Form 10QSB
period 2006-06-30
LILM, INC.
filed 2006-11-20
CIK 1357671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from___________ to___________

                        Commission File Number 000-51872

                                   LILM, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                             87-0645394
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

           1390 South 1100 East # 204, Salt Lake City, Utah 84105-2463 (Address of principal executive offices)

                            (801) 322-0253 (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                          Outstanding as of September 30, 2006
-----------------------------              ------------------------------------
Common Stock, $.001 par value                            2,583,750

Transitional Small Business Disclosure Format (Check one):   Yes [ ]     No [X]

                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
-------                                                                                                   ----
                                          PART  I.  FINANCIAL INFORMATION
Item 1.      Financial Statements.....................................................................      3

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     10

Item 3.      Controls and Procedures..................................................................     12


                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     13

Item 2       Unregistered Sales of Equity Securities and Use of Proceeds..............................     13

Item 3.      Defaults Upon Senior Securities..........................................................     13

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     13

Item 5.      Other Information........................................................................     13

Item 6.      Exhibits.................................................................................     13

             Signatures...............................................................................     14

                                     PART I

Item 1.       Financial Statements

          The accompanying unaudited balance sheets of LILM, Inc. at June 30, 2006 and December 31, 2005, related unaudited statements of operations, stockholders' equity and cash flows for the three and six months ended June 30, 2006 and 2005 and the period December 30, 1999 (date of inception) to June 30, 2006, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006 or any other subsequent period.












                                   LILM, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       June 30, 2006 and December 31, 2005


                                             LILM, INC. and SUBSIDIARY
                                           ( Development Stage Company )
                                            CONSOLIDATED BALANCE SHEETS
                                         June 30, 2006 and December 31, 2005



                                                                Jun 30          Dec 31,
                                                                 2006            2005
                                                              -----------    -----------
ASSETS
CURRENT ASSETS

   Cash                                                       $    15,576    $    21,530
                                                              -----------    -----------

         Total Current Assets                                      15,576         21,530
                                                              -----------    -----------

OFFICE EQUIPMENT - net of accumulated depreciation                  1,347          1,469
                                                              -----------    -----------

                                                              $    16,923    $    22,999
                                                              ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable                                         $      --      $       250
    Accounts payable - related party                                5,797          5,797
                                                              -----------    -----------

         Total Current Liabilities                                  5,797          6,047
                                                              -----------    -----------

STOCKHOLDERS' EQUITY

    Common stock
         25,000,000 shares authorized  at $0.001 par value;
         2,583,750 shares issued and outstanding                    2,584          2,584
     Capital in excess of par value                                83,134         83,134
    Accumulated deficit during development stage                  (74,592)       (68,766)
                                                              -----------    -----------
          Total Stockholders' Equity                               11,126         16,952
                                                              -----------    -----------

                                                              $    16,923    $    22,999
                                                              ===========    ===========








   The accompanying notes are an integral part of these financial statements.


                            LILM, INC. and SUBSIDIARY
                          ( Development Stage Company )
                      CONSOLIDATED STATEMENT OF OPERATIONS
           For the Three and Six Months Ended June 30, 2006 and 2005
     and the Period December 30, 1999 (date of inception ) to June 30, 2006




                                          Three Months                   Six Months              Dec 30,
                                   --------------------------    --------------------------       1999
                                     Jun 30,         Jun 30,       Jun 30,       Jun  30,       to Jun 30,
                                      2006            2005          2006           2005           2006
                                   -----------    -----------    -----------    -----------    -----------
REVENUES                           $     1,009    $       394    $     2,244    $       800    $    16,632
                                   -----------    -----------    -----------    -----------    -----------

EXPENSES

   Administrative                        2,664          6,740          7,738          8,855         78,431
   Royalties                              --               16           --               81
   Depreciation and amortization           158            150            316            540         12,712
                                   -----------    -----------    -----------    -----------    -----------
                                         2,822          6,890          8,070          9,395         91,224
                                   -----------    -----------    -----------    -----------    -----------

NET LOSS                           $    (1,813)   $    (6,496)   $    (5,826)   $    (8,595)   $   (74,592)
                                   ===========    ===========    ===========    ===========    ===========



NET LOSS PER COMMON SHARE

   Basic and diluted               $      --      $      --      $      --      $      --
                                   -----------    -----------    -----------    -----------



AVERAGE OUTSTANDING SHARES

    Basic (stated in 1000's)             2,584          2,584          2,584          2,584
                                   -----------    -----------    -----------    -----------





   The accompanying notes are an integral part of these financial statements.


                            LILM, INC. and SUBSIDIARY
                          ( Development Stage Company )
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the Six Months Ended June 30, 2006 and 2005
     and the Period December 30, 1999 (date of inception) to June 30, 2006
                                                                                                  Dec 30,
                                                                                                  1999 to
                                                                   Jun 30,        Jun 30,         June 30
                                                                    2006           2005           2006
                                                                 -----------    -----------    -----------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                      $    (5,826)   $    (8,595)   $   (74,592)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

          Depreciation and amortization                                  316            540         12,712
          Changes in accounts payable                                  1,300            (18)         1,550
          Contributions to capital - expenses                           --             --              100


          Net Cash Flows Used in Operations                           (4,210)        (8,073)       (60,230)
                                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES

      Purchase office equipment                                         (194)          --           (2,096)
                                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Changes in advances from related parties                       (1,550)          --            4,247
       Proceeds from issuance of common stock net of costs              --             --           73,655
                                                                 -----------    -----------    -----------


   Net Change  in Cash                                                (5,954)        (8,073)        15,576
    Cash at Beginning of Period                                       21,530         33,363           --
                                                                 -----------    -----------    -----------

   Cash at End of Period                                         $    15,576    $    25,290    $    15,576
                                                                 ===========    ===========    ===========




NON CASH  FLOWS  FROM OPERATING AND INVESTING ACTIVITIES

        Issuance of  922,900 common shares for a patent - 2000                                 $    11,963
                                                                                               -----------
        Contributions to capital - expenses - 2001                                                     100
                                                                                               -----------



   The accompanying notes are an integral part of these financial statements.

                            LILM, INC. and SUBSIDIARY
                          ( Development Stage Company )
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

--------------------------------------------------------------------------------


1. ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on December 30, 1999 with authorized common stock of 25,000,000 shares with a par value of $.001.

The principal business activity of the Company is to manufacture and market the "LiL Marc" urinal used in the potty training of young boys.

During December 2004 and January 2005 the Company organized "LiL Marc, Inc.", in the state of Utah, and transferred all its assets to LiL Marc Inc. in exchange for all of the outstanding stock of LiL Marc, Inc. with the intent that the operations of the Company will be continued in the subsidiary.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On June 30, 2006, the Company had a net operating loss available for carryforward of $74,592. The income tax benefit of approximately $22,400 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations. The net operating loss will expire starting in 2021 through 2026.

Revenue Recognition
-------------------

Revenue is recognized upon the completion of the sale and shipment of the training urinal products.

Advertising and Market Development
----------------------------------

The company expenses advertising and market development costs as incurred.

                            LILM, INC. and SUBSIDIARY
                          ( Development Stage Company )
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2006

--------------------------------------------------------------------------------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Financial Instruments
---------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk.

Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary from its inception. All intercompany accounts and balances have been eliminated in the consolidation.

Office Equipment
----------------

Office equipment consists of a computer and is depreciated over three years on the straight method.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

                            LILM, INC. and SUBSIDIARY
                          ( Development Stage Company )
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2006

--------------------------------------------------------------------------------


3.  PATENT

The Company acquired a patent, from a related party, for the "LiL Marc" training urinal. The patent was issued on July 16, 1991 and has been fully amortized.

The terms of the acquisition of the patent includes a royalty of $.25, due to the inventor, on the sale of each training urinal.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 73% of the outstanding common stock of the Company and have made demand, no interest, loans to the Company of $5,797.

Item 2.       Management's Discussion and Analysis or Plan of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.
--------------------------------------------------------------------------------

     We are considered a development stage company with minimal cash assets and with only limited operations and revenue. Ongoing operating expense, including the costs associated with the preparation and filing of our registration statement and periodic reports, have been paid for by (i) the net proceeds of $55,030 (after deducting offering costs) from our stock offering in 2002; and
(ii) from advances from a stockholder. A total of $5,797 has been advanced by Alewine Limited Liability Company, a 73% stockholder that is managed by our President, George I. Norman, III. The debt is evidenced by a promissory note that is payable upon demand with a provision that an interest rate of 10% would be charged on any outstanding balance not paid when due.

     It is anticipated that the Company will require approximately $20,000 over the next 12 months to fund operations and to maintain our corporate viability. If we are unable to generate sufficient revenues from sales of its product, it may have to rely on funds from credit lines, directors and/or stockholders in the future. In March 2005, our subsidiary LiL Marc, Inc., received tentative approval for an unsecured credit line with Wells Fargo Bank in the amount of $15,000. The credit line was never used and was closed. There can be no assurance at this time that the credit line can be reopened nor do we have any other potential sources of funds available to it or its subsidiary at this time. We also do not have any further commitments from a director or stockholder to provide any additional funding.

Results of Operations

     During the three and six month periods ended June 30, 2006, we realized revenues of $1,009 and $2,244, respectively, compared with $394 and $800 for the three and six month periods ended June 30, 2005, respectively. Revenues for both 2006 periods were the result of retail internet and wholesale orders and revenues for the 2005 periods were the result of internet retail orders.

     Total expenses were $2,822 for the second quarter of 2006 compared to $6,890 for the corresponding period 2005 period, and $8,070 for the first six months of 2006 compared to $9,395 for the corresponding 2005 period. Expenses during the second quarter and the first six months of 2006 were primarily for administrative expenses, which decreased 60% for the second quarter and 13% for the first six months of 2006. The second quarter decrease was primarily attributed to a 77% decrease in professional fees, due to accounting audit fees encountered in the 2005 period, and a 62% decrease in general operating expenses due to decreased telephone and shipping charges. The decrease in administrative expenses for the first six months of 2006 is primarily attributed to the 25% decrease in general operating expenses and the 11% decrease in professional fees.

     The net loss for the second quarter of 2006 was $1,813 compared with a net loss of $6,496 for the second quarter of 2005. The decrease in net loss is due to an increase in revenues and a decrease in expenses in 2006. The net loss for the first six months of 2006 was $5,826 compared with a net loss of $8,595 for the first six months of 2005. The decrease in net loss is also due to an increase in revenues and corresponding decrease in expenses.

Liquidity and Capital Resources

     At June 30, 2006 and December 31, 2005, we had total assets consisting of cash and office equipment of $16,923 and 22,999, respectively. Total liabilities at June 30, 2006 and December 31, 2005 were $5,797 and $6,047 respectively. Liabilities at June 30, 2006 consisted of a demand note in the amount of $5,797 issued to a private limited liability company owned by two directors, George Norman and Laurie Norman. The note is payable upon demand and does not bear an interest rate. If a portion of the principal is not paid when due then the note will bear an interest rate of 10% per annum. Liabilities at December 31, 2005 were again for aforementioned note payable in the amount of $5,797 and for professional fees in the amount of $250

     Because we currently have only minimal revenues and limited cash reserves, it anticipates that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product. There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy its cash needs. At December 31, 2005, we had cash on hand of $21,530, working capital of $15,483 and total stockholders' equity of $16,952. At June 30, 2006, we had cash on hand of $15,576, working capital of $9,779 and total stockholders' equity of $11,126.

     In the opinion of management, inflation has not and will not have a material effect on the ongoing operations of the Company.

Plan of Operation

     During the next 12 months, we plan to continue to focus on improving our website found at http://LiLMarc.com and http://Boyspottytraining.com. Anticipated improvements include simplifying the ordering process, improving the appearance and layout of the website, and making changes to the website that would increase impulse purchases. We will also continue to focus on improving our relationships with resellers who sell our product on their websites and on engaging new website hosts for the product. We anticipate that this can be accomplished through individual calls and E-mails to the website hosts. Additionally, we are committed to the production of additional stands when sale of more than 500 LiL Marks is achieved. Because we lack immediate requisite funds, it may be necessary to rely on advances from directors and/or stockholders, although we have no firm commitment from anyone to advance future funds. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, our directors will defer any compensation until such time as business warrants the payment of such.

     After paying certain costs and expenses related to ongoing administrative costs and the associated professional fees, including the cost of preparing and filing requisite reports wit the SEC, management estimates that it will have sufficient funds to operate for the next six to twelve months. If business revenues do not provide enough funds to continue operations, it may be necessary to seek additional financing. This would most likely come from current directors, although the directors are under no obligation to provide additional funding and there is no assurance outside funding will be available on acceptable terms, or at all.

     Because we rely on others for production of our product, we do not anticipate making any significant capital expenditures for new equipment or other assets during 2006. If additional equipment does become necessary, we believe that we may have to seek outside financing to acquire the equipment or assets.

     Currently, we have three employees. Our President devotes approximately 20 hours per week to our business and our Secretary assists on an as-needed basis. We also have a part-time laborer for packaging and shipping product. Management believes that these employees will be adequate for the foreseeable future, or until production reaches a level to justify additional employees. Further, we believe that in the event increased business necessitates additional employees, we will be able to pay the added expenses of these employees from increased revenues.

Forward-Looking and Cautionary Statements

     This report includes "forward-looking statements" that may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words
"may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause its actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

     o the ability to maintain current business and, if feasible, expand the marketing of products;

     o   the ability to attract and retain new individual and retail customers;

     o the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;

     o uncertainties involved in the rate of growth of business and acceptance of the Company's product and;

     o anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;

     o   future capital requirements and our ability to satisfy its needs;

     o   general economic conditions.

     Although management believes the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from those included within the forward-looking statements as a result of various factors. Cautionary statements in the risk factors section and elsewhere in this registration statement identify important risks and uncertainties affecting our future, which could cause actual results to differ materially from the forward-looking statements made herein.

Item 3.       Controls and Procedures.

     We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

     In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and acting principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, management concluded that our disclosure controls and procedures in place do provide reasonable assurance that all necessary disclosures are communicated as required.

     There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

Item 1.       Legal Proceedings

     There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

     This Item is not applicable.

Item 3.       Defaults Upon Senior Securities

     This Item is not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

     This Item is not applicable.

Item 5.       Other Information

     This Item is not applicable.

Item 6.       Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2      Certification   of   Principal   Accounting   Officer
                           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1     Certification of C.E.O. Pursuant to 18 U.S.C. Section
                           1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

         No report on Form 8-K was filed during the three month period ended June 30, 2006.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 LILM, INC.



Date:  November 20, 2006                By:  /S/   GEORGE I. NORMAN, III
                                           -------------------------------------
                                             George I. Norman, III
                                             President, C.E.O. and Director
                                             (Principal Accounting Officer)