Form 10QSB
period 2006-09-30
LILM, INC.
filed 2006-11-20
CIK 1357671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2006

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


                                     PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheets of LILM, Inc. at September 30, 2006 and December 31, 2005, related unaudited statements of operations, stockholders' equity and cash flows for the three and nine months ended September 30, 2006 and 2005 and the period December 30, 1999 (date of inception) to September 30, 2006, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006 or any other subsequent period.












                                   LILM, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    September 30, 2006 and December 31, 2005


                            LILM, INC. and SUBSIDIARY
                          ( Development Stage Company )
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2006 and December 31, 2005



                                                                 Sept 30,       Dec 31,
                                                                  2006           2005
                                                              -----------    -----------
ASSETS
CURRENT ASSETS
   Cash                                                       $    12,731    $    21,530
                                                              -----------    -----------
        Total Current Assets                                       12,731         21,530
                                                              -----------    -----------

OFFICE EQUIPMENT - net of depreciation                              1,189          1,469
                                                              -----------    -----------

                                                              $    13,920    $    22,999
                                                              ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Accounts payable - related party                          $     5,797    $     5,797
     Accounts payable                                                --              250
                                                              -----------    -----------
         Total Current Liabilities                                  5,797          6,047
                                                              -----------    -----------

STOCKHOLDERS' EQUITY

    Common stock
         25,000,000 shares authorized  at $0.001 par value;
         2,583,750 shares issued and outstanding                    2,584          2,584
     Capital in excess of par value                                83,134         83,134
    Accumulated deficit during development stage                  (77,595)       (68,766)
                                                              -----------    -----------
          Total Stockholders' Equity                                8,123         16,952
                                                              -----------    -----------

                                                              $    13,920    $    22,999
                                                              ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                            LILM, INC. and SUBSIDIARY
                          ( Development Stage Company )
                      CONSOLIDATED STATEMENT OF OPERATIONS
         For the Three and Nine Months Ended September 30, 2006 and 2005
   and the Period December 30, 1999 (date of inception ) to September 30, 2006


                                           Three Months                  Nine Months           Dec 30, 1999
                                    --------------------------    --------------------------    -----------
                                             Sept 30,               Sept 30,       Sept 30,     to Sept 30,
                                       2006           2005            2006          2005           2006
                                    -----------    -----------    -----------    -----------    -----------
REVENUES                            $       474    $       700    $     2,718    $       877    $    17,074
                                    -----------    -----------    -----------    -----------    -----------

EXPENSES

    Administrative                        3,319            740         11,057          9,891         82,123
    Royalties                              --             --               16           --               81
    Depreciation and amortization           158            937            474          1,406         12,870
                                    -----------    -----------    -----------    -----------    -----------
                                          3,477          1,677         11,547         11,297         95,074
                                    -----------    -----------    -----------    -----------    -----------

NET LOSS                            $    (3,003)   $      (977)   $    (8,829)   $   (10,420)   $   (78,000)
                                    ===========    ===========    ===========    ===========    ===========




NET LOSS PER COMMON SHARE

   Basic and diluted                $      --      $      --      $      --      $      --
                                    -----------    -----------    -----------    -----------



AVERAGE OUTSTANDING SHARES

    Basic (stated in 1000's)              2,548          2,548          2,584          2,548
                                    -----------   -----------    -----------    -----------




   The accompanying notes are an integral part of these financial statements.


                            LILM, INC. and SUBSIDIARY
                          ( Development Stage Company )
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          For the Nine Months Ended September 30, 2006 and 2005
   and the Period December 30, 1999 (date of inception) to September 30, 2006

                                                                                                 Dec 30,
                                                                                                 1999 to
                                                                   Sept 30,      Sept 30,        Sept 30,
                                                                     2006          2005            2006
                                                                 -----------    -----------    -----------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                      $    (8,829)   $   (10,420)   $   (78,000)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

          Depreciation and amortization                                  474          1,406         12,870
          Changes in accounts payable                                   (250)          --            3,550
          Contributions to capital - expenses                           --             --              100


          Net Cash Flows Used in Operations                           (8,605)        (9,014)       (61,480)
                                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES

      Purchase office equipment                                         (194)          (504)        (2,096)
                                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Changes in advances from  related  parties                       --             --            3,247
       Proceeds from issuance of common stock net of costs              --             --           73,655
                                                                 -----------    -----------    -----------


   Net Change  in Cash                                                (8,799)        (9,518)        13,326
    Cash at Beginning of Period                                       21,530         33,363           --
                                                                 -----------    -----------    -----------

   Cash at End of Period                                         $    12,731    $    23,845    $    13,326
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

                            LILM, INC. and SUBSIDIARY
                          ( Development Stage Company )
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006

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

During January 2005 the Company organized "LiL Marc, Inc.", in the state of Utah, and transferred all its assets and liabilities to LiL Marc Inc. in exchange for all of the outstanding stock of LiL Marc, Inc. for the purpose of continuing the operations of the Company in the subsidiary.

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

On September 30, 2006, the Company had a net operating loss available for carryforward of $78,000. The income tax benefit of approximately $23,400 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations. The net operating loss will expire starting in 2021 through 2027.

Revenue Recognition
-------------------

Revenue is recognized upon the completion of the sale and shipment of the training urinal products.

Advertising and Market Development
----------------------------------

The company expenses advertising and market development costs as incurred.

                            LILM, INC. and SUBSIDIARY
                          ( Development Stage Company )
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2006

--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values due to their short term maturities.

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

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary from its inception. All significant intercompany accounts and balances have been eliminated in consolidation.

                            LILM, INC. and SUBSIDIARY
                          ( Development Stage Company )
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2006

--------------------------------------------------------------------------------


3.  PATENT

The Company acquired a patent, from a related party, for the "LiL Marc" training urinal and is shown at the predecessor cost, less amortization. The patent was issued on July 16, 1991 and is fully amortized.

The terms of the acquisition of the patent includes a royalty of $.25, due to the inventor, on the sale of each training urinal.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 73% of the outstanding common stock of the Company and have made demand, no interest, loans to the Company of $ 5,797.

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

     It is anticipated that we will require approximately $20,000 over the next 12 months to fund operations and to maintain our corporate viability. If we are unable to generate sufficient revenues from sales of its product, it may have to rely on funds from credit lines, directors and/or stockholders in the future. In March 2005, our subsidiary LiL Marc, Inc., received tentative approval for an unsecured credit line with Wells Fargo Bank in the amount of $15,000. The credit line was never used and was closed. There can be no assurance at this time that the credit line can be reopened nor do we have any other potential sources of funds available to it or its subsidiary at this time. We also do not have any further commitments from a director or stockholder to provide any additional funding.

Results of Operations

     During the three and nine month periods ended September 30, 2006, we realized revenues of $474 and $2,718, respectively, compared with $700 and $877 for the three and nine month periods ended September 30, 2005, respectively.
Revenues for both the 2006 periods were the result of retail internet and wholesale orders and revenues for the 2005 periods were the result of internet retail orders.

     Total expenses were $3,477 for the third quarter of 2006 compared to $1,677 for the corresponding period 2005 period, and $11,547 for the first nine months of 2006 compared to $11,298 for the corresponding 2005 period. Expenses during the third quarter and the first nine months of 2006 were primarily for administrative expenses, which increased 348% for the third quarter and 12% for the first nine months. The third quarter increase was primarily attributed to a 66% increase in rent expense, due to the timing of rental payments and varying monthly utility charges, and a 195% increase in general operating expenses due to increased telephone, shipping and other charges. The increase in administrative expenses for the first nine months of 2006 is attributed to a 15% increase in rent expense, also due to the timing of rental payments and varying month utility charges, and a 95% increase in general operating expenses related to telephone and shipping charges.

     The net loss for the third quarter of 2006 was $3,003 compared with a net loss of $977 for the third quarter of 2005. The increase in net loss is due to decreased revenues and corresponding increase in administrative expenses in 2006. The net loss for the first nine months of 2006 was $8,829 compared with a net loss of $10,420 for the first nine months of 2005. The decrease in net loss is due to the increase in revenues and partially offset by the increase in expenses.

Liquidity and Capital Resources

     At September 30, 2006 and December 31, 2005, we had total assets consisting of cash and office equipment of $13,920 and 22,999, respectively. Total liabilities at September 30, 2006 and December 31, 2005 were $5,797 and $6,047 respectively. Total liabilities at September 30, 2006 consisted of a demand note in the amount of $5,797 issued to a private limited liability company owned by two directors, George Norman and Laurie Norman. The note is payable upon demand and does not bear an interest rate. If a portion of the principal is not paid when due then the note will bear an interest rate of 10% per annum.

     Because we currently have only minimal revenues and limited cash reserves, it anticipates that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product. There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy its cash needs. At December 31, 2005, we had cash on hand of $21,530, working capital of $15,483 and total stockholders' equity of $16,952. At September 30, 2006, we had cash on hand of $12,731, working capital of $6,934 and total stockholders' equity of $8,123.

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

     (b) Reports on Form 8-K

         No report on Form 8-K was filed during the three month period ended September 30, 2006.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LILM, INC.



Date:  November 20, 2006               By:  /S/   GEORGE I. NORMAN, III
                                          --------------------------------------
                                            George I. Norman, III
                                            President, C.E.O. and Director
                                            (Principal Accounting Officer)