Form 10QSB/A
period 2006-06-30
LILM, INC.
filed 2007-03-30
CIK 1357671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                [Amendment No. 1]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2006

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _________ to _________

                        Commission File Number 000-51872

                                   LILM, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                            87-0645394
-------------------------------                            -------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                  Outstanding as of June 30, 2006
-----------------------------                    -------------------------------
Common Stock, $.001 par value                               2,583,750

Transitional Small Business Disclosure Format (Check one):   Yes [ ]     No [X]

                                           TABLE OF CONTENTS

Heading                                                                                                   Page
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

                                     PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheets of LILM, Inc. and Subsidiary and LiL Marc, Inc. (predecessor) (development stage company) as of June 30, 2006 and December 31, 2005, related unaudited statements of income and cash flows for the three and six months ended June 30, 2006 and 2005 and the period April 22, 1997 (date of inception of predecessor) to June 30, 2006, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006 or any other subsequent period.












                                   LILM, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       June 30, 2006 and December 31, 2005


                 LILM, INC. and SUBSIDIARY and LIL MARC INC. (predecessor)
                               (Development Stage Company)
                                CONSOLIDATED BALANCE SHEETS
                            June 30, 2006 and December 31, 2005

----------------------------------------------------------------------------------------

                                                                Jun 30         Dec 31,
                                                                 2006           2005
                                                              -----------    -----------

ASSETS
CURRENT ASSETS
   Cash                                                       $    15,576    $    21,530
                                                              -----------    -----------

         Total Current Assets                                      15,576         21,530
                                                              -----------    -----------

OFFICE EQUIPMENT - net of accumulated depreciation                  1,347          1,469
                                                              -----------    -----------

                                                              $    16,923    $    22,999
                                                              ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable                                         $      --      $       250
    Accounts payable - related party                                5,797          5,797
                                                              -----------    -----------

         Total Current Liabilities                                  5,797          6,047
                                                              -----------    -----------

STOCKHOLDERS' EQUITY

    Common stock
         25,000,000 shares authorized  at $0.001 par
         value; 2,583,750 shares issued and outstanding             2,584          2,584
     Capital in excess of par value                               135,111        135,111
    Accumulated deficit during development stage                 (126,569)      (120,743)
                                                              -----------    -----------
          Total Stockholders' Equity                               11,126         16,952
                                                              -----------    -----------

                                                              $    16,923    $    22,999
                                                              ===========    ===========




   The accompanying notes are an integral part of these financial statements.


                         LILM, INC. and SUBSIDIARY and LIL MARC INC. (predecessor)
                                        (Development Stage Company)
                                         CONSOLIDATED STATEMENT OF
                   OPERATIONS For the Three and Six Months Ended June 30, 2006 and 2005
             and the Period April 22, 1997 (date of inception of predecessor) to June 30, 2006
--------------------------------------------------------------------------------------------------------------

                                           Three Months                  Six Months
                                   --------------------------   ---------------------------
                                     Jun 30,        Jun 30,        Jun 30,       Jun  30,       Apr 22, 1997
                                      2006           2005           2006           2005        to Jun 30, 2006
                                   -----------    -----------    -----------    -----------    ---------------


REVENUES                           $     1,009    $       394    $     2,244    $       800      $    16,978
                                   -----------    -----------    -----------    -----------      -----------

EXPENSES

   Administrative                        2,664          6,740          7,738          8,855          114,846
   Royalties                              --               16           --               81
   Depreciation and amortization           158            150            316            540           28,620
                                   -----------    -----------    -----------    -----------      -----------
                                         2,822          6,890          8,070          9,395          143,547
                                   -----------    -----------    -----------    -----------      -----------

NET LOSS                           $    (1,813)   $    (6,496)   $    (5,826)    $ ( 8,595)      $  (126,569)
                                   ===========    ===========    ===========    ===========      ===========







NET LOSS PER COMMON SHARE

   Basic and diluted               $      --      $      --      $      --      $      --
                                   -----------    -----------    -----------    -----------



AVERAGE OUTSTANDING SHARES

    Basic (stated in 1000's)             2,584          2,584          2,584          2,584
                                   -----------    -----------    -----------    -----------




         The accompanying notes are an integral part of these financial statements.

                                        -5-


                       LILM, INC. and SUBSIDIARY and LIL MARC INC. (predecessor)
                                     (Development Stage Company)
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            For the Six Months Ended June 30, 2006 and 2005
           and the Period April 22, 1997 (date of inception of predecessor) to June 30, 2006

--------------------------------------------------------------------------------------------------------


                                                               Jun 30,         Jun 30,   Apr 22, 1997 to
                                                                2006            2005       Jun 30, 2006
                                                             -----------    -----------  ---------------
CASH FLOWS FROM
   OPERATING ACTIVITIES
   Net loss                                                  $    (5,826)        (8,595)   $  (126,569)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

          Issuance of common stock for expenses                     --             --            8,700
          Depreciation and amortization                              316            540         28,470
          Changes in accounts payable                              1,300            (18)        (4,388)
          Contributions to capital - expenses                       --             --              100


          Net Cash Flows Used in Operations                       (4,210)        (8,073)       (93,687)
                                                             -----------    -----------    -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES

      Purchase of patents                                           --             --          (28,650)
      Purchase office equipment                                     (194)          --           (2,096)
                                                             -----------    -----------    -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Changes in advances from related parties                   (1,550)          --            5,797
       Proceeds from issuance of common stock net of costs          --             --          134,212
                                                             -----------    -----------    -----------


   Net Change  in Cash                                            (5,954)        (8,073)        15,576
    Cash at Beginning of Period                                   21,530         33,363           --
                                                             -----------    -----------    -----------

   Cash at End of Period                                     $    15,576    $    25,290    $    15,576
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

                                                       -6-

            LILM, INC. and SUBSIDIARY and LIL MARC INC. (predecessor)
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

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

"LiL Marc, Inc." (predecessor) was incorporated under the laws of the state of Nevada on April 22, 1997 for the purpose of marketing and sales of the "Lil Marc" training urinal for use by young boys. The marketing and sales activity was transferred to LILM, Inc. on December 30, 1999.

 Included in these financial statements are the combined statement of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to June 30, 2006.

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

            LILM, INC. and SUBSIDIARY and LIL MARC INC. (predecessor)
                          ( Development Stage Company )
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2006

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

            LILM, INC. and SUBSIDIARY and LIL MARC INC. (predecessor)
                          ( Development Stage Company )
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2006

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

Item 3.       Controls and Procedures.

     As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, our chief executive officer and principal accounting officer concluded our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                      LILM, INC.



Date:  March 29, 2007                 By:  /S/   GEORGE I. NORMAN, III
                                         ---------------------------------------
                                               George I. Norman, III
                                               President, C.E.O. and Director
                                               (Principal Accounting Officer)