Form 10QSB/A
period 2006-09-30
LILM, INC.
filed 2007-03-30
CIK 1357671

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

                       For the transition period from to

                        Commission File Number 000-51872

                                   LILM, INC.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                             87-0645394
-------------------------------                            --------------------
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

                                                      PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheets of LILM, Inc., and Subsidiary and LiL Marc, Inc. (predecessor) (development stage company) as of September 30, 2006 and December 31, 2005, related unaudited statements of income and cash flows for the three and nine months ended September 30, 2006 and 2005 and the period April 22, 1997 (date of inception of predecessor) to September 30, 2006, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006 or any other subsequent period.





                                   LILM, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    September 30, 2006 and December 31, 2005

                 LILM, INC. and SUBSIDIARY and LIL MARC INC. (predecessor)
                               ( Development Stage Company )
                                CONSOLIDATED BALANCE SHEETS
                          September 30, 2006 and December 31, 2005

----------------------------------------------------------------------------------------


                                                               Sept 30,        Dec 31,
                                                                 2006           2005
                                                              -----------    -----------
ASSETS
CURRENT ASSETS
   Cash                                                       $    12,731    $    21,530
                                                              -----------    -----------
        Total Current Assets                                       12,731         21,530
                                                              -----------    -----------

OFFICE EQUIPMENT - net of depreciation                              1,189          1,469
                                                              -----------    -----------

                                                              $    13,920    $    22,999
                                                              ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Accounts payable - related party                          $     5,797    $     5,797
     Accounts payable                                                --              250
                                                              -----------    -----------
         Total Current Liabilities                                  5,797          6,047
                                                              -----------    -----------

STOCKHOLDERS' EQUITY

    Common stock
         25,000,000 shares authorized  at $0.001 par value;
         2,583,750 shares issued and outstanding                    2,584          2,584
     Capital in excess of par value                               135,111        135,111
    Accumulated deficit during development stage                 (129,572)      (120,743)
                                                              -----------    -----------
          Total Stockholders' Equity                                8,123         16,952
                                                              -----------    -----------

                                                              $    13,920    $    22,999
                                                              ===========    ===========




         The accompanying notes are an integral part of these financial statements.



                          LILM, INC. and SUBSIDIARY and LIL MARC INC. (predecessor)
                                        ( Development Stage Company )
                                    CONSOLIDATED STATEMENT OF OPERATIONS
                       For the Three and Nine Months Ended September 30, 2006 and 2005
              and the Period April 22, 1997 (date of inception of predecessor) to September 30, 2006

---------------------------------------------------------------------------------------------------------------

                                            Three Months                   Nine Months
                                    --------------------------    --------------------------
                                      Sept 30,       Sept 30,       Sept 30,       Sept 30,       Apr 22, 1997
                                       2006           2005            2006          2005        to Sept 30, 2006
                                    -----------    -----------    -----------    -----------    ----------------

REVENUES                            $       474    $       700    $     2,718    $       877      $    17,452
                                    -----------    -----------    -----------    -----------      -----------

EXPENSES

    Administrative                        3,319            740         11,057          9,891          118,165
    Royalties                              --             --               16           --                 81
    Depreciation and amortization           158            937            474          1,406           28,778
                                    -----------    -----------    -----------    -----------      -----------
                                          3,477          1,677         11,547         11,297          147,024
                                    -----------    -----------    -----------    -----------      -----------

NET LOSS                            $    (3,003)   $      (977)   $    (8,829)   $ ( 10,420)      $  (129,572)
                                    ===========    ===========    ===========    ===========      ===========


NET LOSS PER COMMON SHARE

   Basic and diluted                $      --      $      --      $      --      $      --
                                    -----------    -----------    -----------    -----------



AVERAGE OUTSTANDING SHARES

    Basic (stated in 1000's)              2,548          2,548          2,584          2,548
                                    -----------    -----------    -----------    -----------






                  The accompanying notes are an integral part of these financial statements.

                                                     -5-

                    LILM, INC. and SUBSIDIARY and LIL MARC INC. (predecessor)
                                  ( Development Stage Company )
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the Nine Months Ended September 30, 2006 and 2005
        and the Period April 22, 1997 (date of inception of predecessor) to September 30, 2006

--------------------------------------------------------------------------------------------------------


                                                              Sept 30,        Sept 30,   Apr 22, 1997 to
                                                                2006            2005      Sept 30, 2006
                                                             -----------    -----------    -----------


CASH FLOWS FROM
   OPERATING ACTIVITIES
   Net loss                                                  $    (8,829)   $   (10,420)   $  (129,572)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

          Issuance of common stock for expenses                     --             --            8,700
          Depreciation and amortization                              474          1,406         28,628
          Changes in accounts payable                               (250)          --           (4,388)
          Contributions to capital - expenses                       --             --              100


          Net Cash Flows Used in Operations                       (8,605)        (9,014)       (96,532)
                                                             -----------    -----------    -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES

      Purchase of patent                                            --             --          (28,650)
      Purchase office equipment                                     (194)          (504)        (2,096)
                                                             -----------    -----------    -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Changes in advances from  related  parties                   --             --            5,797
       Proceeds from issuance of common stock net of costs          --             --          134,212
                                                             -----------    -----------    -----------


   Net Change  in Cash                                            (8,799)        (9,518)        12,731
    Cash at Beginning of Period                                   21,530         33,363           --
                                                             -----------    -----------    -----------

   Cash at End of Period                                     $    12,731    $    23,845    $    12,731
                                                             ===========    ===========    ===========



NON CASH  FLOWS  FROM OPERATING AND INVESTING ACTIVITIES

        Issuance of  922,900 common shares for a patent - 2000                              $   11,963
                                                                                            ----------
        Contributions to capital - expenses - 2001                                                 100
                                                                                            ----------



              The accompanying  notes are an integral part of these financial statements.

            LILM, INC. and SUBSIDIARY and LIL MARC INC. (predecessor)
                          ( Development Stage Company )
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006

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

Included in the following financial statements are the combined statement of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to September 30, 2006.

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

On September 30, 2006, the Company had a net operating loss available for carryforward of $77,595. The income tax benefit of approximately $23,300 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations. The net operating loss will expire starting in 2021 through 2027.

            LILM, INC. and SUBSIDIARY and LIL MARC INC. (predecessor)
                          ( Development Stage Company )
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2006

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

            LILM, INC. and SUBSIDIARY and LIL MARC INC. (predecessor)
                          ( Development Stage Company )
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2006

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

     Total expenses were $3,477 for the third quarter of 2006 compared to $1,677 for the corresponding period 2005 period, and $11,547 for the first nine months of 2006 compared to $11,297 for the corresponding 2005 period. Expenses during the third quarter and the first nine months of 2006 were primarily for administrative expenses, which increased 348% for the third quarter and 12% for the first nine months. The third quarter increase was primarily attributed to a 66% increase in rent expense, due to the timing of rental payments and varying monthly utility charges, and a 195% increase in general operating expenses due to increased telephone, shipping and other charges. The increase in administrative expenses for the first nine months of 2006 is attributed to a 15% increase in rent expense, also due to the timing of rental payments and varying month utility charges, and a 95% increase in general operating expenses related to telephone and shipping charges.

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

                                 LILM, INC.



Date:  March 29, 2007            By:  /S/   GEORGE I. NORMAN, III
                                     -------------------------------------------
                                      George I. Norman, III
                                      President, C.E.O. and Director
                                      (Principal Accounting Officer)