Form 10KSB
period 2006-12-31
LILM, INC.
filed 2007-04-17
CIK 1357671

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2006

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                        Commission File Number: 000-51872

                                   LILM, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                              87-0645394
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

           1390 South 1100 East # 204, Salt Lake City, Utah 84105-2463
               (Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (801) 322-0253

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:   Common

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         State the issuer's revenues for its most recent fiscal year.  $ 2,984

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $ 73,063 (Based on bid price $0.10 per share on April 13, 2007)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                            Outstanding as of March 31, 2007
-----------------------                  --------------------------------
Common Stock, Par Value                              2,583,750
   $0.001 par value

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III,
Item 14.


Transitional Small Business Disclosure Format.   Yes [ ]   No [X]

                                           LILM, INC.

                                        TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
                                             PART I

Item 1.     Description of Business .................................................     3

Item 2.     Description of Property..................................................    10

Item 3.     Legal Proceedings........................................................    10

Item 4.     Submission of Matter to a Vote of Security Holders.......................    10

                                                PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.................    10

Item 6.     Management's Discussion and Analysis or Plan of Operation................    12

Item 7.     Financial Statements.....................................................    17

Item 8.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure...............................................    17

Item 8A.    Controls and Procedures..................................................    17

Item  8B    Other Information........................................................    18

                                               PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
               Corporate Governance; Compliance with Section 16(a)
               of the Exchange Act...................................................    18

Item 10.    Executive Compensation...................................................    20

Item 11.    Security Ownership of Certain Beneficial Owners and Management...........    20

Item 12.    Certain Relationships and Related Transactions
              and Director Independence..............................................    20

Item 13.    Exhibits.................................................................    21

Item 14.    Principal Accountant Fees and Services...................................    21

            Signatures...............................................................    23

                                     PART I

Item 1.       Description of Business

     History
     -------

     LILM, Inc. was organized on December 30, 1999 under the laws of the State of Nevada as a wholly owned subsidiary of LiL Marc, Inc., a Nevada corporation. On that date we acquired from LiL Marc, Inc. the U.S. patent rights to the LiL Marc "Training Urinal" a plastic toilet-training device (U.S. Patent Number 318,325, issued July 16, 1991). We also acquired the trade name "LiL Marc" and rights to manufacture and market the product. We submitted the Patent Assignment to the United States Patent Office in Washington, D.C. and, on February 10, 2000, the assignment was recorded.

     We are primarily involved in the manufacture and marketing of the LiL Marc, a plastic boys toilet-training device constructed of white polyethylene plastic having the appearance of white porcelain. We also intend to explore the potential development, marketing and manufacturing of complementary baby products.

     The LiL Marc training urinal was invented by James Curt McKiney and a patent was issued to him on July 16, 1991. Approximately 3,500 units were sold by the inventor, primarily between 1992 and 1994. In 1997, LiL Marc, Inc. (Nevada), our predecessor company, acquired the marketing and patent rights to the LiL Marc training urinal from the inventor. On December 30, 1999, LiL Marc, Inc. (Nevada) created LILM, Inc., as a wholly owned subsidiary and the patent and marketing rights to the LiL Marc were conveyed to LILM, Inc..

     In June 2000, our current President, George I. Norman, III, acquired in a private transaction 100% of the 1,000,000 issued and outstanding shares of our common stock and we ceased to be a subsidiary of LiL Marc, Inc. (Nevada). Subsequently in October 2002, LiL Marc, Inc. (Nevada) acquired InkSure Technologies, Inc. and became engaged as a developer and marketer of customized authentication systems designed to enhance the security of documents and branded products for protection from counterfeiting and diversion. Since June 2000, we have not had any connection or relationship with LiL Marc, Inc. (Nevada), now known as InkSure Technologies, Inc.

     Since 2000, we have maintained our corporate offices in Salt Lake City, Utah and also kept an adjunct office in Las Vegas, Nevada until 2004. In December of 2004, we closed our Las Vegas office and moved all operations to Salt Lake City, Utah. In connection with this move, on December 10, 2004, we created a new Utah corporation as a wholly owned subsidiary under the name of LiL Marc, Inc. We then transferred all of our assets to LiL Marc, Inc. (Utah) in January 2005, in exchange for all 1,500,000 shares (100% of LiL Marc's outstanding common stock. By incorporating in Utah as LiL Marc, Inc., we consolidated our operations in one location and reduced duplicated operating expenses.

     On February 25, 2005, we submitted a subsequent Patent Assignment to the United Sates Patent Office conveying the patent rights to our wholly owned subsidiary, LiL Marc, Inc. (Utah). In connection with the assignment of the patent, LiL Marc, Inc. (Utah) will pay to James Curt McKiney, the inventor of the LiL Marc training urinal, an ongoing royalty of $0.25 per urinal sold, due each year on March 31 beginning in 2005. As of December 31, 2006, a total of $36.00 in royalty payments have been paid to the inventor.

     Stock Offering
     --------------

     On February 21, 2002, we commenced an offering of our common stock pursuant to an exemption from registration under the Securities Act of 1933 provided by Rule 504 of Regulation D promulgated thereunder. The offering was for 1,500,000 shares of common stock at the offering price of $0.08 per share. We sold a total of 763,750 shares to 59 investors for gross proceeds of $61,100 and filed a final Form D with the SEC in March 2003. The term of the offering was for one year commencing February 21, 2002.

     In connection with the offering, we engaged Stanley K. Stilwell of Las Vegas, Nevada to act as our sales representative. Mr. Stilwell is a licensed securities representative with the State of Nevada and for the past 18 years has been engaged in the securities industry as a self-employed business consultant and sales representative. Prior to serving as LILM's sales representative, Mr. Stilwell has been a sales representative for three other companies in connection with their securities offerings. Except for acting as our sales representative for the stock offering, Mr. Stilwell has not had any other relationship or affiliation with LILM or our management.

     Registration Statement
     ----------------------

     We have filed a registration statement with the SEC on Form 10-SB. Management believes that becoming a reporting company under the Securities Exchange Act of 1934 will enable us to make an application to have our common stock traded in the public over-the-counter market. Also, being a reporting company will make information concerning us more accessible to stockholders, prospective stockholders and the public trading market. As a result of filing a registration statement under the Exchange Act, we are obligated to file with the SEC certain interim and periodic reports including an annual report containing audited financial statements.

     Our principal executive offices are located at 1390 South 1100 East # 204, Salt Lake City, Utah 84105-2463 and our telephone number is (801) 322-0253.

LiL Marc Training Urinal

     The LiL Marc is a simple to use plastic urinal used in the bathroom ("potty") training of young boys. The LiL Marc is constructed from high quality, recyclable, high density, white polyethylene plastic and, because of its white porcelain appearance, looks like a full-sized urinal found in public restrooms, only on a smaller scale. It is intended to assist in the training of daytime bladder control of young boys. By using the LiL Marc, a male child can be potty-trained standing up like a little boy, instead of being trained sit-down fashion like a little girl.

     The LiL Marc is marketed as a stand alone unit with a removable support to stand the unit at the proper height for young boys. It can be easily transported to another room or used when traveling. The LiL Marc may also be attached to a wall or door using the mounting bracket and screws, both provided with the unit. The mounting bracket holds the unit securely and slides off easily to empty and clean with any detergent or bathroom cleaner. The LiL Marc features a built-in pour spout that makes it easy to empty and clean. The LiL Marc is a one-time purchase and does not need any other supplies. It is designed so that young boys of all sizes can comfortably stand while facing the unit. It has a height of 24 inches and a width of just over 10 inches.

Production

     In addition to acquiring the patent rights to the LiL Marc, we also acquired the production air mold and rotational mold used to manufacture the training unit and its stand. The molds are located at Blow Molded Products in Glen Avon, California, a specialty boutique blow mold manufacturer. By having another company manufacture the LiL Marc, we are able to produce a quality product in mass at a competitive price. Using the air mold enables us to produce large or small orders and, during test marketing by the inventor, the air mold produced over 3,000 units with a high quality finish. We have an arrangement with Blow Mold Products whereby we will use the air mold to manufacture the wall mount and LiL Marc urinal for a specified production price. The stand is manufactured elsewhere.

     The arrangement with Blow Molded Products consists of our submitting a purchase order and payment terms are discussed at the time of the order. All orders are FOB shipping point with shipping and delivery arranged by us. We are required to provide a production ready mold, which is currently onsite at Blow Molded Products. Each order includes the standard terms and conditions concerning any individual order. We do not have a formal contract with Blow Molded Products other than individual purchase orders.

     We use a subcontractor, Rotational Molding of Utah located in Brigham City, Utah, that uses custom rotation molds to manufacture the stands. Our arrangement with Rotational Molding is that we submit a purchase order on the terms that payment is due within 30 days of completing the order. All orders are FOB shipping with shipping and delivery arranged by us. We do not have a formal contract with Rotational Molding other than individual purchase orders for each order.

     Cost of production, based on a projected 5,000 LiL Marcs manufactured, is approximately $2.94 per urinal and $2.00 per stand. Due to the size and shape of the LiL Marc, packaging and shipping initially required a special order box. However, we have developed a shrink wrap package that costs approximately $1.50 per unit. We currently assemble the product at our Salt Lake City facility and individually shrink wraps each product using an American International Electric, Inc. shrink packaging system. This system can wrap one unit in a two-and-a-half minute time period. The product is then placed in a brown shipping box. Thus, the total manufacturing and packaging cost are approximately $6.44 per finished LiL Marc, which has a suggested retail price of $19.95.

     We are committed to produce our product solely in America and the product has an industry recyclable rating of 2. This rating appears as a commonly used recyclable symbol (triangular shape) with the number 2 and the word "HOPE", denoting that the product is made of a plastic resin consisting of high density polyethylene. The recycle applications are common drainage pipe, liquid laundry detergent bottles, oil bottles, pens, benches, doghouses, recycling containers, floor tile, picnic tables, fencing, lumber, and mailbox posts.

     We guarantee the LiL Marc Potty Trainer against defects in materials and workmanship for a period of two years from the date of purchase. If the product is found to be defective, we will replace it with a new LiL Marc and pay shipping for the replaced product. To date, there have been no claims filed or requests for replacement products.

Marketing

     The LiL Marc, it is marketed through our websites at www.LiLMarc.com and www.BoysPottyTraining.com The LiL Marc is also represented on several other websites that specialize in the marketing of potty training products for boys, which enhances the visibility of the product. Currently these resellers include PottyTrainingSolutions.com, PottyTrainingConcepts.com, ZipBaby.com and Babybungalow.com. We have realized nominal international sales. On November 7, 2005, one LiL Marc was shipped to Japan with a charge of $44.45 USD, including shipping. On April 11, 2005, we shipped one LiL Marc to Canada with a charge of $25.20 USD including shipping.

     In 2005, Narmin Parpia of PottyTrainingConcepts.com, an internet web reseller of our product, displayed the LiL Marc at a national trade show, but met with little success. Management believes that we need to sponsor our own display at future shows for any meaningful results. Due to the extremely high costs of participating in national trade shows, management has no current plans to do so. Management believes that the world wide web gives the highest degree of visibility for the LiL Marc at this time.

     The LiL Marc inventor did perform limited test marketing which included pricing information, product layout suggestions, and some mail order product introduction. The inventor arranged for the LiL Marc, on a limited scale, to be advertised in the 1993 July and August editions of Parenting Magazine and in the 1993 May/June edition of Twins Magazine. The ads featured the LiL Marc in color and black and white and offered the product for sale at prices between $19.95 and $24.95. The inventor also arranged for the product to be advertised in the 1994 spring issue of One Step, a baby care mail order catalog, at a featured price of $19.95. In reliance upon the best information available to management as provided by the inventor, approximately 3,500 units were sold, primarily during the period from 1992 through 1994. These units were sold by the inventor prior to the involvement of our predecessor company LiL Marc, Inc., (Nevada) which acquired the marketing and patent rights to the LiL Marc training urinal from the inventor in 1997. Subsequently these rights were conveyed to us in 1999.

Competition

     Competitive conditions in the industry are dependent on the products and marketing ability of the various companies that are selling similar potty training products. Management believes that are currently four or five companies marketing products similar to the LiL Marc. These products range from simple colored floating targets to complex molded adaptations that are attached to the toilet bowl. There is currently only one other free standing urinal in the marketplace, the "Peter Potty," but its retail price of $49.95 far exceeds the LiL Marc price of $19.95 and its upper water reservoir and flushing design limits its portability. We offer the only free-standing training urinal that does not require a water source, making it completely portable. Current competitors require a commode basin to attach their product, such as the "Weeman," or require a water source to fill the urinal flushing tank, as in the "Peter Potty."

     Most of our competitors compete using similar methods, primarily relying on their websites and the websites of resellers to market their products. Our competitive position against these other companies varies depending on each individual competitor's advertising and marketing budgets. Management believes we can compete against these smaller companies because of our product's portability, ease of cleaning, and no requirement for a water source. Our product is priced in the middle range of these similar products.

     The other competition to the LiL Marc is a wide variety of standard potty trainer "potties" designed for either little boys or girls which are produced and marketed through much larger companies. These competitors have a marketing advantage over the LiL Marc because their products are usually sold in nationwide retail stores through wholesale distributors. Additionally, these larger competitors have marketing budgets that allow them to advertise in toddler and parenting magazines and on television. We do not have a budget or the ability for national advertising and marketing and instead, must rely on our website and on the websites of resellers as well as word of mouth from customers. When compared with these larger companies, we are at a competitive disadvantage as to marketing and advertising. Management believes that our competitive position is more advantageous against these larger companies because the LiL Marc is a stand alone urinal compared to standard trainer potties. Our product has similar pricing to most trainer potties.

Research and Development

     Presently, we are not allocating funds for research and development activities to develop new products or technology. Management does not anticipate allocating funds for primary research in the immediate future. We intend to limit development activities to improving the existing LiL Marc product, production costs and the possible development of complimentary accessories. Management believes that future LiL Marc accessories, once properly sourced, would be relatively inexpensive and their addition could enhance the overall experience when using the product. Accessories can also help in creating product loyalty and may also allow us to increase the suggested retail price. However, it will still be difficult for us to explore any new products and accessories until such time as revenues from the sale of the LiL Marc product have provided sufficient capital reserves to commence such a venture. A minimum capital reserve of $5,000 would be required to explore any accessory possibilities.

Patents and Trademarks

     The inventor of the LiL Marc applied for and, on July 16, 1991, was granted a patent relating to the LiL Marc Training Urinal (U.S. Patent Number 318,325). The rights to the patent, the trade name LiL Marc and the right to manufacture the product were subsequently assigned by the inventor to LiL Marc, Inc. (Nevada) on November 10, 1997. LiL Marc, Inc. subsequently assigned the patent, trade name and rights to manufacture to LILM on December 30, 1999. We submitted the Patent Assignment to the United States Patent Office and on February 10, 2000, the assignment was recorded in the Patent Office. On February 25, 2005 we submitted a subsequent Patent Assignment to the United Sates Patent Office conveying the patent rights to our wholly owned subsidiary, LiL Marc, Inc., a Utah corporation. In connection with the assignment of the patent, our subsidiary, will pay to James Curt McKiney, the inventor of the LiL Marc training urinal, an ongoing royalty of $0.25 per urinal sold, due each year on March 31 beginning in 2005.

     On July 16, 2005 the design patent for the LiL Marc training urinal expired and as of this date we have not yet applied for a new patent with modifications to the LiL Marc's design. Management is evaluating the available options for making any new filing. At this time we are relying on the complex engineering in the current production molds for product protection against any copy of the product. Management believes that a substantial investment of $100,000 or more for production, marketing and packaging would be necessary to bring a similar product to the market. However, without patent protection, current competitors and/or other businesses could duplicate the product and market the same or similar product in direct competition with the LiL Marc. Presently, we do not anticipate filing additional patent applications if new and/or improved products are developed.

     There can be no assurance that any future patent applications will result in patents being issued or that the existing patent, or any new patents, if issued, will afford any meaningful protection from competitors. Also, there can be no assurance that we will have the financial resources necessary to enforce any patent rights we may hold. We are not aware of any claim that our patent may infringe, or will infringe any existing patent. However, in the event such a claim is made and we are unsuccessful against such claim, we may be required to obtain licenses to such other patents or proprietary technology in order to develop, manufacture or market our product. There can be no assurance that we will be able to obtain such licenses on commercially reasonable terms or that the patents underlying the licenses will be valid and enforceable.

Employees and Compensation

     We presently have one full-time employee, our President, George I. Norman III, and we anticipate that Mr. Norman will devote a minimum of 20 hours per week to company business. Laurie Norman, our Secretary/Treasurer, continues to assists Mr. Norman when needed as an office manager. We also have one part-time laborer and will continue to rely on part-time help for office and secretarial work and labor for packaging, shipping and inventory control. We may also use the services of certain outside consultants and advisors as needed on an hourly basis. Our web design and packaging art is rendered by third parties. When we have generated sufficient revenues we will consider hiring additional employees. It is not anticipated that we will have to make significant payroll expenditures until such time as sales of the LiL Marc exceed 500 units per month. However, there can be no assurance that we will ever achieve or exceed this level of unit sales.

     The board of directors has considered an employee bonus, profit sharing or deferred compensation plan, however no such plans are anticipated to be finalized in the immediate future. We do not have any employment contract with any director or employee.

Facilities

     Our facilities consist of a corporate general office located at 1390 South 1100 East, #204, Salt Lake City, Utah 84105, consisting of approximately 440 square feet situated in a professional office building with some additional room for product and supply storage. We are conveniently located near a FedEx Kinkos and US Post office for order fulfillment. The facilities shared with the personal offices of our President, Mr. Norman, at a month-to-month base rate of $200 per month plus utilities and storage as needed. Mr. Norman conducts his consulting business and manages his personal investments in the same office facilities and pays an additional $250 per month towards the shared rent. Management believes that the current facilities are adequate for the immediate future. Additionally, we use storage facilities for inventory located at a local mini warehouse facility in the Salt Lake City at a cost of $110 per month. This facility has the capacity to hold approximately 5,000 LiL Marcs.

Industry Segments

     No information is presented regarding industry segments. We are presently engaged in the production and marketing of a plastic boys toilet-training device and have no current plans to participate in another business or industry. Reference is made to the statements of income and financial statements included herewith.

Risk Factors Related to Our Business

     We are subject to certain substantial risks inherent to our business and set forth or referred to herein. Prospective investors in our securities should carefully consider, among other potential risks, the following risk factors as well as all other information set forth or referred to herein before considering an investment in our common stock. An investment in our shares involves a high degree of risk. If any of the following events or outcomes actually occurs, business operating results and financial condition would likely suffer. As a result, the trading price of our common stock could decline and an investor may lose all or part of the money they paid to purchase their shares.

     We have a limited operating history and have not recorded operating profits since inception. Continuing losses may exhaust capital resources and force us to discontinue operations.
     ---------------------------------------------------------------------------

     We were incorporated in December 1999 as a wholly owned subsidiary of LiL Marc, Inc. (Nevada), at which time we acquired from LiL Marc, Inc. (Nevada) the U.S. patent rights to the LiL Marc "Training Urinal," the trade name "LiL Marc" and rights to manufacture and market the product. LiL Marc, Inc.(Nevada) initially acquired the rights to the LiL Marc product in 1997 and marketed the product until the rights were assigned to us in 1999. Since acquiring the product rights from LiL Marc, Inc. (Nevada), we have had a limited operating history and incurred net losses since inception. From inception through December 31, 2006, we have incurred cumulative losses of approximately $136,564. There can be no assurance that we will produce future material revenues or achieve profitability in the immediate future or at any time, or that we will operate on a profitable basis. The potential to generate profits from our business depends on many factors, including the following:

     o the ability to secure adequate funding to increase marketing and fund future production of our product;

     o the size and timing of future customer orders, product delivery and customer acceptance, if required;

     o   the costs of maintaining and expanding operations; and

     o the ability to attract and retain a qualified work force as business warrants.

     There can be no assurance that we will be able to achieve any of the foregoing factors or realize profitability in the immediate future or at any time.

     In order to continue business, we may have to secure additional capital. Additional required capital may not be available at attractive terms which would have a material negative effect on our business and operating results.
     ---------------------------------------------------------------------------

     In the event we need additional funds in order to continue or increase current business operations, we may not be able to secure such funding. In the past we have been dependent on funds raised in our stock offering in 2002 and the infusion of capital from directors and stockholders in order to continue our business. Currently, management estimates recurring annual total expenses to be approximately $20,000. Management further expects that general, administrative and other operating expenses will increase substantially as we accelerate efforts to expand business and to satisfy increased reporting and stockholder communications obligations under the securities laws.

     There can be no assurance that we will be able to obtain necessary funds required to continue operations, or that such funds will be available on favorable terms, or at all. If we borrow funds it will have to pay interest and may also have to agree to restrictions that limit operating flexibility. In addition, our cash requirements may vary materially from those now anticipated by management. These changes may be due to the results of business expansion, potential changes in capital and debt markets, terms on which financing can be obtained, competitive factors and other factors. If adequate funds are not available, we may be required to curtail operations which would have a negative effect on our financial condition.

     We may not be able to expand the market for our product, which could cause our business to fail.
     ---------------------------------------------------------------------------

     It is management's intent to expand the market for our product, but only as ongoing business conditions warrant and, if necessary, funds are available. We presently operate in a limited geographical marketing area in and via the Internet. In order to expand the area in which we operate, wet must expand facilities, purchase additional equipment and retain additional personnel. Also, there can be no assurance that if we do expand into new areas, that such expansion will be successful or that the business generated from the addition of markets will warrant the expenses necessary to facilitate the expansion. If we are unable to successfully expand our marketing area and products offered, our business may not be able to grow, or we may possibly decrease which will have a negative impact on future operations.

     We have only one manufacturer of our product and if this sole producer is no longer able to produce the units, we may be unable to find a replacement manufacturer and our business could be negatively affected.
     ---------------------------------------------------------------------------

     Blow Molded Products is presently the only manufacturer of our product, although the stand is subcontracted to a separate entity. If Blow Molded Products was unable to continue to produce the LiL Marc units, we would have to locate another custom blow molded manufacturing company. Although the product was previously produced by Flambeau Airmold, in Redland, California, we are not certain whether they could currently produce the product on reasonable terms. Management is currently not aware of any other custom blow molded manufacturers that can offer the flexibility of orders as small as 100 and that is also capable of producing orders as large of 10,000. Accordingly, there can be no assurance that we could locate an alternate manufacturer to produce our product and, that if we are able to find an alternate, that the production costs and associated expenses would be on terms favorable to us. In this event, we would suffer a delay in production that could negatively affect sales and have an adverse effect on our business and financial condition.

     The design patent for the LiL Marc training urinal has expired which could allow competitors and other businesses to duplicate and market a similar product, which would have a negative impact on future revenues and financial condition.
     ---------------------------------------------------------------------------

     The design patent for the LiL Marc, our only product, expired in July 2005 and we do not anticipate filing for additional patent applications related to the product. Without patent protection, we must rely on the complex engineering in the current production molds for product protection against any copy of the product. It is possible that a competitor or other business may duplicate the product and market the same or similar product in direct competition with the LiL Marc. This could have a severe and negative impact on future sales of the LiL Marc, which would negatively affect our financial condition.

     The industry in which we operate is highly competitive and could affect results of operations, which would make profitability even more difficult to achieve and sustain.
     ---------------------------------------------------------------------------

     The baby products and related products industry is highly competitive and is marked by many competitors and potential competitors, many of which are much larger with much greater financial resources such as Fisher-Price. Most existing and potential competitors also have larger market share and larger production capability, which may enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities. If we fail to compete effectively with these businesses or to address competitive developments quickly and effectively, we will not be able to grow our business or remain a viable entity.

     Our  business  could  be  adversely   affected  by  any  adverse   economic
     developments in the baby products industry and/or the economy in general.
     ---------------------------------------------------------------------------

     We depend on the perceived ongoing demand for our baby products, which may be subject to trends in discretionary spending by the consumer. Therefore, future business is susceptible to downturns in the baby products industry and the economy in general. Any significant downturn in the market or in general economic conditions would likely hurt our business.

     Management will devote only minimal time to our business.
     ---------------------------------------------------------------------------

     Presently, our three directors have other full time obligations and will devote only such time to our business as necessary, except for our President who will devote approximately 20 hours per week. The other directors will devote only such time as may be required as a member of the Board of Directors. Thus, because of their other time commitments, management anticipates that they will devote only a minimal amount of time to our business, at least until such time as business warrants devoting more time.

     Effective voting control of our company is held by its three directors.
     ---------------------------------------------------------------------------

     Our three directors own in the aggregate approximately 73% of our outstanding voting securities. No other person owns as much as of 10% of the outstanding shares. Accordingly, the current directors will have the ability to elect all of our directors, who in turn elect all executive officers, without regard to the votes of other stockholders.

     Currently there is no active market for our common stock.
     ---------------------------------------------------------------------------

     Although our shares are quoted in the NASD Pink Sheets, there is not currently an active trading market for the shares. Following the effectiveness of our registration statement, we intend to request that a broker- dealer / market maker submit an application to make a market for our shares on the OTC Bulletin Board. However, there can be no assurance that the application will be accepted or that any trading market will ever develop or be maintained on the OTC Bulletin Board, pink sheets or any other recognized trading market or exchange. Any trading market for the common stock that may develop in the future will most likely be very volatile, and numerous factors beyond our control may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. Therefore, only upon the effective date of our registration statement will our shares become eligible to be quoted on the OTC Bulletin Board. In the event that we lose this status as a "reporting issuer," any future quotation of our common stock on the OTC Bulletin Board may be jeopardized.

     The so called "penny stock rule" could make it cumbersome for brokers and dealers to trade in our common stock, making the market less liquid which could have a negative effect on the price of the shares .
     ---------------------------------------------------------------------------

     Trading in our common stock is subject to certain provisions of the Exchange Act, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading will be subject to additional sales practice requirements on broker-dealers. These may require a broker-dealer to:

     o   make a special suitability determination for purchasers of the shares;

     o receive the purchaser's written consent to the transaction prior to the purchase; and

     o deliver to a prospective purchaser of our shares prior to the first transaction, a risk disclosure document relating to the penny stock market.

     Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

     We have never paid a dividend and do not intend to do so in the immediate future.
     ---------------------------------------------------------------------------

     We has never paid cash dividends and have no plans to do so in the foreseeable future. Any future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and/or credit arrangements may impose.

Item 2.       Description of Property

     We do not presently own any property.

Item 3.       Legal Proceedings

     There are no material pending legal proceedings to which our company, or any subsidiary thereof, is a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 4.       Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2006.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

     Our common stock is currently included on the "pink sheets" under the symbol "LILM," although there has not been an active trading market for the shares. Upon the effectiveness of our registration statement, we intend to request that a broker-dealer / market maker submit an application to the NASD in order to make a market for our shares and for the shares to be quoted on the OTC Bulletin Board. Our application will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act. Inclusion on the OTC Bulletin Board will permit price quotations for our shares to be published by such service. There can be no assurance that the application will be accepted or that the shares will be traded in the public market. Also, secondary trading of our shares may be subject to certain state imposed restrictions. Except for being included in the pink sheets and making applying to have our shares quoted on the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities.

     The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state. Further, our shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the SEC. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse), are subject to additional sales practice requirements.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

     As of March 15, 2007, there were 66 holders of record of our common stock, which does not account for stockholders whose shares may be held in a brokerage account or in other nominee name. Because there has been only a limited public trading market for our securities, no trading history is presented herein. We do not currently have outstanding any options, warrants or other securities or instruments that are convertible into shares of our common stock.

     We have not filed a registration statement under the Securities Act and all of our outstanding shares of common stock were issued pursuant to exemptions under that Act. In February 2003, we completed an offering of 763,750 shares of common stock to a total of 59 investors for gross proceeds of $61,100. After deducting costs and expenses associated with the offering, the net amount received by us was $55,030. The offering was made pursuant to an exemption from registration under the Securities Act provided by Regulation D, Rule 504 of the Securities Act. Sales were made pursuant to an Offering Memorandum and an initial Form D was filed with the SEC on April 25, 2002 and an amended Form D was filed on March 3, 2003 reporting the completion of the offering.

     As provided by Rule 502(d) of Regulation D, securities acquired in transactions that satisfy the requirements set forth in Rule 504 are not subject to the resale limitations set forth in Rule 502(d). Accordingly, the 763,750 shares issued pursuant to the Regulation D offering in 2003 are deemed not to be "restricted" securities, unless held by an affiliate or control person of LILM. The balance of 1,820,000 shares outstanding are considered restricted securities, unless sold or otherwise transferred pursuant to a registration statement under the Securities Act or pursuant to an appropriate exemption from registration. Presently, all the 1,820,000 shares remain as restricted securities.

     Subsequent to the Regulation D offering, a director purchased 63,475 shares from two investors in the offering. These shares are deemed "control" shares and are included in our calculations for restricted shares. Thus, a total of 1,883,275 shares are considered restricted securities and are held by our affiliates or controlling stockholder and no restricted shares are held by nonaffiliates. Accordingly, the balance of 700,475 shares are considered freely tradeable and may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling stockholder.
Because all of the outstanding restricted shares have been issued and outstanding for more than two years, Rule 144 of the Securities Act is available to the holders of these shares.

     In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares for at least one year, including any person who may be deemed to be an "affiliate" (as the term "affiliate" is defined under the Securities Act), is entitled to sell, within any three- month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in our common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. In order for a stockholder to rely on Rule 144, a company must have available adequate current public information with respect to itself. A person who is not deemed to be an "affiliate" and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the various resale limitations under Rule 144(k).

     Under Rule 144(k), the requirements of paragraphs (c), (e), (f), and (h) of Rule 144 do not apply to restricted securities sold for the account of a person who is not an affiliate of an issuer at the time of the sale and has not been an affiliate during the preceding three months, provided the securities have been beneficially owned by the seller for a period of at least two years prior to their sale. For purposes of this report, a controlling stockholder is considered to be a person owning ten percent (10%) or more of our total outstanding shares, or is otherwise an affiliate. No individual person owning a portion of the 2,583,750 shares considered to be not restricted owns more than ten percent (10%) of our total outstanding shares.

     All of the 1,883,475 shares considered restricted securities and held by our three directors, are presently eligible for sale pursuant to the provisions of Rule 144, subject to the volume and other limitations set forth under Rule
144. Accordingly, assuming the conditions of Rule 144 are otherwise met, each of these individuals could sell up to 25,838 shares per three month period.

Dividend Policy

     We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and invest future earnings to finance operations.

Item 6.       Management's Discussion and Analysis or Plan of Operation

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.
--------------------------------------------------------------------------------

     We are considered a development stage company with minimal cash assets and with only limited operations and revenue. Ongoing operating expense, including the costs associated with the preparation and filing of our registration statement, have been paid for by (i) the net proceeds of $55,030 (after deducting offering costs) from our stock offering in 2002; and (ii) from advances from a stockholder. A total of $5,797 has been advanced by Alewine Limited Liability Company, a 73% stockholder that is owned by two directors, George Norman and Laurie Norman and managed by Mr. Norman, our president. The debt is evidenced by a note that is payable upon demand with a provision that an interest rate of 10% would be charged on any outstanding balance not paid when due.

     It is anticipated that we will require approximately $20,000 over the next 12 months to fund operations and to maintain our corporate viability. If we are unable to generate sufficient revenues from sales of our product, we may have to rely on funds from credit lines, directors and/or stockholders in the future. In March 2005, our subsidiary LiL Marc, Inc. received tentative approval for an unsecured credit line with Wells Fargo Bank in the amount of $15,000. The credit line was never used and was closed. There can be no assurance at this time that the credit line can be reopened nor do we have any other potential sources of funds available to us or our subsidiary at this time. We also do not have any further commitments from a director or stockholder to provide any additional funding.

Results of Operations

     For the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
     ---------------------------------------------------------------------------

     We realized revenues of $2,984 for the year ended December 31, 2006 compared to revenues of $1,515 for the year ended December 31, 2005. The increase in sales during 2006 is attributed to an increase in orders from our website.

     Total expenses for 2006 were $18,805, compared to $14,207 for 2005. The increase includes a 48% increase in administrative expenses from $12,624 in 2005 to $18,157 in 2006, primarily due to a 98% increase in professional fees (from $5,100 in 2005 to $10,145 in 2006), including legal and accounting expenses and an 8% increase in rent related expenses from $3,300 in 2005 to $3,565 in 2006. These increases were partially offset by a 62% decrease in part time office help and office expenses (from $698 in 2005 to $266 in 2006). We realized a net loss of $15,821 during the year ended December 31, 2006 compared to a loss of $12,692 in 2005. The increase in net loss is directly attributed to an increase in legal and accounting costs in 2006.

Liquidity and Capital Resources

     At December 31, 2006 and 2005, we had total assets consisting of cash and office equipment of $11,928 and $22,999, respectively. Total liabilities at December 31, 2006 and 2005 were $10,797 and $6,047 respectively. Total liabilities at December 31, 2006 consisted of an invoice in the amount of $5,000 for professional fees and a demand note in the amount of $5,797 issued to a private limited liability company owned by two directors, George Norman and Laurie Norman. The note is payable upon demand and does not bear an interest rate. If a portion of the principal is not paid when due then the note will bear an interest rate of 10% per annum.

     Because we currently have only minimal revenues and limited cash reserves, we may have to rely on directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product. There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy cash needs. At December 31, 2005, we had cash on hand of $21,530, working capital of $15,483 and total stockholders' equity of $16,952. At December 31, 2006, we had cash on hand of $10,897, working capital of $100 and total stockholders' equity of $1,131.

     In the opinion of management, inflation has not and will not have a material effect on our ongoing operations.

Plan of Operation

     During the next 12 months, we plan to focus on improving our website found at http://LiLMarc.com and http://Boyspottytraining.com. Anticipated improvements include simplifying the ordering process, improving the appearance and layout of the website, and making changes to the website that would increase impulse purchases. We will also continue to focus on improving relationships with resellers that sell our product on their websites and on engaging new website hosts for the product. Management anticipates that this can be accomplished through individual calls and e-mails to the website hosts. Additionally, we are committed to the production of additional stands when sale of more than 500 LiL Marcs is achieved. Because we lack immediate requisite funds, it may be necessary to rely on advances from directors and/or stockholders, although we have no firm commitment from anyone to advance future funds. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, directors will defer any compensation until such time as business warrants the payment of such.

     If we cannot generate or secure adequate funds during the next 12 months, we may be forced to seek alternatives such a joint venture or licensing our product. If we are unsuccessful in securing alternative sources of revenue, we may have to cease operations or sell off existing inventory at liquidating prices.

     After paying certain costs and expenses related to ongoing administrative costs and the associated professional fees, including the cost of preparing and filing our registration statement, management estimates that it will have sufficient funds to operate for the next six to twelve months. If business revenues do not provide enough funds to continue operations, it may be necessary for us to seek additional financing. This would most likely come from current directors, although the directors are under no obligation to provide additional funding and there is no assurance outside funding will be available on acceptable terms, or at all.

     Because we rely on others for production of our product, we do not expect to make any significant capital expenditures for new equipment or other assets during 2007. If additional equipment does become necessary, we believe that we may have to seek outside financing to acquire the equipment or assets.

     Currently, we have three employees; our President that devotes approximately 20 hours per week to our business, our Secretary that assists on an as-needed basis and a part-time laborer for packaging and shipping. Management believes that these employees will be adequate for the foreseeable future, or until our production reaches a level to justify additional employees. Further, we believe that in the event increased business necessitates additional employees, we will be able to pay the added expenses of these employees from increased revenues.

Future Milestones

     Our plan of operations for the next twelve months will focus on enhancing our Internet website, asking for product input from resellers and ordering additional stands, which is dependent on the sales of five hundred additional urinals. This 12 month plan includes the following:


            TASK                     RESPONSIBILITY                  START - END                      COST
-------------------------------   ------------------------   -------------------------   -----------------------
Ease process for placing
orders.  More order                   George Norman            June 2006 - Sept 2006                $0.00
buttons on multiple web                                               Completed                   In-house
pages.
-------------------------------   ------------------------   -------------------------   -----------------------
Evaluate and implement                George Norman             Nov 2006 - May 2006                 $0.00
more color contrast on                                               In process                   In-house
order buttons.
-------------------------------   ------------------------   -------------------------   -----------------------
Orders and shipping are               George Norman             June 2007 - Sept 2007               $0.00
currently confirmed by                                                 Pending                    In-house
email.  Explore and
implement a letterhead
or logo on email
notifications.
-------------------------------   ------------------------   -------------------------   -----------------------
Product feedback page.                George Norman             Jan 2007 - Sept 2007              $150.00
"It worked for me!"                   Laurie Norman                  Pending              Financing from working
                                      Bottlerocket                                                capital.
                                  Manufacturing Design
                                           Co.
-------------------------------   ------------------------   -------------------------   -----------------------
Change website product                George Norman             June 2007 - Dec 2007                $0.00
page drawings to                                                       Pending                    In-house
photographs.
-------------------------------   ------------------------   -------------------------   -----------------------
Use  photographs of                   George Norman             June 2007 - Dec 2007               $50.00
models with different             using volunteer models                Pending           Financing from working
ethnic backgrounds to                from church and                                              capital.
appeal to a broader                    community.
range of customers.
-------------------------------   ------------------------   -------------------------   -----------------------
Follow-up calls to                    Laurie Norman              Nov 2007 - Mar 2008               $0.00
resellers for product                                                 On-going                    In-house
input.
-------------------------------   ------------------------   -------------------------   -----------------------
Production of 2000                    George Norman              May 2006 - Mar 2008           $7,340.00
additional stands.                Rotational Mold of Utah      Initiated contact with     Financing from product
                                                                    manufacturer.          sales or through loan
                                                              Order pending additional       from director(s).
                                                                  sales of at least
                                                                     500 urinals
-------------------------------   ------------------------   -------------------------   -----------------------

     To achieve these milestones during the next twelve months, will require a total monthly estimated expenditure of approximately $550. This monthly cost will consist of office phone and fax (approximately $52 per month), 800 number (base of $5 plus per call charge of $0.15 per minute), office rent ($200 per month), storage rent ($100 per month), and part time help for packaging (estimated to be from $80 to $120 per month). Additionally, there is a monthly internet commerce cost of $65.

     Management also estimates that during the next six months, depending on continuing sales, we may need to order an additional 2,000 unit stands at a cost of $3.67 each, for a total cost of $7,340. These stands will take 10 weeks to produce on a rotational mold by the manufacturer, Rotational Mold of Utah. This production cost will be funded from product sales or through a loan from a director(s).

     Management believes that funds for the cost of operations for the next 12 months will come from current working capital, revenue generated from product sales, and possibly loans or advances from officers and directors, although no officer or director has made any such commitment. In the event we are unable to generate or secure adequate funds to achieve the milestones set forth above, management will explore various alternatives in order to attain our goals. This may involve seeking a joint venture with another baby product company or marketing company to manufacture and market the LiL Marc training urinal. We may also consider licensing our product to another baby product or marketing company in exchange for a royalty. Presently, we have no firm plan or commitment to pursue any alternative. If we find it necessary to pursue one or more alternatives, it would most likely reduce future revenues from our own product sales and such revenues may not be enough to meet all of our obligations. Also, if no viable alternative is available, we may have to cease operations temporarily or sell off existing inventory at liquidating prices. There can be no assurance that we will be able to generate or secure adequate funds to accomplish our objectives during the next twelve months, nor is there any assurance that alternative pursuits will be successful in generating the necessary funds needed to continue operations.

Net Operating Loss

     We have accumulated approximately $84,587 of net operating loss carryforwards as of December 31, 2005. This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2021 through 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. This could occur in the event we are purchased, acquired by or merged with another company whereby the stockholders of the new or merging company would be issued the majority of the issued and outstanding shares and our current stockholders would hold a minority of the issued and outstanding shares. This could result in an annual limitation on the amount of net operating loss carryforwards that could be used by the ongoing business.

     The income tax benefit of approximately $25,000 at December 31, 2006 from the carryforwards has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since we have not started full operations.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its business relationships to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity's net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity's expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity's assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 were originally required to be applied no later than the first quarter of Fiscal 2004. On October 8, 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The FSP provides a limited deferral (until the end of the second quarter of 2004) of the effective date of FIN 46 for certain interests of a public entity in a variable interest entity or a potential variable interest entity. Management will continue to evaluate FIN 46, but due to the complex nature of the analysis required by FIN 46, management has not determined the impact on consolidated results of operations or financial position.

     In April 2003, the FASB issued Statement of Financial  Accounting Standards
(SFAS) SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. We adopted this standard for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. We adopted this standard for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated results of operations or financial position.

     On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in the financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. Management will adopt this new standard effective for the fourth fiscal quarter of 2005, and has not yet determined what impact this standard will have on our financial position or results of operations.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on us.

     In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on our financial statements.

     In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on our financial statements.

Forward Looking and Cautionary Statements

     This report includes "forward-looking statements" that may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause its actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

     o the ability to maintain current business and, if feasible, expand the marketing of products;

     o   the ability to attract and retain new individual and retail customers;

     o the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;

     o uncertainties involved in the rate of growth of business and acceptance of our product and;

     o anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;

     o   future capital requirements and our ability to satisfy these needs;

     o   general economic conditions.

     Although management believes the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from those included within the forward-looking statements as a result of various factors. Cautionary statements in the risk factors section and elsewhere in this report identify important risks and uncertainties affecting our future, which could cause actual results to differ materially from the forward-looking statements made herein.

Item 7.       Financial Statements

     Financial statements for the fiscal years ended December 31, 2006 and 2005 have been examined to the extent indicated in their reports by Madsen & Associates, CPA's Inc., independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 8A.      Controls and Procedures

     As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.

Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.

     Based upon the required evaluation, our chief executive officer and principal accounting officer concluded as of December 31, 2006, our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

Item  8B.     Other Information

     Not applicable.

                                    PART III

Item 9.       Directors,  Executive  Officers,  Promoters  and Control  Persons;
              Corporate  Governance;  Compliance  with  Section   16(a)  of  the
              Exchange Act

     Our executive officers and directors are as follows:

              Name                  Age            Position
              ----                  ---            --------
         George I. Norman III        52      President, Chief Executive Officer
                                               and Director
         Laurie J. Norman            44      Secretary / Treasurer and Director
         Jessie Scott Bean           51      Director
---------------------------

     All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated directors for service on the Board of Directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the Board and any committee of the Board. However, directors may defer their expenses and/or take payment in shares of our common stock. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board. We do not have any standing committees.

     No director, officer, affiliate or promoter has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

     Directors currently devote only such time to company affairs as needed. The time devoted could amount to as little as 1% of the time they devote to their own business affairs, or if business conditions ultimately warrant, they could possibly elect to devote their full time to our business. Presently, there are no other persons whose activities are material to our operations.

     Currently,  there is no  arrangement,  agreement or  understanding  between
management  and  non-  management   stockholders   under  which   non-management
stockholders may directly or indirectly participate in or influence the management of our affairs. Present management openly accepts and appreciates any input or suggestions from stockholders. However, the Board of Directors is elected by the stockholders and the stockholders have the ultimate say in who represents them on the Board. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors are acting on behalf of, or will act at the direction of any other person.

     The business experience of each of the persons listed above during the past five years is as follows:

     George I. Norman, III has been our President and a director since December 30, 1999. He attended the University of Utah from 1973 to 1975, studying general education, accounting, business and finance. Mr. Norman returned to the University in 1979 and continued his studies in humanities, science, and finance. Mr. Norman has been self-employed since 1979 in Salt Lake City, Utah, as a financial and marketing consultant. In his business, Mr. Norman consults with both individual and corporate clients and provides consulting services related to making general business decisions, reviewing business plans and providing recommendations for raising capital. Also, Mr. Norman provides consulting services in the area of real estate management.

     Mr. Norman was the President and director from June 5, 1999 to September 29, 2004 of Treasure Mountain Holdings, Inc., a public development stage company which later became Vyteris Holdings, Inc. From April 22, 1997 to May 19, 2000 Mr. Norman was President and director of LiL Marc, Inc., a public development stage company developing child products through its wholly owned subsidiary, LILM, Inc. On May 19, 2000, Mr. Norman and his self-consulting business, Alewine Limited Liability Company, sold their controlling interest in LiL Marc to Com Vest Capital Partners LLC, a private equity firm located in New York City, New York, that makes investments in businesses and companies. On May 19, 2000, Mr. Norman purchased from LiL Marc a 100% interest in LILM, Inc. by exchanging his 100,000 shares of LiL Marc, Inc. (Nevada) common stock for 1,000,000 shares of LILM, Inc., which represented 100% of the issued and outstanding shares of LILM common stock. This transaction was finalized on June 16, 2000. Mr. Norman does not have any past or present affiliation with Com Vest Partners, other than the transaction cited above. From November 17, 2004 to November 17, 2005, Mr. Norman's business, Alewine Limited Liability Company, had a corporate finance consulting agreement with Scientific Energy, Inc., a public development stage company in the laptop battery industry. During this time Mr. Norman assisted management with the preparation of a business plan concerning its battery products. He also consulted with Scientific Energy's management in matters related to the preparation and filing with the SEC of its requisite compliance reports. Since its inception on July 15, 1994, Mr. Norman has been the President and Manager of the Alewine Limited Liability Company. He is married to Laurie J. Norman, our Secretary-Treasurer.

     Laurie J. Norman has been Secretary-Treasurer and a director since December 30, 1999. From April 22, 1997 to May 19, 2000 Mrs. Norman was Secretary-Treasurer and director of LiL Marc, Inc., a public development stage company developing child products through its wholly owned subsidiary, LILM, Inc. She graduated in 1985 from Adams State College in Alamosa, Colorado, with a Bachelor of Science degree in biology. She studied German at the Goethe Institute in Murnau, Republic of Germany in 1990. Mrs. Norman has worked with children and adults as a ski instructor in the United States and New Zealand since 1981. Mrs. Norman has also worked in the main offices of the Alta Ski Resort near Salt Lake City, Utah and, since November 1991,teaches skiing part-time at the Resort from November to April each year. Since January 1997, Mrs. Norman has been the Secretary/Treasurer and Assistant Manager of the Alewine Limited Liability Company. Laurie J. Norman is the wife of George I. Norman, III.

     Jessie Scott Bean has been a director since September 30, 2001. Since July 7, 2001, he has been employed as a salesperson for time shares at Consolidated Resorts in Las Vegas, Nevada. From June 2, 2000 to June 28, 2001, Mr. Bean was a salesperson of vacation packages for Vacation Consultants International in Las Vegas and from May 1997 to June 1, 2000, he was a licensed auction and wholesale salesperson for Donkey Motors, also in Las Vegas. From September 8, 1997 to
September 1998, Mr. Bean was a salesperson of vacation packages for Global Odyssey in Pleasanton, California, and from 1996 to 1997, he was an auto salesperson for Willden Pride Dodge in Las Vegas. Mr. Bean graduated from Clark High School in Las Vegas, Nevada.

Compliance With Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We are in the process of completing the initial forms that will be filed shortly.

Item 10.      Executive Compensation

     The following discussion addresses any and all compensation awarded to, earned by or paid to our named executive officers for the fiscal years ended December 31, 2005 and 2006. We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. Both production and marketing are the responsibility of George Norman. We anticipate that during 2007 Mr. Norman will devote a minimum of 20 hours per week to our business. Laurie Norman, our Secretary / Treasurer, continues to assists Mr. Norman when needed as an office manager.

     We have not paid any salaries or other compensation to officers or directors for their service on the Board of Directors for the years ended December 31, 2005 and 2006. Further, we have not entered into an employment agreement with any officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that directors will defer any compensation until such time as business operations provide sufficient cash flow to provide for salaries. As of the date hereof, no person has accrued any compensation.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, to the best of our knowledge, as of March 31, 2007, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address                        Amount and Nature of       Percent
of Beneficial Owner                     Beneficial Ownership     of Class(1)
--------------------                    --------------------     -----------
Alewine Limited Liability Company (2)           1,863,475             72%
  1390 South 1100 East Ste. 204
  Salt Lake City, UT  84105
Jessie Scott Bean                                 20,000               1%
  8313 Aspenbrook
  Las Vegas, NV 89145
All directors and officers as                   1,883,475             73%
  a group (3 persons)

      *  Director and/or executive officer

     Note: Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

     (1) Based upon 2,583,750 shares of common stock outstanding on December 31, 2006.

     (2) Alewine Limited Liability Company is a Nevada limited liability company managed by Mr. Norman, our President, through which he manages his personal investments and conducts his self-employment consulting business in the area of real estate management and corporate finance. Alewine Limited Liability Company is owned by George Norman and Laurie Norman, our Secretary. By resolution of its members, Mr. Norman has voting and investment control over Alewine.

Item 12.       Certain  Relationships  and  Related  Transactions  and  Director
               Independence.

     There have been no material transactions during the past two fiscal years between us and any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate families.

     On May 19, 2000, George Norman, our President, his self-employed consulting business, Alewine Limited Liability Company, Laurie Norman, our Secretary / Treasurer, and Linda Bryson, a principal stockholder, sold to Com Vest Partners an aggregate of 1,194,166 shares of LiL Marc, Inc. (Nevada) for an aggregate amount of $ 315,000. Of this amount, Mr. Norman received $166,990, including the amount received by Alewine and Mrs. Norman.

     This transaction resulted after Com Vest Partners proposed that, as a controlling shareholder, it could bring greater value to LiL Marc stockholders by using ComVest's contacts in the investment banking field. Com Vest further proposed that it could use its corporate client base to find additional new business opportunities for LiL Marc by way of an acquisition, merger, joint venture, and/or license agreement with a prospective business that could advance LiL Marc's growth by increasing future revenues and its asset base.

     Com Vest had no interest in pursuing sales of the LiL Marc training urinal. LILM owned the patent to the LiL Marc, existing inventory and the plastic injection molds necessary to manufacture the LiL Marc product. In response to this, on May 19, 2000 Mr. Norman purchased from LiL Marc a 100% interest in LILM, Inc. by exchanging 100,000 shares of LiL Marc, Inc. (Nevada) common stock, valued at $25,000 for purposes of the exchange, for 1,000,000 shares of LILM common stock, representing all the issued and outstanding shares of LILM and also valued at $25,000 for purposes of the exchange. This transaction was finalized on June 16, 2000. Mr. Norman does not have any past or present affiliation with Com Vest Partners, other than the stated transaction. Ms. Bryson does not have any current relationship to or affiliation with LILM.

     On June 27, 2001, we sold 820,000 shares of common stock to two persons for the cash consideration of $20,500, or $.025 per share. Of these shares, Jessie Scott Bean, a director, purchased 20,000 shares and Peter Karapanos purchased 800,000 shares. Then on August 31, 2001, Mr. Karapanos sold his 800,000 shares to Alewine for $25,000.

     Currently, Alewine owns 1,863,475 shares (72%) of our issued and outstanding shares. This amount includes the 1,000,000 shares acquired from LiL Marc, Inc. in May 2000 and the 800,000 acquired from Mr. Karapanos in August 2001. Alewine also purchased 35,200 shares from Jack Plumb on March 13, 2004 at a cost of $7,500. Mr. Plumb had previously purchased these shares from Kurt Bean, a subscriber in our Regulation D offering. Neither Mr. Karapanos nor Mr. Plumb is or has been otherwise affiliated with LILM except as stockholders. In February 2005, Alewine purchased an additional 28,275 shares for $2,500 from George and Marlene Bean (father and mother of Jessie Scott Bean, a director of LILM) as payment of a personal loan made to Mr. and Mrs. Bean in February 2003. These shares were also initially acquired in the Regulation D offering.

Item 13.          Exhibits

         (a)      Exhibits

Exhibit No.                 Exhibit Name
-----------                 ------------
       3.1*          Articles of Incorporation (Nevada)
       3.2*          By-Laws of Registrant
       4.1*          Instrument defining rights of holders (See Exhibit No. 3.1,
                       Articles of Incorporation)
      10.1**         Promissory Note
      21.1*          Subsidiaries
----------------
     *   Included as exhibit to Form 10-SB filed March 30, 2006.
   **    Included as Exhibit to Amendment No. 1 to Form 10-SB/A filed August 22,
         2006

Item 14.          Principal Accountant Fees and Services

     We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

     Audit Fees
     ----------

     The aggregate fees billed by our independent auditors, Madsen & Associates, CPA's Inc., for professional services rendered for the audit of our annual financial statements or the year ended December 31, 2005, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ended June 30 and September 30, 2006, were $2,670 for 2006 and $2,725 for 2005.

     Audit Related Fees
     ------------------

     For the years ended December 31, 2006 and 2005, there were no fees billed for assurance and related services by Madsen & Associates. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

     Tax Fees
     --------

     For the years ended December 31, 2006 and 2005, no fees were billed by Madsen & Associates billed us $150 each year for preparation of tax returns.

     We do not use Madsen & Associates for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Madsen & Associates to provide compliance outsourcing services.

     The board of directors has considered the nature and amount of fees billed by Madsen & Associates and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Madsen & Associates' independence.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LILM, Inc.



                                 By:     /S/   GEORGE I. NORMAN, III
                                    --------------------------------------------
                                         George I. Norman, III
                                         President and C.E.O.

Dated:   April 17, 2007

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                         Title                          Date
        ---------                         -----                          ----

/S/ GEORGE I. NORMAN, III       President, C.E.O. and director    April 17, 2007
------------------------------  (Principal Accounting Officer)
      George I. Norman, III




/S/ LAURIE J. NORMAN            Secretary / Treasurer             April 17, 2007
------------------------------  and Director
      Laurie J. Norman




/S/ JESSIE SCOTT BEAN           Director                          April 17, 2007
------------------------------
      Jessie Scott Bean

                                   LILM, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                                December 31, 2006

                                                  C O N T E N T S


Report of Independent Registered Public Accounting Firm....................F-3

Balance Sheet..............................................................F-4

Statements of Operations...................................................F-5

Statements of Stockholders' Equity (Deficit)...............................F-6

Statements of Cash Flows...................................................F-7

Notes to the Financial Statements..........................................F-8

MADSEN & ASSOCIATES, CPA's INC.                           684 East Vine St, # 3
-------------------------------                           Murray, Utah 84107
Certified Public Accountants and Business Consultants     Telephone 801-268-2632
                                                          Fax 801-262-3978







Board of Directors
LILM, INC. and Subsidiary and LIL Marc INC. (predecessor)
Salt Lake City, Utah

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of LILM, INC. and Subsidiary and LIL Marc INC. (predecessor) (development stage company) at December 31, 2006, and the consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2006, and 2005 and the period April 22, 1997 (date of inception of predecessor) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LILM, INC. and Subsidiary and LIL Marc INC. (predecessor) at December 31, 2006, and the results of operations, and cash flows for the years ended December 31, 2006 and 2005 and the period April 22, 1997 (date of inception of LIL Marc, INC. (predecessor) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.




Salt Lake City, Utah
February 28, 2007

/s/ Madsen & Associates, CPA's Inc.

           LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
                          ( Development Stage Company )
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2006

--------------------------------------------------------------------------------



ASSETS
CURRENT ASSETS

   Cash                                                             $    10,897

         Total Current Assets                                            10,897
                                                                    -----------

OFFICE EQUIPMENT - net of accumulated depreciation                        1,031
                                                                    -----------

                                                                    $    11,928


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

      Accounts payable                                              $     5,000
      Accounts payable - related party                                    5,797
                                                                    -----------

         Total Current Liabilities                                       10,797
                                                                    -----------

STOCKHOLDERS' EQUITY

    Common stock
         25,000,000 shares authorized  at $0.001 par value;
         2,583,750 shares issued and outstanding                          2,584
     Capital in excess of par value                                     135,111
    Accumulated deficit during development stage                       (136,564)
                                                                    -----------
          Total Stockholders' Equity                                      1,131
                                                                    -----------

                                                                    $    11,928





    The accompanying notes are an integral part of these financial statements

           LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
                          ( Development Stage Company )
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 For the Years Ended December 31, 2006 and 2005
                and the Period April 22, 1997 (date of inception
              of LIL Marc, INC. (predecessor) to December 31, 2006

--------------------------------------------------------------------------------



                                                                    Apr 22, 1997
                                        Dec 31,         Dec 31,      to Dec 31,
                                         2006            2005           2006
                                      -----------    -----------    -----------


REVENUES                              $     2,984    $     1,515    $    17,718
                                      -----------    -----------    -----------

EXPENSES

   Administrative                          18,157         12,624        125,265
   Royalties                                   16             21             81
   Depreciation and amortization              632          1,562         28,936
                                      -----------    -----------    -----------
                                           18,805         14,207        154,282
                                      -----------    -----------    -----------

NET LOSS                              $   (15,821)   $   (12,692)   $  (136,564)
                                      ===========    ===========    ===========







NET LOSS PER COMMON SHARE

   Basic and diluted                  $      --      $      --
                                      -----------    -----------



AVERAGE OUTSTANDING SHARES

    Basic (stated in 1000's)                2,584          2,584
                                      -----------    -----------



    The accompanying notes are an integral part of these financial statements

                     LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
                                    ( Development Stage Company )
                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             For the Period December 30, 1999 (date of inception) to December 31, 2006

----------------------------------------------------------------------------------------------------


                                                  Common Stock           Capital in
                                           --------------------------     Excess of     Accumulated
                                              Shares         Amount       Par Value        Deficit
                                           -----------    -----------    -----------    -----------
Balance December 30,  1999 (predecessor)          --     $      --     $    51,977    $   (51,977)

Issuance of common shares for cash and a
    patent at $.0129 - December 30, 1999     1,000,000         1,000        11,963           --
Net operating loss for the year ended
   December 31, 2000                              --            --            --           (8,867)
Issuance of common shares for cash
 at $.025 - June 27, 2001                      800,000           800        19,200           --
Issuance of common shares for cash
   at $.025 - August 31, 2001                   20,000            20           480           --
Stock offering costs                              --            --            (375)          --
Capital contribution - related party              --            --             100           --
Net operating loss for the year
    ended December 31, 2001                       --            --             --          (13,537)
Stock offering costs                              --            --          (2,500)          --
Net operating loss for the year
   ended December 31, 2002                        --            --            --          (13,858)
Issuance of common shares for cash
   at $.08 - February 20, 2003                 763,750           764        60,336           --
Stock offering costs                              --            --          (6,070)          --
Net operating loss for year
   ended December 31, 2003                        --            --            --          (18,081)

Net operating loss for the year
   ended  December 31, 2004                       --            --            --           (1,731)
                                           -----------    -----------    -----------    -----------

Balance December 31, 2004                    2,583,750         2,584       135,111       (108,051)

Net operating loss for the year
   ended December 31, 2005                        --            --            --          (12,692)


Balance December 31, 2005                    2,583,750         2,584       135,111       (120,743)

Net operating loss for the year
   ended December 31, 2006                        --            --            --          (15,821)


Balance December 31, 2006                    2,583,750    $     2,584    $   135,111    $  (136,564)
                                           ===========    ===========    ===========    ===========

              The accompanying notes are an integral part of these financial statements.

                   LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
                                  ( Development Stage Company )
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the Years Ended December 31, 2006 and 2005 and the Period
         April 22, 1997 (date of inception of LIL Marc, Inc. (predecessor) to December 31, 2006

---------------------------------------------------------------------------------------------------------


                                                                Dec 31,        Dec 31,    Apr 22, 1997 to
                                                                 2006           2005       Dec 31, 2003
                                                             -----------    -----------    ------------
CASH FLOWS FROM
   OPERATING ACTIVITIES
   Net loss                                                  $   (15,821)   $   (12,692)   $  (136,564)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

          Issuance of common stock for expenses                     --             --            8,700
          Depreciation and amortization                              632          1,562         28,786
          Changes in accounts payable                              4,750           (200)         6,409
          Contributions to capital - expenses                       --             --              100


          Net Cash Flows Used in Operations                      (10,439)       (11,330)       (92,569)
                                                             -----------    -----------    -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES

      Purchase of patent                                            --             --          (28,650)
      Purchase office equipment                                     (194)          (503)        (2,096)
                                                             -----------    -----------    -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock net of costs          --             --          134,212
                                                             -----------    -----------    -----------


   Net Change  in Cash                                           (10,633)       (11,833)        10,897
    Cash at Beginning of Period                                   21,530         33,363           --
                                                             -----------    -----------    -----------

   Cash at End of Period                                     $    10,897    $    21,530    $    10,897
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

           LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
                          ( Development Stage Company )
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

--------------------------------------------------------------------------------

1.     ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on December 30, 1999 with authorized common stock of 25,000,000 shares with a par value of $.001.

The principal business activity of the Company is to manufacture and market the "LiL Marc" urinal used in the training of young boys.

During January 2005 the Company organized "LiL Marc, Inc.", in the state of Utah, and transferred all its assets, liabilities, and operations to LiL Marc Inc. in exchange for all of the outstanding stock of LiL Marc, Inc. for the purpose of continuing the operations in the subsidiary.

"LiL Marc, Inc." (predecessor) was incorporated under the laws of the state of Nevada on April 22, 1997 for the purpose of marketing and sales of the "Lil Marc" training urinal for use by young boys. The marketing and sales activity was transferred to LILM, Inc. on December 30, 1999.

Included in the following financial statements are the combined statement of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to December 31, 2006.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

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

On December 31, 2006, the Company had a net operating loss available for carryforward of $84,587. The income tax benefit of approximately $25,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations. The net operating loss will expire starting in 2021 through 2027.

           LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
                          ( Development Stage Company )
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2006

--------------------------------------------------------------------------------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue Recognition

Revenue is recognized upon the completion of the sale and shipment of the training urinal products.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

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

           LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
                          ( Development Stage Company )
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2006

--------------------------------------------------------------------------------

Office Equipment

Office equipment consists of computers and is depreciated over three years on the straight method.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  PATENT

The Company acquired a patent, from a related party, for the "LiL Marc" training urinal and was recorded at the predecessor cost, less amortization. The patent was issued on July 16, 1991 and has been fully amortized.

The terms of the acquisition of the patent includes a royalty of $.25, due to the inventor, on the sale of each training urinal.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 73% of the outstanding common stock of the Company and have made demand, no interest, loans to the Company of $5,797.