Form 10QSB
period 2007-03-31
LILM, INC.
filed 2007-05-14
CIK 1357671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _______ to _______

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

           1390 South 1100 East #204, Salt Lake City, Utah 84105-2463
                    (Address of principal executive offices)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                 Outstanding as of March 31, 2007
-----------------------------                   --------------------------------
Common Stock, $.001 par value                              2,583,750

Transitional Small Business Disclosure Format (Check one):   Yes [ ]    No [X]



                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
                                          PART  I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

Item 2.      Management's Discussion and Analysis or Plan of Operations...............................     10

Item 3.      Controls and Procedures..................................................................     12


                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     13

Item 2       Unregistered Sales of Equity Securities and Use of Proceeds..............................     13

Item 3.      Defaults Upon Senior Securities..........................................................     13

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     13

Item 5.      Other Information........................................................................     13

Item 6.      Exhibits.................................................................................     13

             Signatures...............................................................................     14


                                     PART I

Item 1.   Financial Statements
------------------------------

          The accompanying unaudited balance sheets of LILM, Inc., and Subsidiary and LiL Marc, Inc. (predecessor) (development stage company) as of March 31, 2007 and December 31, 2006, related unaudited statements of income and cash flows for the three months ended March 31, 2007 and 2006 and the period April 22, 1997 (date of inception of predecessor) to March31, 2007, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2007 or any other subsequent period.












                                   LILM, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      March 31, 2007 and December 31, 2006



                LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
                               ( Development Stage Company )
                          CONSOLIDATED BALANCE SHEETS - unaudited
                           March 31, 2007 and December 31, 2006

----------------------------------------------------------------------------------------


                                                                 Mar 31         Dec 31,
                                                                  2007           2006
                                                              -----------    -----------

ASSETS
CURRENT ASSETS
   Cash                                                       $     6,520    $    10,897
                                                              -----------    -----------

         Total Current Assets                                       6,520         10,897
                                                              -----------    -----------

OFFICE EQUIPMENT - net of accumulated depreciation                    857          1,031
                                                              -----------    -----------

                                                              $     7,377    $    11,928
                                                              ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable                                         $     5,000    $     5,000
    Accounts payable - related party                                5,797          5,797
                                                              -----------    -----------

         Total Current Liabilities                                 10,797         10,797
                                                              -----------    -----------

STOCKHOLDERS' EQUITY

    Common stock
         25,000,000 shares authorized  at $0.001 par value;
         2,583,750 shares issued and outstanding                    2,584          2,584
     Capital in excess of par value                               135,111        135,111
    Accumulated deficit during development stage                 (141,115)      (136,564)
                                                              -----------    -----------
          Total Stockholders' Equity                               (3,420)         1,131
                                                              -----------    -----------

                                                              $     7,377    $    11,928
                                                              ===========    ===========




         The accompanying notes are an integral part of these financial statements.

           LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
                          ( Development Stage Company )
                     CONSOLIDATED STATEMENT OF OPERATIONS -
          unaudited For the Three Months Ended March 31, 2007 and 2006 and the Period April 22, 1997 (date of inception of predecessor) to March 31, 2007

--------------------------------------------------------------------------------

                                                                Apr 22, 1997
                                     Mar 31,         Mar 31,     to Mar 31,
                                      2007            2006          2007
                                   -----------    -----------   -----------


REVENUES                           $       476    $     1,235   $    18,194
                                   -----------    -----------   -----------

EXPENSES

   Administrative                        4,832          5,074       130,097
   Royalties                                21             16           102
   Depreciation and amortization           174            158        29,110
                                   -----------    -----------   -----------
                                         5,027          5,248       159,309
                                   -----------    -----------   -----------

NET LOSS                           $    (4,551)   $ (4,013)     $ (141,115)
                                   ===========    ===========   ===========


NET LOSS PER COMMON SHARE

   Basic and diluted               $      --      $      --
                                   -----------    -----------



AVERAGE OUTSTANDING SHARES

    Basic (stated in 1000's)             2,584          2,584
                                   -----------    -----------










   The accompanying notes are an integral part of these financial statements.



                       LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
                                      ( Development Stage Company )
                            CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited
                       For the Three Months Ended March 31, 2007 and 2006 and the
               Period April 22, 1997 (date of inception of predecessor) to March 31, 2007

--------------------------------------------------------------------------------------------------------
                                                                                            Apr 22, 1997
                                                                Mar 31,        Mar 31,       to Mar 31,
                                                                 2007           2006           2007
                                                             -----------    -----------    -----------


CASH FLOWS FROM
   OPERATING ACTIVITIES
   Net loss                                                  $    (4,551)   $    (4,013)   $  (141,115)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

          Issuance of common stock for expenses                     --             --            8,700
          Depreciation and amortization                              174            158         28,960
          Changes in accounts payable                               --             (250)         6,409
          Contributions to capital - expenses                       --             --              100


          Net Cash Flows Used in Operations                       (4,377)        (4,105)       (96,946)
                                                             -----------    -----------    -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES

      Purchase of patent                                            --             --          (28,650)
      Purchase office equipment                                     --             --           (2,096)
                                                             -----------    -----------    -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock net of costs          --             --          134,212
                                                             -----------    -----------    -----------


   Net Change  in Cash                                            (4,377)        (4,105)         6,520
    Cash at Beginning of Period                                   10,897         21,530           --
                                                             -----------    -----------    -----------

   Cash at End of Period                                     $     6,520    $    17,425    $     6,520
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
                                                                                           -----------



                The accompanying notes are an integral part of these financial statements

           LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
                          ( Development Stage Company )
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2007

--------------------------------------------------------------------------------


1. ORGANIZATION
   ------------

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

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

On March 31, 2007, the Company had a net operating loss available for carryforward of $89,138. The income tax benefit of approximately $ 27,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations. The net operating loss will expire starting in 2021 through 2028.

           LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
                          ( Development Stage Company )
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2007

--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued
   ------------------------------------------------------

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

           LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
                          ( Development Stage Company )
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2007

--------------------------------------------------------------------------------

Office Equipment

Office equipment consists of computers and is depreciated over three years on the straight method.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  PATENT
    ------

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

Item 2.       Management's Discussion and Analysis or Plan of Operations
              ----------------------------------------------------------

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

     We are a development stage company with minimal cash assets and limited operations and revenue. Ongoing operating expense, including the costs associated with the preparation and filing of our registration statement and periodic reports, have been paid for by (i) the net proceeds of $55,030 (after deducting offering costs) from our stock offering in 2002; and (ii) from advances from a stockholder. A total of $5,797 has been advanced by Alewine Limited Liability Company, a 73% stockholder that is managed by our President, George I. Norman, III. The debt is evidenced by a promissory note that is payable upon demand with a provision that an interest rate of 10% would be charged on any outstanding balance not paid when due.

     It is anticipated that we will require approximately $20,000 over the next 12 months to fund operations and to maintain our corporate viability. If we are unable to generate sufficient revenues, we may have to rely on funds from credit lines, directors and/or stockholders in the future. In March 2005, our subsidiary LiL Marc, Inc., received tentative approval for an unsecured credit line with Wells Fargo Bank in the amount of $15,000. The credit line was never used and was closed. There can be no assurance at this time that the credit line can be reopened nor do we have any other potential sources of funds available to it or its subsidiary at this time. We also do not have any further commitments from a director or stockholder to provide any additional funding.

Results of Operations
---------------------

     During the three month period ended March 31, 2007, we realized revenues of $476 compared with $1,235 for the three month period ended March 31, 2006. Revenues for the 2007 period were the result of internet retail and wholesale orders, which decreased 61% for the first quarter. Revenues for the 2006 period were also from internet retail and wholesale orders. The first quarter decrease was due to a 60% decrease in retail orders and a 62% decrease in wholesale orders.

     Total expenses were $5,027 for the first quarter of 2007 compared to $5,248 for the corresponding period 2006 period. Expenses during the first quarter of 2007 were primarily for administrative expenses, which decreased 5% for the first quarter. The first quarter decrease was primarily attributed to an 18% decrease in general operating expenses, due to the timing of payments and varying monthly charges, and a 100% decrease in part time labor expense.

     The net loss for the first quarter of 2007 was $4,551 compared with a net loss of $4,013 for the first quarter of 2006. The increase in net loss is due to decreased revenues, a 10% increase in depreciation expense and a 31% increase in royalty payments.

Liquidity and Capital Resources
-------------------------------

     At March 31, 2007 and December 31, 2006, we had total assets consisting of cash and office equipment of $7,377 and $11,928, respectively. Total liabilities at March 31, 2007 and December 31, 2006 were $10,797 and $10,797 respectively. Total liabilities at March 31, 2007 consisted of $5,000 for legal fees and a demand note in the amount of $5,797 issued to a private limited liability company owned by two directors, George Norman and Laurie Norman . The note is payable upon demand and does not bear an interest rate. If a portion of the principal is not paid when due then the note will bear an interest rate of 10% per annum.

     Because we currently have only minimal revenues and limited cash reserves, it anticipates that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product. There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy its cash needs. At December 31, 2006, we had cash on hand of $10,897, working capital of $100 and total stockholders' equity of $1,131. At March 31,

2007, we had cash on hand of $6,520 working capital of a negative $4,277 and total stockholders' equity of a negative $3,420.

     In the opinion of management, inflation has not and will not have a material effect on the ongoing operations of the Company.

Plan of Operation
-----------------

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

     After paying certain costs and expenses related to ongoing administrative costs and associated professional fees, including the cost of preparing and filing requisite reports with the SEC, management estimates that we will have sufficient funds to operate for the next six to twelve months. If business revenues do not provide enough funds to continue operations, it may be necessary to seek additional financing. This would most likely come from current directors, although the directors are under no obligation to provide additional funding and there is no assurance outside funding will be available on acceptable terms, or at all. If we cannot generate or secure adequate funds during the next 12 months, we may be forced to seek alternatives such a joint venture or licensing our product. If we are unsuccessful in securing alternative sources of revenue, we may have to cease operations or sell off existing inventory at liquidating prices.

     Because we rely on others for production of our product, we do not anticipate making any significant capital expenditures for new equipment or other assets during 2007. If additional equipment does become necessary, we believe that we may have to seek outside financing to acquire the equipment or assets.

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

Forward-Looking and Cautionary Statements
-----------------------------------------

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

Item 3.       Controls and Procedures.
              ------------------------

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

                                     PART II

Item 1.       Legal Proceedings
              -----------------

     There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
              -----------------------------------------------------------

     This Item is not applicable.

Item 3.       Defaults Upon Senior Securities
              -------------------------------

     This Item is not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

     This Item is not applicable.

Item 5.       Other Information
      -       -----------------

     This Item is not applicable.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

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

     (b) Reports on Form 8-K

         No report on Form 8-K was filed during the three month period ended March 31, 2007.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LILM, INC.



Date:  May 14. 2007              By:  /S/   GEORGE I. NORMAN, III
                                    --------------------------------------------
                                          George I. Norman, III
                                          President, C.E.O. and Director
                                          (Principal Accounting Officer)