Form 10QSB/A
period 2006-06-30
LILM, INC.
filed 2007-06-26
CIK 1357671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                [Amendment No. 2]

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                 Outstanding as of June 8, 2007
-----------------------------                    ------------------------------
Common Stock, $.001 par value                               2,583,750

Transitional Small Business Disclosure Format (Check one):  Yes [ ]    No [X]

                                     PART I

Explanatory Statement

         This Amendment No. 2 to the LILM, Inc. Form 10-QSB for the quarterly period ended June 30, 2006 is being filed to include restated financial statements for the period covered.

Item 1.           Financial Statements

         The accompanying unaudited restated balance sheets of LILM, Inc. and Subsidiary and LiL Marc, Inc. (predecessor) (development stage company) as of June 30, 2006 and December 31, 2005, related unaudited statements of income and cash flows for the three and six months ended June 30, 2006 and 2005 and the period April 22, 1997 (date of inception of predecessor) to June 30, 2006, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006 or any other subsequent period.





                                   LILM, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       June 30, 2006 and December 31, 2005


                 LILM, INC. and SUBSIDIARY and LIL MARC INC. (predecessor)
                               ( Development Stage Company )
                                CONSOLIDATED BALANCE SHEETS
                            June 30, 2006 and December 31, 2005
                                         RESTATED

------------------------------------------------------------------------------------------


                                                                Jun 30         Dec 31,
                                                                 2006           2005
                                                              -----------    -----------

ASSETS
CURRENT ASSETS
   Cash                                                       $    15,576    $    21,530
                                                              -----------    -----------

         Total Current Assets                                      15,576         21,530
                                                              -----------    -----------

OFFICE EQUIPMENT - net of accumulated depreciation                  1,347          1,469
                                                              -----------    -----------

                                                              $    16,923    $    22,999
                                                              ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable                                         $      --      $       250
    Accounts payable - related party                                5,797          5,797
                                                              -----------    -----------

         Total Current Liabilities                                  5,797          6,047
                                                              -----------    -----------

STOCKHOLDERS' EQUITY

    Common stock
         25,000,000 shares authorized  at $0.001 par value;
         2,583,750 shares issued and outstanding                    2,584          2,584
     Capital in excess of par value - RESTATED                    135,111        135,111
    Accumulated deficit during development stage-RESTATED        (126,569)      (120,743)
                                                              -----------    -----------
          Total Stockholders' Equity                               11,126         16,952
                                                              -----------    -----------

                                                              $    16,923    $    22,999
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

------------------------------------------------------------------------------------------------------------


                                                                                                RESTATED
                                           Three Months                  Six Months
                                   --------------------------    --------------------------  ---------------
                                      Jun 30,        Jun 30,       Jun 30,        Jun  30,    Apr 22, 1997
                                       2006           2005          2006            2005     to Jun 30, 2006
                                   -----------    -----------    -----------    -----------  ---------------
REVENUES                           $     1,009    $       394    $     2,244    $       800   $    16,978
                                   -----------    -----------    -----------    -----------   -----------

EXPENSES

   Administrative                        2,664          6,740          7,738          8,855       114,846
   Royalties                              --               16           --               81
   Depreciation and amortization           158            150            316            540        28,620
                                   -----------    -----------    -----------    -----------   -----------
                                         2,822          6,890          8,070          9,395       143,547
                                   -----------    -----------    -----------    -----------   -----------

NET LOSS                           $    (1,813)   $    (6,496)   $    (5,826)    $ ( 8,595)   $  (126,569)
                                   ===========    ===========    ===========    ===========   ===========







NET LOSS PER COMMON SHARE

   Basic and diluted               $      --      $      --      $      --      $      --
                                   -----------    -----------    -----------    -----------



AVERAGE OUTSTANDING SHARES

    Basic (stated in 1000's)             2,584          2,584          2,584          2,584
                                   -----------    -----------    -----------    -----------



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

-----------------------------------------------------------------------------------------------------------


                                                                                             RESTATED
                                                               Jun 30,         Jun 30,    Apr 22, 1997 to
                                                                2006            2005       Jun 30, 2006
                                                             -----------    -----------    -----------


CASH FLOWS FROM
   OPERATING ACTIVITIES
   Net loss                                                  $    (5,826)        (8,595)   $  (126,569)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

          Issuance of common stock for expenses                     --             --            8,700
          Depreciation and amortization                              316            540         28,470
          Changes in accounts payable                              1,300            (18)        (4,388)
          Contributions to capital - expenses                       --             --              100


          Net Cash Flows Used in Operations                       (4,210)        (8,073)       (93,687)
                                                             -----------    -----------    -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES

      Purchase of patents                                           --             --          (28,650)
      Purchase office equipment                                     (194)          --           (2,096)
                                                             -----------    -----------    -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Changes in advances from related parties                   (1,550)          --            5,797
       Proceeds from issuance of common stock net of costs          --             --          134,212
                                                             -----------    -----------    -----------


   Net Change  in Cash                                            (5,954)        (8,073)        15,576
    Cash at Beginning of Period                                   21,530         33,363           --
                                                             -----------    -----------    -----------

   Cash at End of Period                                     $    15,576    $    25,290    $    15,576
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

                                             -5-

            LILM, INC. and SUBSIDIARY and LIL MARC INC. (predecessor)
                          ( Development Stage Company )
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

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

5. PRIOR REPORTS REVISED AND RESTATED

The Company's financial statements for the year ended December 31, 2005 and the quarters ended June 30, 2006 and September 30, 2006 were revised and restated to include the historical operating loss of the Company's predecessor for the period April 22, 1997 to December 30, 1999 in the amount of $51,977. (note 1) Following are the before and after account balances as restated:

                                        Dec 31,        Jun 30,      Sept 30,
                                         2005           2006          2006
                                       ---------     ---------     ---------
Capital in excess of par value
   Before                                 83,134        83,134        83,134
   After                                 135,111       135,111       135,111
Deficit
   Before                                (68,766)      (74,592)      (77,595)
   After                                (120,743)     (126,569)     (129,572)
Net  loss - inception to period end
   Before                                (68,766)      (74,592)      (77,595)
   After                                (120,743)     (126,569)     (129,572)

Item 6.       Exhibits and Reports

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

                                    LILM, INC.



Date: June 25, 2007                 By:  /S/   GEORGE I. NORMAN, III
                                       -----------------------------------------
                                         George I. Norman, III
                                         President, C.E.O. and Director
                                         (Principal Accounting Officer)