Form 10KSB/A
period 2006-12-31
LILM, INC.
filed 2007-06-26
CIK 1357671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                [Amendment No. 1]
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2006

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                        Commission File Number: 000-51872

                                   LILM, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                               87-0645394
-------------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

           1390 South 1100 East # 204, Salt Lake City, Utah 84105-2463
               (Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (801) 322-0253

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                  Outstanding as of June 8, 2007
 -----------------------                         ------------------------------
 Common Stock, Par Value                                   2,583,750
     $0.001 par value

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III,
Item 14.


Transitional Small Business Disclosure Format.   Yes [ ]   No [X]

                                     PART I

Explanatory Statement

         This Amendment No. 1 to the LILM, Inc. Form 10-KSB for the fiscal year ended December 31, 2006 is being filed to include revised financial statements for the period covered that contain a new Note 5 to the financial statements.

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

The Company's financial statements for the year ended December 31, 2005 were revised and restated to include the historical operating loss of the Company's predecessor for the period April 22, 1997 to December 30, 1999 in the amount of $51,977. (see note 5)



Salt Lake City, Utah
February 28, 2007, except for Note 5 which is dated June 11, 2007

/s/ Madsen & Associates, CPA's Inc.
-----------------------------------

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

--------------------------------------------------------------------------------


                                     Dec 31,         Dec 31,    Apr 22, 1997
                                      2006            2005     to Dec 31, 2006
                                   -----------    -----------  ---------------


REVENUES                           $     2,984    $     1,515    $    17,718
                                   -----------    -----------    -----------

EXPENSES

   Administrative                       18,157         12,624        125,265
   Royalties                                16             21             81
   Depreciation and amortization           632          1,562         28,936
                                   -----------    -----------    -----------
                                        18,805         14,207        154,282
                                   -----------    -----------    -----------

NET LOSS                           $   (15,821)   $   (12,692)   $  (136,564)
                                   ===========    ===========    ===========







NET LOSS PER COMMON SHARE

   Basic and diluted               $      --      $      --
                                   -----------    -----------



AVERAGE OUTSTANDING SHARES

    Basic (stated in 1000's)             2,584          2,584
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

--------------------------------------------------------------------------------------------------------
                                                               Dec 31,         Dec 31,   Apr 22, 1997 to
                                                                2006            2005       Dec 31, 2006
                                                             -----------    -----------    -----------


CASH FLOWS FROM
   OPERATING ACTIVITIES
   Net loss                                                  $   (15,821)   $   (12,692)   $  (136,564)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

          Issuance of common stock for expenses                     --             --            8,700
          Depreciation and amortization                              632          1,562         28,786
          Changes in accounts payable                              4,750           (200)         6,409
          Contributions to capital - expenses                       --             --              100


          Net Cash Flows Used in Operations                      (10,439)       (11,330)       (92,569)
                                                             -----------    -----------    -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES

      Purchase of patent                                            --             --          (28,650)
      Purchase office equipment                                     (194)          (503)        (2,096)
                                                             -----------    -----------    -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock net of costs          --             --          134,212
                                                             -----------    -----------    -----------


   Net Change  in Cash                                           (10,633)       (11,833)        10,897
    Cash at Beginning of Period                                   21,530         33,363           --
                                                             -----------    -----------    -----------

   Cash at End of Period                                     $    10,897    $    21,530    $    10,897
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

Office Equipment
----------------

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
       3.1*        Articles of Incorporation (Nevada)
       3.2*        By-Laws of Registrant
       4.1*        Instrument  defining  rights of holders (See Exhibit No. 3.1,
                   Articles of Incorporation)
     10.1**        Promissory Note
     21.1*         Subsidiaries
     31.1          Certification  of  C.E.O.  Pursuant  to  Section  302  of the
                   Sarbanes-Oxley Act of 2002.
     31.2          Certification  of Principal  Accounting  Officer  Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1          Certification of C.E.O.  Pursuant to 18 U.S.C.  Section 1350,
                   as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.2          Certification of Principal  Accounting Officer Pursuant to 18
                   U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------
      *  Included as exhibit to Form 10-SB filed March 30, 2006.
     ** Included as Exhibit to Amendment No. 1 to Form 10-SB/A filed August 22, 2006

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LILM, Inc.



                                       By:     /S/   GEORGE I. NORMAN, III
                                          --------------------------------------
                                               George I. Norman, III
                                               President and C.E.O.

Dated:   June 25, 2007

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                    Title                           Date
           ---------                                    -----                           ----

/S/    GEORGE I. NORMAN, III                 President, C.E.O. and director          June 25, 2007
---------------------------------------      (Principal Accounting Officer)
         George I. Norman, III




/S/    LAURIE J. NORMAN                      Secretary / Treasurer and Director       June 25, 2007
---------------------------------------
         Laurie J. Norman




/S/    JESSIE SCOTT BEAN                        Director                              June 25, 2007
---------------------------------------
         Jessie Scott Bean