Form 10QSB
period 2007-06-30
LILM, INC.
filed 2007-08-09
CIK 1357671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number 000-51872

                                   LILM, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                               87-0645394
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

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

          Class                                  Outstanding as of June 30, 2007
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


                                     PART I

Item 1.       Financial Statements

          The accompanying unaudited balance sheets of LILM, Inc., and Subsidiary and LiL Marc, Inc. (predecessor) (development stage company) as of June 30, 2007 and December 31, 2006, related unaudited statements of income and cash flows for the six months ended June 30, 2007 and 2006 and the period April 22, 1997 (date of inception of predecessor) to June 30, 2007, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2007 or any other subsequent period.












                                   LILM, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       June 30, 2007 and December 31, 2006


            LILM, INC. and SUBSIDIARY and LIL MARC INC. (predecessor)
                          ( Development Stage Company )
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2007 and December 31, 2006

----------------------------------------------------------------------------------------


                                                                 Jun 30         Dec 31,
                                                                  2007           2006
                                                              -----------    -----------

ASSETS
CURRENT ASSETS
   Cash                                                       $     1,170    $    10,897
                                                              -----------    -----------

         Total Current Assets                                       1,170         10,897
                                                              -----------    -----------

OFFICE EQUIPMENT - net of accumulated depreciation                    683          1,031
                                                              -----------    -----------

                                                              $     1,853    $    11,928
                                                              ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable                                         $      --      $     5,000
    Accounts payable - related party                                9,697          5,797
                                                              -----------    -----------

         Total Current Liabilities                                  9,697         10,797
                                                              -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

    Common stock
         25,000,000 shares authorized  at $0.001 par value;
         2,583,750 shares issued and outstanding                    2,584          2,584
    Capital in excess of par value                                135,111        135,111
    Accumulated deficit during development stage                 (145,539)      (136,564)
                                                              -----------    -----------
          Total Stockholders' Equity (deficit)                     (7,844)         1,131
                                                              -----------    -----------

                                                              $     1,853    $    11,928
                                                              ===========    ===========




      The accompanying notes are an integral part of these financial statements.



                         LILM, INC. and SUBSIDIARY and LIL MARC INC. (predecessor)
                                       ( Development Stage Company )
                                         CONSOLIDATED STATEMENT OF
                               OPERATIONS For the Three and Six Months Ended
                                               June 30, 2007
                              and 2006 and the Period April 22, 1997 (date of
                                inception of predecessor) to June 30, 2007

-------------------------------------------------------------------------------------------------------------

                                           Three Months                 Six Months
                                   --------------------------    --------------------------
                                             Jun 30,                      Jun 30,              Apr 22, 1997
                                       2007           2006          2007          2006        to Jun 30, 2007
                                   -----------    -----------    -----------    -----------   ---------------

REVENUES                           $       558    $     1,009    $     1,034    $     2,244    $    18,752
                                   -----------    -----------    -----------    -----------    -----------

EXPENSES

   Administrative                        4,808          2,664          9,640          7,738        134,905
   Royalties                              --               21             16            102
   Depreciation and amortization           174            158            348            316         29,284
                                   -----------    -----------    -----------    -----------    -----------
                                         4,982          2,822         10,009          8,070        164,291
                                   -----------    -----------    -----------    -----------    -----------

NET LOSS                           $    (4,424)   $    (1,813)   $    (8,975)   $    (5,826)   $  (145,539)
                                   ===========    ===========    ===========    ===========    ===========




NET LOSS PER COMMON SHARE

   Basic and diluted               $      --      $      --      $      --      $      --
                                   -----------    -----------    -----------    -----------



AVERAGE OUTSTANDING SHARES

    Basic (stated in 1000's)             2,584          2,584          2,584          2,584
                                   -----------    -----------    -----------    -----------




                  The accompanying notes are an integral part of these financial statements.


                        LILM, INC. and SUBSIDIARY and LIL MARC INC. (predecessor)
                                      ( Development Stage Company )
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                         For the Six Months Ended June 30, 2007 and 2006 and the
                Period April 22, 1997 (date of inception of predecessor) to June 30, 2007

-------------------------------------------------------------------------------------------------------------


                                                                            Jun 30,           Apr 22, 1997 to
                                                                    2007            2006       Jun 30, 2007
                                                                 -----------    -----------   ---------------


CASH FLOWS FROM
   OPERATING ACTIVITIES
   Net loss                                                      $    (8,975)        (5,826)   $  (145,539)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

          Issuance of common stock for expenses                         --             --            8,700
          Depreciation and amortization                                  348            316         29,134
          Changes in accounts payable                                 (5,000)         1,300          1,409
          Contributions to capital - expenses                           --             --              100


          Net Cash Flows Used in Operations                          (13,627)        (4,210)      (106,196)
                                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES

      Purchase of patents                                               --             --          (28,650)
      Purchase office equipment                                         --             (194)        (2,096)
                                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Changes in advances from related parties                        3,900         (1,550)         3,900
       Proceeds from issuance of common stock net of costs              --             --          134,212
                                                                 -----------    -----------    -----------


   Net Change  in Cash                                                (9,727)        (5,954)         1,170
    Cash at Beginning of Period                                       10,897         21,530           --
                                                                 -----------    -----------    -----------

   Cash at End of Period                                         $     1,170    $    15,576    $     1,170
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

            LILM, INC. and SUBSIDIARY and LIL MARC INC. (predecessor)
                          ( Development Stage Company )
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007

================================================================================


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

 Included in these financial statements are the combined statement of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to June 30, 2007.

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

On June 30, 2007, the Company had a net operating loss available for carryforward of $93,562. The income tax benefit of approximately $28,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations. The net operating loss will expire starting in 2021 through 2028.

            LILM, INC. and SUBSIDIARY and LIL MARC INC. (predecessor)
                          ( Development Stage Company )
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2007

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

            LILM, INC. and SUBSIDIARY and LIL MARC INC. (predecessor)
                          ( Development Stage Company )
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2007

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 73% of the outstanding common stock of the Company and have made demand, no interest, loans to the Company of $9,697.

Item 2.       Management's Discussion and Analysis or Plan of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.
--------------------------------------------------------------------------------

     We are a development stage company with minimal cash assets and limited operations and revenue. Ongoing operating expenses, including the costs associated with the preparation and filing of our registration statement and periodic reports, have been paid for by (i) the net proceeds of $55,030 (after deducting offering costs) from our stock offering in 2002; and (ii) from advances from a stockholder. A total of $9,697 has been advanced by Alewine Limited Liability Company, a 73% stockholder that is managed by our President, George I. Norman, III. The debt is evidenced by a promissory note that is payable upon demand with a provision that an interest rate of 10% would be charged on any outstanding balance not paid when due.

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

Results of Operations
---------------------

     During the second quarter ended June 30, 2007, we realized revenues of $558 compared with $1,009 for the second quarter ended June 30, 2006, a decrease of 45% for the 2007 period. This decrease in revenues was due to a 30% decrease in retail orders and a 55% decrease in wholesale orders.

     Total expenses were $4,982 for the second quarter of 2007 compared to $2,822 for the corresponding 2006 period, an increase of 76% for the 2007 period. Expenses during the second quarter of 2007 were primarily for administrative expenses, which increased 43% ($2,144) for the second quarter. The second quarter increase in administrative expenses was primarily attributed to a 59% increase ($561) in professional fees and a 1694% increase ($1,694) in filing fees associated with filing our Form 10-SB with the SEC. During this same period, we had an 8% ($70) decrease in rent payments due to the timing of the payments and the varying utilities charges and a 100% ($210) decrease in part time labor due to reduction in sales.

     During the six month period ended June 30, 2007, we realized revenues of $1,034 compared with $2,244 for the six month period ended June 30, 2006. This was a decrease of 53% for the 2007 period. Revenues for both six month periods were the result of internet retail and wholesale orders. The decrease in revenues during the first six months of 2007 was due to a 51% decrease in retail orders and a 60% decrease in wholesale orders.

     Total expenses were $10,009 for the six month period ended June 30, 2007 compared to $8,070 for the corresponding 2006 period, an increase of 24% for the 2007 period. Expenses during the 2007 six month period were primarily for administrative expenses, which increased 19% ($1902), primarily due to a 15% increase ($561) in professional fees and a 1819% increase ($1,819) in filing fees associated with filing our Form 10-SB with the SEC. Also during this same period, we had a 4% ($75) increase in rent payments due to the timing of the payments and varying utilities charges and a 100% ($266) decrease in part time labor due to reduction in sales.

     The net loss for the second quarter of 2007 was $4,424 compared with a net loss of $1,813 for the first quarter of 2006, an increase of 144% for the 2007 period. The increased net loss during the second quarter of 2007 was due to the 44% decrease in revenues, 43% increase in administrative expenses and 10% increase in depreciation expenses.

     The net loss for the first six months of 2007 was $8,975 compared with a net loss of $5,826 for the first six months of 2006, an increase of 54% for the 2007 period. The increased net loss during the first half of 2007 was due to the 53% decrease in revenues, 25% increase in administrative expenses, 31% increase in royalty expenses and 10% increase in depreciation expenses.

Liquidity and Capital Resources
-------------------------------

     At June 30, 2007 and December 31, 2006, we had total assets consisting of cash and office equipment of $1,853 and $11,928, respectively. Total liabilities at June 30, 2007 and December 31, 2006 were $9,697 and $10,797 respectively. Total liabilities at June 30, 2007 consisted of $3,900 advanced to the company without any terms for repayment by a private limited liability company owned by two directors, George Norman and Laurie Norman, and a demand note in the amount of $5,797 issued to the same private limited liability company. The note is payable upon demand and does not bear an interest rate. If a portion of the principal is not paid when due then the note will bear an interest rate of 10% per annum.

     Because we currently have only minimal revenues and limited cash reserves, it anticipates that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product. There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy its cash needs. At December 31, 2006, we had cash on hand of $10,897, working capital of $100 and total stockholders' equity of $1,131. At June 30, 2007, we had cash on hand of $1,170 working capital of a negative $8527 and total stockholders' equity of a negative $7,844.

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

     After paying certain costs and expenses related to ongoing administrative costs and associated professional fees, including the cost of preparing and filing requisite reports with the SEC, management estimates that we will have sufficient funds to operate for the next six to twelve months. If business revenues do not provide enough funds to continue operations, it may be necessary to seek additional financing. This would most likely come from current directors, although the directors are under no obligation to provide additional funding and there is no assurance outside funding will be available on acceptable terms, or at all. If we cannot generate or secure adequate funds during the next 12 months, we may be forced to seek alternatives such a joint venture or licensing of our product. If we are unsuccessful in securing alternative sources of revenue, we may have to cease operations or sell off existing inventory at liquidating prices.

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

Forward-Looking and Cautionary Statements
-----------------------------------------

     This report includes "forward-looking statements" that may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words
"may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward- looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause its actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

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

     o   general economic conditions.

     Although management believes the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from those included within the forward-looking statements as a result of various factors. Cautionary statements in the risk factors section and elsewhere in this registration statement identify important risks and uncertainties affecting our future, which could cause actual results to differ materially from the forward- looking statements made herein.

Item 3.       Controls and Procedures.

     As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, our chief executive officer and principal accounting officer concluded our disclosure controls and procedures are effective in timely alerting management to material information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Item 6.       Exhibits

    Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    Exhibit 31.2    Certification  of Principal  Accounting  Officer Pursuant to
                    Section 302 of the Sarbanes- Oxley Act of 2002.

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

                                         LILM, INC.



Date: August 7, 2007                     By:  /S/   GEORGE I. NORMAN, III
                                            ------------------------------------
                                                  George I. Norman, III
                                                  President, C.E.O. and Director
                                                  (Principal Accounting Officer)