Form 10QSB
period 2007-09-30
LILM, INC.
filed 2007-10-17
CIK 1357671

      UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

      Washington, D.C. 20549

FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2007

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

                    Class                                      Outstanding as of September 30, 2007

Common Stock, $.001 par value                                       2,583,750

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ X ]

TABLE OF CONTENTS

Heading                                                                                                                                  Page

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I

Item 1.          Financial Statements

      The accompanying unaudited balance sheets of LILM, Inc., its Subsidiary and LiL Marc, Inc. (predecessor) (development stage company) as of September 30, 2007 and December 31, 2006, related unaudited statements of income and cash flows for the nine months ended September 30, 2007 and 2006 and the period April 22, 1997 (date of inception of predecessor) to September 30, 2007, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2007 or any other subsequent period.

LILM, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2007 and December 31, 2006

     LILM, INC. and SUBSIDIARY and LIL MARC INC. (predecessor)

( Development Stage Company )

CONSOLIDATED BALANCE SHEETS

September 30, 2007 and December 31, 2006

                                                                                                           Sept 30,        Dec 31,

                                                                                                                 2007            2006

ASSETS

CURRENT ASSETS

  Cash                                                                                               $   1,213          $ 10,897

Total Current Assets                                                                         1,213             10,897

OFFICE EQUIPMENT - net of accumulated depreciation                             508               1,031

                                                                                                  $    1,721          $ 11,928

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                                                    $           -           $  5,000

 Accounts payable - related party                                                             13,497                5,797

Total Current Liabilities                                                                               13,497             10,797

STOCKHOLDERS' EQUITY (DEFICIT)

       Common stock

             25,000,000 shares authorized at $0.001 par value;

2,583,750 shares issued and outstanding                                           2,584              2,584

   Capital in excess of par value                                                                135,111          135,111

 Acumulated deficit during development stage                                      (149,471)       (136,564)

Total Stockholders' Equity (deficit)                                    (11,776)              1,131

                                                                                                     $ 1,721           $ 11,928

The accompanying notes are an integral part of these financial statements.

      LILM, INC. and SUBSIDIARY and LIL MARC INC. (predecessor)

( Development Stage Company )

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three and Nine Months Ended September 30, 2007 and 2006

and the Period April 22, 1997 (date of inception of predecessor) to Sepember 30, 2007

                                                  Three Months                  Nine Months

                                             Sept 30,      Sept 30,         Sept 30,     Sept 30,     April 22, 1997                                                 2007            2006               2007          2006      to Sept 30, 2007

REVENUES                        $   324         $   474            $ 1,358      $ 2,718       $   19,076

EXPENSES

     Administration                   4,082           3,319             13,721       11,057          138,987

     Royalties                                  -                   -                    21              16                 102

     Depreciation

         and amortization               174              158                  523            474            29,458

                                              4,256           3,477             14,265       11,547          168,547

NET LOSS                       $ (3,932)       $(3,003)         $(12,907)    $(8,829)      $ 149,928

NET LOSS PER COMMON SHARE

      Basic and dilued           $         -          $         -         $           -     $         -

AVERAGE OUTSTANDING SHARES

     Basic (stated in 1000's)     2,584             2,584               2,584        2,584

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC INC. (predecessor)

( Development Stage Company )

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three and Nine Months Ended September 30, 2007 and 2006

and the Period April 22, 1997 (date of inception of predecessor) to Sepember 30, 2007

                                                                                     Sept 30,     Sept 30,   April 22, 1997                                                                                          2007         2006    - Sept 30, 2007

CASH FLOWS FROM

     OPERATING ACTIVITIES

     Net loss                                                                        $ (12,907)       (8,829)     $ (149,471)

      Adjustments to reconcile net loss to

          net cash provided by operating

          activities

            Issuance of common stock for expenses                                -                -                8,700

            Depreciation and amortization                                           523           474              29,300

          Changes in accounts payable                                                 -               -                    100

                                                                                                  _____     _____         ________

                Net Cash Flows Used in Operations                         (17,384)    (8,605)         (109,953)

CASH FLOWS FROM INVESTING

     ACTIVITIES

          Purchase of patents                                                                   -             -            (28,650)

          Purchase office equipment                                                         -       (194)             (2,096)

CASH FLOWS FROM FINANCING

     ACTIVITIES

          Changes in advances from related parties                            7,700            -                7,700

          Proceeds from issuance of common stock net of costs                -            -            134,212

   Net Change in Cash                                                                (9,684)  (8,799)               1,213

     Cash at Beginning of Period                                                    10,897  21,530                        -

      Cash at End of Period                                                           $ 1,213 $12,731            $  1,213

NON CASH FLOWS FROM OPERATING

     AND INVESTING ACTIVITIES

         Issuance of 922,900 common shares for a patent - 2000                                       $ 11,963

                   Contribution to capital - expenses - 2001                                                             100

The accompanying notes are an integral part of these financial statements.

  LILM, INC. and SUBSIDIARY and LIL MARC INC. (predecessor)

( Development Stage Company )

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

1.     ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on December 30, 1999 with authorized common stock of 25,000,000 shares with a par value of $.001.

The principal business activity of the Company is to manufacture and market the “LiL Marc” urinal used in the training of young boys.

During January 2005 the Company organized “LiL Marc, Inc.”, in the state of Utah, and transferred all its assets and liabilities to LiL Marc Inc. in exchange for all of the outstanding stock of LiL Marc, Inc. for the purpose of continuing the operations of the Company in the subsidiary.

“LiL Marc, Inc.” (predecessor) was incorporated under the laws of the state of Nevada on April 22, 1997 for the purpose of marketing and sales of the “Lil Marc” training urinal for use by young boys. The marketing and sales activity was transferred to LILM, Inc. on December 30, 1999.

Included in these financial statements are the combined statement of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to September 30, 2007.

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

On September 30, 2007, the Company had a net operating loss available for carryforward of $97,494. The income tax benefit of approximately $29,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations. The net operating loss will expire starting in 2021 through 2028.

     LILM, INC. and SUBSIDIARY and LIL MARC INC. (predecessor)

( Development Stage Company )

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2007

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

-8

      LILM, INC. and SUBSIDIARY and LIL MARC INC. (predecessor)

( Development Stage Company )

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Office Equipment

Office equipment consists of a computer and is depreciated over three years on the straight method.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. PATENT

The Company acquired a patent, from a related party, for the “LiL Marc” training urinal. The patent was issued on July 16, 1991 and has been fully amortized.

The terms of the acquisition of the patent includes a royalty of $.25, due to the inventor, on the sale of each training urinal.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 73% of the outstanding common stock of the Company and have made demand, no interest, loans to the Company of $13,497.

-9

Item 2.          Management's Discussion and Analysis or Plan of Operations

      The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

       We are a development stage company with minimal cash assets and limited operations and revenue. Ongoing operating expenses , including the costs associated with the preparation and filing of our registration statement and periodic reports, have been paid for by (i) the net proceeds of $55,030 (after deducting offering costs) from our stock offering in 2002; and (ii) from advances from a stockholder. A total of $13,497 has been advanced by Alewine Limited Liability Company, a 73% stockholder that is managed by our President, George I. Norman, III. The debt is evidenced by a promissory note that is payable upon demand with a provision that an interest rate of 10% would be charged on any outstanding balance not paid when due.

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

Results of Operations

     During the third quarter ended September 30, 2007, we realized revenues of $324 compared with $474 for the third quarter ended September 30, 2006, a decrease of 32% for the 2007 period. This decrease in revenues was due to a 28% decrease in retail orders and a 56% decrease in wholesale orders.

     Total expenses were $4,256 for the third quarter of 2007 compared to $3,477 for the corresponding 2006 period, an increase of 22% for the 2007 period. Expenses during the second quarter of 2007 were primarily for administrative expenses, which increased 23% ($763) for the third quarter. The third quarter increase in administrative expenses was primarily attributed to a 120% increase ($540) in professional fees and a 1,548% increase ($1,548) in filing fees associated with filing our Form 10-SB with the SEC. During this same period, we had an 79% ($914) decrease in rent payments due to the timing of the payments and the varying utilities charges.

     During the nine month period ended September 30, 2007, we realized revenues of $1,358 compared with $2,718 for the nine month period ended September 30, 2006. This was a decrease of 50% for the 2007 period. Revenues for both nine month periods were the result of internet retail and wholesale orders. The decrease in revenues during the first nine months of 2007 was due to a 35% decrease in retail orders and a 53% decrease in wholesale orders.

     Total expenses were $14,265 for the nine month period ended September 30, 2007 compared to $11,547 for the corresponding 2006 period, an increase of 24% for the 2007 period. Expenses during the 2007 nine month period were primarily for administrative expenses, which increased 24% ($2664), primarily due to a 20% increase ($1,101) in professional fees and a 3,368% increase ($3,368) in filing fees associated with filing our Form 10-SB with the SEC. Also during this same period, we had a 33% ($940) decrease in rent payments due to the timing of the payments and varying utilities charges and a 100% ($266) decrease in part time labor due to reduction in sales.

     The net loss for the third quarter of 2007 was $3,932 compared with a net loss of $3,003 for the third quarter of 2006, an increase of 31% for the 2007 period. The increased net loss during the third quarter of 2007 was due to the 32% decrease in revenues, 23% increase in administrative expenses and 10% increase in depreciation expenses.

     The net loss for the first nine months of 2007 was $12,907 compared with a net loss of $8,829 for the first nine months of 2006, an increase of 46% for the 2007 period. The increased net loss during the first nine months of 2007 was due to the 50 % decrease in revenues, 24 % increase in administrative expenses, 31% increase in royalty expenses and 10% increase in depreciation expenses.

Liquidity and Capital Resources

     At September 30, 2007 and December 31, 2006, we had total assets consisting of cash and office equipment of $1,721 and $11,928, respectively. Total liabilities at September 30, 2007 and December 31, 2006 were $13,497 and $10,797 respectively. Total liabilities at September 30, 2007 consisted of $7,700 advanced to the company without any terms for repayment by a private limited liability company owned by two directors, George Norman and Laurie Norman, and a demand note in the amount of $5,797 issued to the same private limited liability company. The note is payable upon demand and does not bear an interest rate. If a portion of the principal is not paid when due then the note will bear an interest rate of 10% per annum.

     Because we currently have only minimal revenues and limited cash reserves, we anticipate that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product. There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy its cash needs. At December 31, 2006, we had cash on hand of $10,897, working capital of $100 and total stockholders’ equity of $1,131. At September 30, 2007, we had cash on hand of $1,213 working capital of a negative $12,284 and total stockholders’ equity of a negative $11,776.

     In the opinion of management, inflation has not and will not have a material effect on the ongoing operations of the company.

Plan of Operation

     During the next 12 months, we plan to continue to focus on improving our website found at http://LilMarc.com and http://Boyspottytraining.com . Anticipated improvements include simplifying the ordering process, improving the appearance and layout of the website, and making changes to the website that would increase impulse purchases. We will also continue to focus on improving our relationships with resellers who sell our product on their websites and on engaging new website hosts for the product. We anticipate that this can be accomplished through individual calls and e-mails to the website hosts. Additionally, we are committed to the production of additional stands when sale of more than 500 LiL Marcs is achieved. Because we lack immediate requisite funds, it may be necessary to rely on advances from directors and/or stockholders, although we have no firm commitment from anyone to advance future funds. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, our directors will defer any compensation until such time as business warrants the payment of such.

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

Forward-Looking and Cautionary Statements

     This report includes "forward-looking statements" that may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may,” "will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend” and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause its actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

     *     the ability to maintain current business and, if feasible, expand the marketing of products;

     *     the ability to attract and retain new individual and retail customers;

     *     the sufficiency of existing capital resources and the ability to raise additional capital           to fund cash requirements for future operations;

     *     uncertainties involved in the rate of growth of business and acceptance of our product and;

     *     anticipated size or trends of the market segments in which we compete and the anticipated           competition in those markets;

     *     future capital requirements and our ability to satisfy its needs;

     *     general economic conditions.

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

                                                                           LILM, INC.

Date: October 17, 2007                                        By: /S/ George I. Norman, III

                                                           George I. Norman, III

                                                           President, C.E.O. and Director

                                                           (Principal Accounting Officer)