Form 10KSB
period 2007-12-31
LILM, INC.
filed 2008-03-18
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

[ ]	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

Commission File Number: 000–51872

LILM, INC.

(Name of small business issuer in its charter)

Nevada	87-0645394
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1390 South 1100 East # 204, Salt Lake City, Utah 84105-2463

(Address of principal executive offices) (Zip Code)

Issuer's telephone no.: (801) 322-0253

Securities registered pursuant to Section 12(b) of the Exchange Act:	None

Securities registered pursuant to Section 12(g) of the Exchange Act:	Common

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State the issuer's revenues for its most recent fiscal year. $ 1,693

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $ 70,027 (Based on bid price $0.10 per share on February 28, 2008)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of March 7, 2008

Common Stock, Par Value
$0.001 par value	2,583,750

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 14.

Transitional Small Business Disclosure Format.	Yes [	]	No [ X ]

LILM, INC.

TABLE OF CONTENTS

Page

PART I

Item 1.	Description of Business	3

Item 2.	Description of Property	9

Item 3.	Legal Proceedings	9

Item 4.	Submission of Matter to a Vote of Security Holders	10

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	10

Item 6.	Management's Discussion and Analysis or Plan of Operation	11

Item 7.	Financial Statements	15

Item 8.	Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure	15

Item 8A.	Controls and Procedures	15

Item 8B	Other Information	15

PART III

Item 9.              Directors, Executive Officers, Promoters and Control Persons; Corporate Governance;

Compliance with Section 16(a) of the Exchange Act	15

Item 10.	Executive Compensation	17

Item 11.	Security Ownership of Certain Beneficial Owners and Management	17

Item 12.	Certain Relationships and Related Transactions and Director Independence	18

Item 13.	Exhibits	18

Item 14.	Principal Accountant Fees and Services	18

Signatures	20

PART I

Item 1.	Description of Business

History

LILM, Inc. was organized on December 30, 1999 under the laws of the State of Nevada as a wholly owned subsidiary of LiL Marc, Inc., a Nevada corporation. On that date we acquired from LiL Marc, Inc. the U.S. patent rights to the LiL Marc “Training Urinal” a plastic toilet-training device (U.S. Patent Number 318,325, issued July 16, 1991). We also acquired the trade name “LiL Marc” and rights to manufacture and market the product. We submitted the Patent Assignment to the United States Patent Office in Washington, D.C. and, on February 10, 2000, the assignment was recorded.

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

Since 2000, we have maintained our corporate offices in Salt Lake City, Utah and also kept an adjunct office in Las Vegas, Nevada until 2004. In December of 2004, we closed our Las Vegas office and moved all operations to Salt Lake City, Utah. In connection with this move, on December 10, 2004, we created a new Utah corporation as a wholly owned subsidiary under the name of LiL Marc, Inc. We then transferred all of our assets to LiL Marc, Inc. (Utah) in January 2005, in exchange for all 1,500,000 shares (100% of LiL Marc’s outstanding common stock. By incorporating in Utah as LiL Marc, Inc., we consolidated our operations in one location and reduced duplicated operating expenses.

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

Cost of production, based on a projected 5,000 LiL Marcs manufactured, is approximately $2.94 per urinal and $2.00 per stand. Due to the size and shape of the LiL Marc, packaging and shipping initially required a special order box. However, we have developed a shrink wrap package that costs approximately $1.50 per unit. We currently assemble the product at our Salt Lake City facility and individually shrink wraps each product using an American International Electric, Inc. shrink packaging system. This system can wrap one unit in a two-and-a-half minute time period. The product is then placed in a brown shipping box. Thus, the total manufacturing and packaging cost are approximately $6.44 per finished LiL Marc, which has a suggested retail price of $22.95.

We are committed to produce our product solely in America and the product has an industry recyclable rating of 2. This rating appears as a commonly used recyclable symbol (triangular shape) with the number 2 and the word “HOPE”, denoting that the product is made of a plastic resin consisting of high density polyethylene. The recycle applications are common drainage pipe, liquid laundry detergent bottles, oil bottles, pens, benches, doghouses, recycling containers, floor tile, picnic tables, fencing, lumber, and mailbox posts.

We guarantee the LiL Marc Potty Trainer against defects in materials and workmanship for a period of two years from the date of purchase. If the product is found to be defective, we will replace it with a new LiL Marc and pay shipping for the replaced product. To date, there have been no claims filed or requests for replacement products.

Marketing

The LiL Marc, it is marketed through our websites at www.LiLMarc.com and www.BoysPottyTraining.com The LiL Marc is also represented on several other websites that specialize in the marketing of potty training products for boys, which enhances the visibility of the product. Currently these resellers include PottyTrainingSolutions.com, PottyTrainingConcepts.com, ZipBaby.com and Babybungalow.com. We have realized only nominal international sales.

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

The LiL Marc inventor did perform limited test marketing in 1993, which included pricing information, product layout suggestions, and some mail order product introduction. However, we have not performed any significant test marketing in recent years.

Competition

Competitive conditions in the industry are dependent on the products and marketing ability of the various companies that are selling similar potty training products. Management believes that there are currently four or five companies marketing products similar to the LiL Marc. These products range from simple colored floating targets to complex molded adaptations that are attached to the toilet bowl. There is currently only one other free standing urinal in the marketplace, the “Peter Potty,” but its retail price of $49.95 far exceeds the LiL Marc price of $19.95 and its upper water reservoir and flushing design limits its portability. We offer the only free-standing training urinal that does not require a water source, making it completely portable. Current competitors require a commode basin to attach their product, such as the “Weeman,” or require a water source to fill the urinal flushing tank, as in the “Peter Potty.”

Most of our competitors compete using similar methods, primarily relying on their websites and the websites of resellers to market their products. Our competitive position against these other companies varies depending on each individual competitor’s advertising and marketing budgets. Management believes we can compete against these smaller companies because of our product’s portability, ease of cleaning, and no requirement for a water source. Our product is priced in the middle range of these similar products.

The other competition to the LiL Marc is a wide variety of standard potty trainer “potties” designed for either little boys or girls which are produced and marketed through much larger companies. These competitors have a marketing advantage over the LiL Marc because their products are usually sold in nationwide retail stores through wholesale distributors. Additionally, these larger competitors have marketing budgets that allow them to advertise in toddler and parenting magazines and on television. We do not have a budget or the ability for national advertising and marketing and instead, must rely on our website and on the websites of resellers as well as word of mouth from customers. When compared with these larger companies, we are at a competitive disadvantage as to marketing and advertising. Management believes that our competitive position is more advantageous against these larger companies because the LiL Marc is a stand alone urinal compared to standard trainer potties. Our product has similar pricing to most trainer potties.

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

On July 16, 2005 the design patent for the LiL Marc training urinal expired and as of this date we have not yet applied for a new patent with modifications to the LiL Marc’s design. Management is evaluating the available options for making any new filing. At this time we are relying on the complex engineering in the current production molds for product protection against any copy of the product. Management believes that a substantial investment of $100,000 or more for production, marketing and packaging would be necessary to bring a similar product to the market. However, without patent protection, current competitors and/or other businesses could duplicate the product and market the same or similar product in direct competition with the LiL Marc. Presently, we do not anticipate filing additional patent applications if new and/or improved products are developed.

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

Risk Factors Related to Our Business

We are subject to certain substantial risks inherent to our business and set forth or referred to herein. Prospective investors in our securities should carefully consider, among other potential risks, the following risk factors as well as all other information set forth or referred to herein before considering an investment in our common stock. An investment in our shares involves a high degree of risk. If any of the following events or outcomes actually occurs, operating results and financial condition would likely suffer. As a result, the trading price of our common stock could decline and an investor may lose all or part of the money they paid to purchase their shares.

We have a limited operating history and have not recorded operating profits since inception. Continuing losses may exhaust capital resources and force us to discontinue operations.

We were incorporated in December 1999 as a wholly owned subsidiary of LiL Marc, Inc. (Nevada). At that time we acquired from LiL Marc, Inc. (Nevada) the U.S. patent rights to the LiL Marc “Training Urinal,” the trade name “LiL Marc” and rights to manufacture and market the product. LiL Marc, Inc.(Nevada) initially acquired the rights to the LiL Marc product in 1997and marketed the product until the rights were assigned to us in 1999. Since acquiring the product rights from LiL Marc, Inc. (Nevada), we have had a limited operating history and incurred net losses since inception. From inception through December 31, 2007, we have incurred cumulative losses of approximately $156,445. There can be no assurance that we will produce future material revenues or achieve profitability in the immediate future or at any time, or that we will operate on a profitable basis. The potential to generate profits from our business depends on many factors, including the following:

•	the ability to secure adequate funding to increase marketing and fund future production of our product;

•	the size and timing of future customer orders, product delivery and customer acceptance, if required;

•	the costs of maintaining and expanding operations; and

•	the ability to attract and retain a qualified work force as business warrants.

There can be no assurance that we will be able to achieve any of the foregoing factors or realize profitability in the immediate future or at any time.

In order to continue business, we may have to secure additional capital. Additional required capital may not be available at attractive terms which would have a material negative effect on our business and operating results.

In the event we need additional funds in order to continue or increase current business operations, we may not be able to secure such funding. In the past we have been dependent on funds raised in our stock offering in 2002 and the infusion of capital from directors and stockholders in order to continue our business. Currently, management estimates recurring annual total expenses to be approximately $20,000. Management further expects that general, administrative and other operating expenses will increase substantially as we accelerate efforts to expand business and to satisfy increased reporting and stockholder communications obligations under existing securities laws.

There can be no assurance that we will be able to obtain necessary funds to continue operations, or that such funds will be available on favorable terms favorable, or at all. If we borrow funds we will have to pay interest and may also have to agree to restrictions that limit operating flexibility. In addition, our cash requirements may vary materially from those now anticipated by management. These changes may be due to the results of business expansion, potential changes in capital and debt markets, terms on which financing can be obtained, competitive factors and other factors. If adequate funds are not available, we may be required to curtail operations, which would have a negative effect on our financial condition.

We may not be able to expand the market for our product, which could cause our business to fail.

It is management’s intent to expand the market for our product, but only as ongoing business conditions warrant and, if necessary, funds are available. We presently operate in a limited geographical marketing area and via the Internet. In order to expand the area in which we operate, we must expand facilities, purchase additional equipment and retain additional personnel. Also, there can be no assurance that if we do expand into new areas, such expansion will be successful or that the business generated form the addition of markets will warrant the expenses necessary to facilitate the expansion. If we are unable to successfully expand our marketing area and products offered, our business may not be able to grow or possibly decrease, which will have a negative impact on future operations.

We have only one manufacturer of our product and, if this sole producer is no longer able to produce the units, we may be unable to find a replacement manufacturer and our business could be negatively affected.

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

The industry in which we operate is highly competitive, which could affect results of operations and make profitability even more difficult to achieve and sustain.

The baby products and related products industry is highly competitive and is marked by many competitors and potential competitors, many of which are much larger with much greater financial resources, such as Fisher–Price. Most existing and potential competitors also have larger market share and larger production capability, which may enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities. If we fail to compete effectively with these businesses or to address competitive developments quickly and effectively, we will not be able to grow our business or remain a viable entity.

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

Currently there is not an active market for our common stock.

Although our shares are quoted on the OTC Bulletin Board, there is not currently an active trading market for the shares. However, there can be no assurance that an active trading market will ever develop or be maintained. Any trading market for our common stock will most likely be very volatile and effected by numerous factors beyond our control. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. In the event that we lose this status as a "reporting issuer," any future quotation of our common stock on the OTC Bulletin Board may be jeopardized.

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

Trading in our common stock is subject to certain provisions of the Exchange Act, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading will be subject to additional sales practice requirements on broker-dealers. These may require a broker-dealer to:

•	make a special suitability determination for purchasers of the shares;

•	receive the purchaser's written consent to the transaction prior to the purchase; and

•	deliver to a prospective purchaser of our shares prior to the first transaction, a risk disclosure document relating to the penny stock market.

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

No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Our common stock is currently included on the OTC Bulletin Board under the symbol “LILM,” although there has not been an active trading market for the shares. Secondary trading of our shares may be subject to certain state imposed restrictions. Except for being included on the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities.

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

As of March 7, 2007, there were 67 holders of record of our common stock, which does not account for stockholders whose shares may be held in a brokerage account or in other nominee name. Because there has been only a limited public trading market for our securities, no trading history is presented herein. We do not currently have outstanding any options, warrants or other securities or instruments that are convertible into shares of our common stock.

We have not filed a registration statement under the Securities Act and all of our outstanding shares of common stock were issued pursuant to exemptions under that Act. In February 2003, we completed an offering of 763,750 shares of common stock to a total of 59 investors for gross proceeds of $61,100. After deducting costs and expenses associated with the offering, the net amount received by us was $55,030. The offering was made pursuant to an exemption from registration under the Securities Act provided by Regulation D, Rule 504 of the Securities Act. Sales were made pursuant to an Offering Memorandum and an amended Form D was filed on March 3, 2003 reporting the completion of the offering.

As provided by Rule 502(d) of Regulation D, securities acquired in transactions that satisfy the requirements set forth in Rule 504 are not subject to the resale limitations set forth in Rule 502(d). Accordingly, the 763,750 shares issued pursuant to the Regulation D offering in 2003 are deemed not to be “restricted” securities, unless held by an affiliate or control person of LILM. The balance of 1,820,000 shares outstanding are considered restricted securities, unless sold or otherwise transferred pursuant to a registration statement under the Securities Act or pursuant to an appropriate exemption from registration. Presently, all the 1,820,000 shares remain as restricted securities.

Subsequent to the Regulation D offering, a director purchased 63,475 shares from two investors in the offering. These shares are deemed “control” shares and are included in our calculations for restricted shares. Thus, a total of 1,883,275 shares are considered restricted securities and are held by our affiliates or controlling stockholder and no restricted shares are held by nonaffiliates. Accordingly, the balance of 700,475 shares are considered freely tradeable and may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling stockholder. Because all of the outstanding restricted shares have been issued and outstanding for more than one year, Rule 144 of the Securities Act is available to the holders of these shares.

Rule 144 is the common means for a stockholder to resell restricted securities and for affiliates, to sell their securities, either restricted on non restricted (control) shares. Rule 144 has been amended by the SEC, effective February 15, 2008. Under the amended Rule 144, an affiliate of a company filing reports under the

Exchange Act who has held their shares for more than six months, may sell in any three-month period an amount of shares that does not exceed the greater of:

•     the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale, or

•	1% of the shares then outstanding.

Sales by affiliates under Rule 144 are also subject to certain requirements as to the manner of sale, filing appropriate notice and the availability of current public information about the issuer.

A non-affiliate stockholder of a reporting company who has held their shares for more than six months, may make unlimited resales under Rule 144, provided only that the issuer has available current public information about itself. After a one-year holding period, a non-affiliate may make unlimited sales with no other requirements or limitations.

We cannot predict the effect any future sales under Rule 144 may have on the market price of our common stock, but such sales may have a substantial depressing effect on such market price.

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

We are considered a development stage company with minimal cash assets and limited operations and revenue. Ongoing operating expense, including the costs associated with the preparation and filing of our registration statement, have been paid for by (i) the net proceeds of $55,030 (after deducting offering costs) from our stock offering in 2002; and (ii) from advances from a stockholder. A total of $14,797 has been advanced by Alewine Limited Liability Company, a 73% stockholder that is owned by two directors, George Norman and Laurie Norman and managed by Mr. Norman, our President. The debt is evidenced by a note that is payable upon demand with a provision that an interest rate of 10% would be charged on any outstanding balance not paid when due.

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

Results of Operations

For the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

We realized revenues of $1,693 for the year ended December 31, 2007 compared to revenues of $2,984 for the year ended December 31, 2006. The decrease in sales during 2007 is attributed to a decrease in retail orders from our website from $1,345 in 2006 to $800 in 2007, a 40% decrease, and a 46% decrease in wholesale orders from $1,639 in 2006 to $893 in 2007.

Total expenses for 2007 were $21,574 compared to $18,805 for 2006, a 15% increase. The increase includes a 15% increase in administrative expenses from $18,157 in 2006 to $20,843 in 2007, primarily due to a 4% increase in professional fees (from $10,145 in 2006 to $10,551 in 2007), including legal and accounting expenses. We also recorded a 75% increase in general operating related expenses in 2007, from $4,181 in 2006 to $7,297 in 2007. These increases were partially offset by a 100% decrease in part time office help and office expenses from $266 in 2006 to $0.00 in 2007). We realized a net loss of $19,881 for the year ended December 31, 2007 compared to a loss of $15,821 in 2006. The increase in net loss is directly attributed to an increase in general operating related expenses and decrease in sales during 2007.

Liquidity and Capital Resources

At December 31, 2007 and 2006, we had total assets consisting of cash and office equipment of $561 and $11,928, respectively. Total liabilities at December 31, 2007 and 2006 were $19,311 and $10,797 respectively. Total liabilities at December 31, 2007 consisted of an invoice in the amount of $4,500 for professional fees and a demand note in the amount of $14,797 issued to a private limited liability company owned by two directors, George Norman and Laurie Norman. The note is payable upon demand and does not bear an interest rate. If a portion of the principal is not paid when due then the note will bear an interest rate of 10% per annum.

Because we currently have only minimal revenues and limited cash reserves, we may have to rely on directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product. There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy cash needs. At December 31, 2006, we had cash on hand of $10,897, working capital of $100 and total stockholders’ equity of $1,131. At December 31, 2007, we had cash on hand of $226, working capital of a negative $19,085 and total stockholders’ equity of a negative 18,750.

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

After paying certain costs and expenses related to ongoing administrative costs and the associated professional fees, including any residual or ongoing cost of preparing and filing our registration statement, management estimates that it will have sufficient funds to operate for the next six to twelve months. If business revenues do not provide enough funds to continue operations, it may be necessary for us to seek additional financing. This would most likely come from current directors, although the directors are under no obligation to provide additional funding and there is no assurance outside funding will be available on acceptable terms, or at all.

Because we rely on others for production of our product, we do not expect to make any significant capital expenditures for new equipment or other assets during 2008. If additional equipment does become necessary, we believe that we may have to seek outside financing to acquire the equipment or assets.

Currently, we have two employees; our President that devotes approximately 20 hours per week to our business, our Secretary that assists on an as-needed basis and sometimes a part-time laborer for packaging and shipping. Management believes that these employees will be adequate for the foreseeable future, or until our production reaches a level to justify additional employees. Further, we believe that in the event increased business necessitates additional employees, we will be able to pay the added expenses of these employees from increased revenues.

To achieve our goals during the next twelve months, we will require a total monthly estimated expenditure of approximately $550. This monthly cost will consist of office phone and fax (approximately $52 per month), 800 number (base of $5 plus per call charge of $0.15 per minute), office rent ($200 per month), storage rent ($100 per month), and part time help for packaging (estimated to be from $80 to $120 per month). Additionally, there is a monthly internet commerce cost of $65.

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

Net Operating Loss

We have accumulated approximately $104,468 of net operating loss carryforwards as of December 31, 2007. This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2021 through 2028. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. This could occur in the event we are purchased, acquired by or merged with another company whereby the stockholders of the new or merging company would be issued the majority of the issued and outstanding shares and our current stockholders would hold a minority of the issued and outstanding shares. This could result in an annual limitation on the amount of net operating loss carryforwards that could be used by the ongoing business.

The income tax benefit of approximately $31,000 at December 31, 2007 from the carryforwards has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since we have not started full operations.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.  157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material impact on our financial condition, results of operation or liquidity.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes  — an interpretation of FASB Statement No.  109,” which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. It permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings, or the amortization and impairment requirements of Statement No. 140. Subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value, eliminates the necessity for entities that manage risks inherent in servicing assets and servicing liabilities with derivatives, to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

Forward Looking and Cautionary Statements

This report includes "forward-looking statements" that may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause its actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

•	the ability to maintain current business and, if feasible, expand the marketing of products;

•	the ability to attract and retain new individual and retail customers;

•	the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;

•	uncertainties involved in the rate of growth of business and acceptance of our product and;

•	anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;

•	future capital requirements and our ability to satisfy these needs;

•	general economic conditions.

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

Financial statements for the fiscal years ended December 31, 2007 and 2006 have been examined to the extent indicated in their reports by Madsen & Associates, CPA’s Inc., independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

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

Based upon the required evaluation, our chief executive officer and principal accounting officer concluded as of December 31, 2007, our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

Item 8B.	Other Information

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Our executive officers and directors are as follows:

Name	Age	Position
George I. Norman III	53	President, Chief Executive Officer and Director
Laurie J. Norman	45	Secretary / Treasurer and Director
Jessie Scott Bean	52	Director

___________________________

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

Currently, there is no arrangement, agreement or understanding between management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of our affairs. Present management openly accepts and appreciates any input or suggestions from stockholders. However, the Board of Directors is elected by the stockholders and the stockholders have the ultimate say in who represents them on the Board. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors are acting on behalf of, or will act at the direction of any other person.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own greater than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To the best of our knowledge, based solely on a review of the copies of such reports furnished to us, all reports under Section 16(a) required to be filed by its directors, executive officers and greater than 10% beneficial owners were timely filed as of the date of this filing.

Code of Ethics

We currently do not have a code of ethics. During the current fiscal year, we do intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Item 10.	Executive Compensation

The following discussion addresses any and all compensation awarded to, earned by or paid to our named executive officers for the fiscal years ended December 31, 2006 and 2007. We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. Both production and marketing are the responsibility of George Norman. We anticipate that during 2007 Mr. Norman will devote a minimum of 20 hours per week to our business. Laurie Norman, our Secretary / Treasurer, continues to assists Mr. Norman when needed as an office manager.

We have not paid any salaries or other compensation to officers or directors for their service on the Board of Directors for the years ended December 31, 2006 and 2007. Further, we have not entered into an employment agreement with any officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that directors will defer any compensation until such time as business operations provide sufficient cash flow to provide for salaries. As of the date hereof, no person has accrued any compensation.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, to the best of our knowledge, as of March 7, 2008, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership	of Class(1)
Alewine Limited Liability Company (2)	1,863,475	72%

1390 South 1100 East Ste. 204

Salt Lake City, UT 84105

Jessie Scott Bean	20,000	1%

8313 Aspenbrook

Las Vegas, NV 89145

All directors and officers as	1,883,475	73%

a group (3 persons)

*	Director and/or executive officer

Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)	Based upon 2,583,750 shares of common stock outstanding on March 7, 2008.

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

Item 13.	Exhibits

(a)	Exhibits

Exhibit No.	Exhibit Name
3.1*	Articles of Incorporation (Nevada)
3.2*	By-Laws of Registrant
4.1*	Instrument defining rights of holders (See Exhibit No. 3.1, Articles of Incorporation)
10.1**	Promissory Note
21.1*	Subsidiaries
31.1	Certification of C.E.O Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

*	Included as exhibit to Form 10-SB filed March 30, 2006.
**	Included as Exhibit to Amendment No. 1 to Form 10-SB/A filed August 22, 2006

Item 14.	Principal Accountant Fees and Services

We do not have an audit committee and as a result our entire Board of Directors performs the duties of an audit committee. Our Board of Directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

We do not have an audit committee and as a result our entire Board of Directors performs the duties of an audit committee. Our Board will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

The aggregate fees billed by our independent auditors, Madsen & Associates, CPA’s Inc., for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2007 and 2006, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ended March 31, June 30 and September 30, 2007 and 2006, were $4,700 for 2007 and $2,670 for 2006.

Audit Related Fees

For the years ended December 31, 2007 and 2006, there were no fees billed for assurance and related services by Madsen & Associates. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2007 and 2006, no fees were billed by Madsen & Associates for tax compliance, tax advice and tax planning.

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

LILM, Inc.

By:/S/ GEORGE I. NORMAN, III

George I. Norman, III

President and C.E.O.

Dated:	March 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

March 14 , 2008
/S/	GEORGE I. NORMAN, III	President, C.E.O. and director
George I. Norman, III	(Principal Accounting Officer)

March 14 , 2008
/S/	LAURIE J. NORMAN	Secretary / Treasurer and Director
Laurie J. Norman

March 14 , 2008

/S/	JESSIE SCOTT BEAN	Director

                Jessie Scott Bean

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2007

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2007

C O N T E N T S

MADSEN & ASSOCIATES, CPA’s INC.                                                          684 East Vine St, # 3

Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors

LILM, INC. and Subsidiary and LIL Marc INC. (predecessor)

Salt Lake City, Utah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of LILM, INC. and Subsidiary and LIL Marc INC. (predecessor) (development stage company) at December 31, 2007, and the consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2007, and 2006 and the period April 22, 1997 (date of inception of predecessor) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LILM, INC. and Subsidiary and LIL Marc INC. (predecessor) at December 31, 2007, and the results of operations, and cash flows for the years ended December 31, 2007 and 2006 and the period April 22, 1997 (date of inception of LIL Marc, INC. (predecessor) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah

February 5, 2008

/s/ Madsen & Associates, CPA’s Inc.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)

CONSOLIDATED BALANCE SHEET

December 31, 2007

Assets
Current Assets

Cash	$226

Total Current Assets	$226

Office Equipment- net of accumulated depreciation	$335

Total Assets	$561

Liabilities & Stockholders' Equity
Current Liabilities

Accounts Payable	$4,514
Accounts Payable- Related Party	$14,797

Total Current Liabilities	$19,311

Stockholders' Equity

Common Stock
25,000,000 shares authorized at $0.001 par value;
2,583,750 shares issued and outstanding	$2,584
Capital in excess of par value	$135,111
Accumulated deficit during development stage	-156,445

Total Stockholders' Equity	($18,750)

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

For the Years Ended December 31, 2007 and 2006 and the Period

April 22, 1997 (date of inception of LIL Marc, Inc. (predecessor)) to December 31, 2007

	Dec. 31, 2007	Dec. 31, 2006	Apr. 22, 1997
			to Dec. 31, 2007

Revenues	$1,693	$2,984	$19,411

Expenses

Administrative	20,843	18,157	146,108
Royalties	35	116	116
Depreciation and amortization	696	632	29,632
	21,574	18,805	175,856

Net Loss	-19,881	-15,821	-156,445

Net Loss Per Common Share

Basic and dilluted	($0.01)	($0.01)

Average Outstanding Shares

Basic (stated in 1000's)	2,584	2,584

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period December 30, 1999 (date of inception) to December 31, 2007

				Capital in
		Common Stock		Excess of	Accumulated
	Shares		Amount	Par Value	Deficit

Balance December 30, 1999 (predecessor)				51,977	-51,977

Issuance of common shares for cash and
a patent at .0129-December 30, 1999	1,000,000		1,000	11.963
Net operating loss for the year ended
31-Dec-00					-8,867
Inssuance of common shares for cash
at .025-June 27, 2001	800,000		800	19,200
Issuance of common shares for cash
at .025-August 31, 2001	20,000		20	480
Stock offering costs				-375
Capital contribution- related party				100
Net operating loss for the year ended
31-Dec-01					-13,537
Stock offering costs				-2,500
Net operating loss for the year ended
31-Dec-02	763,750		764	60,336	-13,858
Issuance of common shares for cash				-6,070
at .08-February 20, 2003
Stock offering costs
Net operating loss for the year ended
31-Dec-03					-18,081
Net operating loss for the year ended
31-Dec-04					-1,731
Net operating loss for the year ended
31-Dec-05					-12,692
Net operating loss for the year ended
31-Dec-06					-15,821

Balance December 31, 2006	2,583,750		2,584	135,111	-136,564

Net operating loss for the year
ended December 31, 2007					-19,881

Balance December 31, 2007	2,583,750		2,584	135,111	-156,445

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2007 and 2006 and the Period

April 22, 1997 (date of inception of LIL Marc, Inc. (predecessor)) to December 31, 2007

	Dec. 31, 2007	Dec. 31, 2006	Apr. 22, 1997 to
			Dec. 31, 2007
Cash Flows From
Operating Activities

Net Loss	-19,881	-15,821	-156,445

Adjustments to reconcile net loss to
net cash provided by operating activities

Issuance of common stock for expenses			8,700
Depreciation and amortization	696	632	29,482
Changes in acocunts payable	-486	-1,047	126
Contributions to capital- expenses			100

Net Cash Flows Used in Operations	-19,671	-16,236	-118,037

Cash Flows From Investing Activities

Purchase of patent
Purchase office equipment			-28,650
		-194	-2,096
Cash Flows From Financing Activities

Advances from related party	9,000	5,797	14,797
Proceeds from issuance of common stock net of costs			134,212

Net Change in Cash	-10,671	-10,633	226
Cash at Beginning of Period	10,897	21,530

Cash at End of Period	226	10,897	226

NON CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES

Issuance of 922,900 common shares for a patent- 2000			11,963
Contributions to capital- expenses- 2001			100

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

( Development Stage Company )

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

1. ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on December 30, 1999 with authorized common stock of 25,000,000 shares with a par value of $0.001

The principal business activity of the Company is to manufacture and market the “LiL Marc” urinal used in the training of young boys.

During January 2005 the Company organized “LiL Marc, Inc.”, in the state of Utah, and transferred all its assets, liabilities, and operations to LiL Marc Inc. in exchange for all of the outstanding stock of LiL Marc, Inc. for the purpose of continuing the operations in the subsidiary.

“LiL Marc, Inc.” (predecessor) was incorporated under the laws of the state of Nevada on April 22, 1997 for the purpose of marketing and sales of the “Lil Marc” training urinal for use by young boys. The marketing and sales activity was transferred to LILM, Inc. on December 30, 1999.

Included in the these financial statements are the combined statement of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to December 31, 2007.

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

On December 31, 2007, the Company had a net operating loss available for carryforward of $104,468. The income tax benefit of approximately $31,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations. The net operating loss will expire starting in 2021 through 2028.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

( Development Stage Company )

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2007

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

December 31, 2007

Office Equipment

Office equipment consists of computers and is depreciated over three years on the straight method.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. PATENT

The Company acquired a patent, from a related party, for the “LiL Marc” training urinal and was recorded at the predecessor cost, less amortization. The patent was issued on July 16, 1991 and has been fully amortized.

The terms of the acquisition of the patent includes a royalty of $.25, due to the inventor, on the sale of each training urinal.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 73% of the outstanding common stock of the Company and have made demand, no interest, loans to the Company of $14,797.

5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short term loans from an officer-director, and additional equity investment, which will enable the Company to continue operations for the coming year.