Form 10-Q
period 2008-03-31
LILM, INC.
filed 2008-05-14
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-51872

LILM, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0645394
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1390 South 1100 East # 204, Salt Lake City, Utah  84105-2463

(Address of principal executive offices)

(801) 322-0253

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                 Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	[X	]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                   Yes No X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of April 30, 2008

Common Stock, $0.00001 par value	2,583,750

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4(T).	Controls and Procedures	12

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Securities Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures	14

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of LILM, Inc. at March 31, 2008 and December 31, 2007 (audited), related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2008 and 2007 and the period April 22, 1997 (date of inception of predecessor) to March31, 2007, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2008, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008 or any other subsequent period.

LILM, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2008 and December 31, 2007

LILM, INC, and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED BALANCE SHEETS -unaudited
March 31, 2008 and December 31, 2007

		Mar. 31	Dec. 31,
		2008	2007
Assets
Current Assests

Cash		$ 44	$ 226

Total Current Assets		44	226

Office Equipment -	net of accumulated depreciation	161	335

Total Assets		$205	$561

Liabilities & Stockholders' Equity
Current Liabilities

Accounts Payable		$ 4,500	$ 4,514
Accounts Payable - Related Party		17,897	14,797

Total Current Liabilities		22,397	19,311

Stockholders' Equity

Common Stock
25,000,000 shares authorized at $0.001 par value;
2,583,750 shares issued and outstanding		2,584	2,584
Capital in excess of par value		135,111	135,111
Accumulated deficit during development stage		(159,887)	(156,445)

Total Stockholders' Equity		(22,192)	(18,750)

		$ 205	$ 561

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited
For the Three Months Ended March 31, 2008 and 2007 and the
Period April 22, 1997 (date of inception of predecesor) to March 31, 2008

	March 31, 2008	March 31, 2007	April 22, 1997
			to Mar 31, 2008

Revenues	$ 133	$ 476	$ 19,544

Expenses

Administrative	3,400	4,832	149,508
Royalties	1	21	117
Depreciation and amortization	174	174	29,806
	3,575	5,027	179,431

Net Loss	-3,442	-4,551	-159,887

Net Loss Per Common Share

Basic and dilluted	$ -	$ -

Average Outstanding Shares

Basic (stated in 1000's)	2,584	2,584

The accompanying notes are an integral part of these financial statements.

LILM, INC, and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited
For the Three Months Ended March 31, 2008 and 2007 and the
Period April 22, 1997 (date of inception of predecessor) to March 31, 2008

	Mar. 31,	Mar. 31,	Apr 22, 1997 to
	2008	2007	Mar. 31, 2008
Cash Flows From
Operating Activities

Net Loss	($3,442)	($4,551)	($159,887)

Adjustments to reconcile net loss to
net cash provided by operating activities

Issuance of common stock for expenses	-	-	8,700
Depreciation and amortization	174	174	29,656
Changes in accounts payable	(14)	-	112
Contributions to capital- expenses	-	-	100

Net Cash Flows Used in Operations	(3,282)	(4,377)	(121,319)

Cash Flows From Investing Activities

Purchase of patent	-	-	(28,650)
Purchase office equipment	-	-	(2,096)

Cash Flows From Financing Activities

Advances from related party	3,100	-	17,897
Proceeds from issuance of common stock net of costs	-	-	134,212

Net Change in Cash	(182)	(4,377)	44
Cash at Beginning of Period	226	10,897	-

Cash at End of Period	$ 44	$ 6,520	$ 44

NON CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES

Issuance of 922,900 common shares for a patent- 2000			$ 11,963
Contributions to capital- expenses- 2001			100

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC.  (predecessor)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2008

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

Included in the following financial statements are the combined statement of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to March 31, 2008.

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

On March 31, 2008, the Company had a net operating loss available for carryforward of $107,910. The income tax benefit of approximately $ 32,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations. The net operating loss will expire starting in 2021 through 2028.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

( Development Stage Company )

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2008

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

March 31, 2008

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 73% of the outstanding common stock of the Company and have made demand, no interest, loans to the Company of $17,897.

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

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Results of Operations

We are a development stage company with minimal cash assets and limited operations and revenue. Ongoing operating expense, including the costs associated with the preparation and filing of our registration statement and periodic reports, have been paid for by (I) the net proceeds of $55,030 (after deducting offering costs) from our stock offering in 2002; and (ii) from advances from a stockholder. A total of $17,897 has been advanced by Alewine Limited Liability Company, a 73% stockholder that is managed by our President, George I. Norman, III. The debt is evidenced by a promissory note that is payable upon demand with a provision that an interest rate of 10% would be charged on any outstanding balance not paid when due.

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

Results of Operations

During the three month period ended March 31, 2008, we realized revenues of $133 compared with $476 for the three month period ended March 31, 2007. Revenues for the 2008 period were the result of Internet retail and wholesale orders, which decreased 72% for the first quarter. Revenues for the 2007 period were also from internet retail and wholesale orders. The first quarter decrease was due to a 70% decrease in retail orders and a 72 % decrease in wholesale orders.

Total expenses were $3,575 for the first quarter of 2008 compared to $5,027 for the corresponding period 2007 period. Expenses during the first quarter of 2008 were primarily for administrative expenses, which decreased 28% for the first quarter. The first quarter decrease was primarily attributed to an 30% decrease in general operating expenses , due to the timing of payments and varying monthly charges.

The net loss for the first quarter of 2008 was $3,442 compared with a net loss of $4,551 for the first quarter of 2007. The decrease in net loss is due to a 30% decrease in general operating expenses, which included a 13% ( $350) decreased in accounting fees and a 10% increase in depreciation expense and a 31% increase in royalty payments.

Liquidity and Capital Resources

At March 31, 2008 and December 31, 2007, we had total assets consisting of cash and office equipment of $205 and $561, respectively. Total liabilities at March 31, 2008 and December 31, 2007were $22,397 and $19,311 respectively. Total liabilities at March 31, 2008 consisted of $4,500 for legal fees and a demand note in the amount of $17,897 issued to a private limited liability company owned by two directors, George Norman and Laurie Norman . The note is payable upon demand and does not bear an interest rate. If a portion of the principal is not paid when due then the note will bear an interest rate of 10% per annum.

Because we currently have only minimal revenues and limited cash reserves, we anticipate that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product. There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy its cash needs. At December 31, 2007, we had cash on hand of $226, working capital of a negative $19,085 and total stockholders’ equity of a negative $18,750. At March 31, 2008, we had cash on hand of $44 working capital of a negative $22,353 and total stockholders’ equity of a negative $22,192.

In the opinion of management, inflation has not and will not have a material effect on the ongoing operations of the Company.

Plan of Operation

During the next 12 months, we plan to continue to focus on improving our website found at http://LiLMarc dot com and http://Boyspottytraining dot .com. Anticipated improvements include simplifying the ordering process, improving the appearance and layout of the website, and making changes to the website that would increase impulse purchases. We will also continue to focus on improving our relationships with resellers who sell our product on their websites and on engaging new website hosts for the product. We anticipate that this can be accomplished through individual calls and E-mails to the website hosts. Additionally, we are committed to the production of additional stands when sale of more than 500 LiL Marcs is achieved. Because we lack immediate requisite funds, it may be necessary to rely on advances from directors and/or stockholders, although we have no firm commitment from anyone to advance future funds. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, our directors will defer any compensation until such time as business warrants the payment of such.

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

Because we rely on others for production of our product, we do not anticipate making any significant capital expenditures for new equipment or other assets during 2008. If additional equipment does become necessary, we believe that we may have to seek outside financing to acquire the equipment or assets.

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

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Forward-Looking and Cautionary Statements

This report includes "forward-looking statements" that may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend” and similar expressions are intended to identify forward-

looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause its actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

●	the ability to maintain current business and, if feasible, expand the marketing of products;

●	the ability to attract and retain new individual and retail customers;

●	the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;

●	uncertainties involved in the rate of growth of business and acceptance of the Company’s product and;

●	anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;

●	future capital requirements and our ability to satisfy its needs;

●	general economic conditions.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 4(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2008. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.	Risk Factors

This item is not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.	Defaults Upon Senior Securities

This Item is not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

This Item is not applicable.

Item 5.	Other Information

This Item is not applicable.

Item 6.	Exhibits

Exhibit 31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LILM, INC.

Date: May 14, 2008	By: /S/__	GEORGE I. NORMAN, III
George I. Norman, III

President, C.E.O. and Director

(Principal Accounting Officer)