Form 10KSB/A
period 2007-12-31
LILM, INC.
filed 2008-08-07
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $ 70,027 (Based on bid price $0.10 per share)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 6, 2008

Common Stock, Par Value
$0.001 par value	2,583,750

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 14.

Transitional Small Business Disclosure Format.	Yes [	]	No [ X ]

LILM, INC.

TABLE OF CONTENTS

Page

Explanatory Note	3

PART II

Item 8A.	Controls and Procedures	3

PART III

Item 13.	Exhibits	4

Signatures	5

EXPLANATORY NOTE

This Amendment No. 1 to LILM, Inc.’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007, filed with the SEC on March 18, 2008, is being filed solely to revise disclosure included under Item 8A, Controls and Procedures. Except with respect to the referenced revision, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-KSB or modify or update those disclosures affected by subsequent events.

PART II

Item 8A.	Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and a person who performs the functions of the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART III

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

LILM, Inc.

By:/S/ GEORGE I. NORMAN, III

George I. Norman, III

President and C.E.O.

Dated:	August 7, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

August 7, 2008
/S/	GEORGE I. NORMAN, III	President, C.E.O. and director
George I. Norman, III	(Principal Accounting Officer)

August 7, 2008
/S/	LAURIE J. NORMAN	Secretary / Treasurer and Director
Laurie J. Norman

August 7, 2008

/S/	JESSIE SCOTT BEAN	Director
Jessie Scott Bean