Form 10-Q
period 2008-06-30
LILM, INC.
filed 2008-08-13
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                               Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 11, 2008

Common Stock, $0.00001 par value	2,583,750

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheets of LILM, Inc., and Subsidiary and LiL Marc, Inc. (predecessor) (development stage company) as of June 30, 2008 and December 31, 2007, related unaudited statements of income and cash flows for the six months ended June 30, 2008 and 2007and the period April 22, 1997 (date of inception of predecessor) to June 30, 2008, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2008, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008 or any other subsequent period.

LILM, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2008 and December 31, 2007

LILM, INC, and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)

CONSOLIDATED BALANCE SHEETS -unaudited

June 30, 2008 and December 31, 2007

		June 30,	Dec. 31,
		2008	2007
Assets
Current Assests

Cash		$ 237	$ 226

	Total Current Assets	237	226

Office Equipment-	net of accumulated depreciation	-	335

	Total Assets	$237	$561

Liabilities & Stockholders' Equity
Current Liabilities

Accounts Payable		$ 5,131	$ 4,514
Accounts Payable- Related Party		18,947	14,797

	Total Current Liabilities	24,078	19,311

Stockholders' Equity

Common Stock
25,000,000 shares authorized at $0.001 par value;
2,583,750 shares issued and outstanding		2,584	2,584
Capital in excess of par value		135,111	135,111
Accumulated deficit during development stage		(161,536)	(156,445)

	Total Stockholders' Equity	(23,841)	(18,750)

		$ 237	$ 561

The accompanying notes are an integral part of these financial statements.

LILM, INC, and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited

For the Three and Six Months Ended June 30, 2008 and 2007 and the

Period April 22, 1997 (date of inception of predecesor) to June 30, 2008

		Three	Months	Six	Months
		June 30	June 30	June 30	June 30	April 22, 1997
		2008	2007	2008	2007	to June 30, 2008

Revenues		$498	$558	$631	$1,034	$20,042

Expenses

	Administrative	1,980	4,808	5,380	9,640	151,488
	Royalties	6	-	7	21	123
	Depreciation and amortization	161	174	335	348	29,967
		2,147	4,982	5,722	10,009	181,578

Net Loss		($1,649)	($4,424)	($5,091)	($8,975)	($161,536)

Net Loss Per Common Share

	Basic and dilluted	$ -	$ -	$ -	$ -

Average Outstanding Shares

	Basic (stated in 1000's)	2,584	2,584	2,584	2,584

The accompanying notes are an integral part of these financial statements.

LILM, INC, and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited

For the Six Months Ended June 30, 2008 and 2007 and the

Period April 22, 1997 (date of inception of predecessor) to June 30, 2008

	Jun 30,	Jun 30,	Apr 22, 1997 to
	2008	2007	Jun 30, 2008
Cash Flows From
Operating Activities

Net Loss	($5,091)	($8,975)	($161,536)

Adjustments to reconcile net loss to
net cash provided by operating activities

Issuance of common stock for expenses	-	-	8,700
Depreciation and amortization	335	348	29,817
Changes in accounts payable	617	(5,000)	743
Contributions to capital- expenses	-	-	100

Net Cash Flows Used in Operations	(4,139)	(13,627)	(121,176)

Cash Flows From Investing Activities

Purchase of patent	-	-	(28,650)
Purchase office equipment	-	-	(2,096)

Cash Flows From Financing Activities

Advances from related party	4,150	3,900	18,947
Proceeds from issuance of common stock net of costs	-	-	134,212

Net Change in Cash	11	(9,727)	237
Cash at Beginning of Period	226	10,897	-

Cash at End of Period	$ 237	$ 1,170	$ 237

NON CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES

Issuance of 922,900 common shares for a patent- 2000	$ 11,963
Contributions to capital- expenses- 2001	100

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
( Development Stage Company )
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

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

Included in the following financial statements are the combined statement of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to June 30, 2008.

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

On June 30, 2008, the Company had a net operating loss available for carryforward of $109,559. The income tax benefit of approximately $32,868 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations. The net operating loss will expire starting in 2021 through 2028.

                                       LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

( Development Stage Company )
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008

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
June 30, 2008

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 73% of the outstanding common stock of the Company and have made demand, no interest, loans to the Company of $18,947.

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

IItem 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

We are a development stage company with minimal cash assets and limited operations and revenue. Ongoing operating expense, including the costs associated with the preparation and filing of our registration statement and periodic reports, have been paid for by (i) the net proceeds of $55,030 (after deducting offering costs) from our stock offering in 2002; and (ii) from advances from a stockholder. A total of $18,947 has been advanced by Alewine Limited Liability Company, a 73% stockholder that is managed by our President, George I. Norman, III. The debt is evidenced by a promissory note that is payable upon demand with a provision that an interest rate of 10% would be charged on any outstanding balance not paid when due.

It is anticipated that we will require approximately $20,000 over the next 12 months to fund operations and to maintain our corporate viability. If we are unable to generate sufficient revenues, we may have to rely on funds from credit lines, directors and/or stockholders in the future. There can be no assurance that we will be able to secure necessary funds from outside sources or that our directors or stockholders will commit to provide additional funds to us.

Results of Operations

During the second quarter ended June 30, 2008, we realized revenues of $498 compared with $558 for the second quarter ended June 30, 2007, a decrease of 11% for the 2008 period. This decrease in revenues was due to a 57% decrease in retail orders, partially offset by a 40% increase in wholesale orders.

Total expenses were $2,147 for the second quarter of 2008 compared to $4,982 for the corresponding 2007 period, a decrease of 57% for the 2008 period. Expenses during the second quarter of 2008 were primarily for administrative expenses, which decrease 59% ($2,828) for the second quarter. The second quarter decrease in administrative expenses was primarily attributed to a 60% decrease ($881) in professional fees and a 61% decrease ($1,041) in filing fees. During this same period, we had a 72% decrease ($600) in rent and storage payments due to the timing of the payments and the varying monthly charges.

The net loss for the second quarter of 2008 was $1,649 compared with a net loss of $4,424 for the second quarter of 2007, a decrease of 63% for the 2008 period. The decrease in net loss during the second quarter of 2008 was due to a 57% decrease ($2,835) in general operating expenses, which included a 7% decrease ($13) in depreciation expenses.

During the six month period ended June 30, 2008, we realized revenues of $631 compared with $1,034 for the six month period ended June 30, 2007. This was a decrease of 39% for the 2008 period. Revenues for both six month periods were the result of internet retail and wholesale orders. The decrease in revenues during the first six months of 2008 was due to a 63% decrease in retail orders and a 8% decrease in wholesale orders.

Total expenses were $5,722 for the six month period ended June 30, 2008 compared to $10,009, for the corresponding 2007 period, a decrease of 44% for the 2008 period. Expenses during the 2008 period were primarily for administrative expenses, which decreased 44% ($4,260) primarily due to a 30% decrease ($1,256) in professional fees and a 57% decrease ($1,041) in filing fees associated with filing our registration statement with the SEC. Also during this same period, we had a 65% decrease ($1,100) in rent and storage payments due to the timing of the payments and varying monthly charges and a 55% decrease ($237) in telephone and fax due to reduction in internet sales.

The net loss for the first six months of 2008 was $5,091 compared with a net loss of $8,975 for the first six months of 2007, a decrease of 43% for the 2008 period. The decreased net loss during the first half of 2008 was due to the 44 % decrease ($4,260) in administrative expenses, 66% decrease ($14) in royalty expenses and 3% decrease in depreciation expenses.

Liquidity and Capital Resources

At June 30, 2008 and December 31, 2007, we had total assets consisting of cash and office equipment of $237 and $561, respectively. Total liabilities at June 30, 2008 and December 31, 2007were $24,078and $19,311 respectively. Total liabilities at June 30, 2008 consisted of $4,500 for legal fees, $625 in accounting fees, $6 in royalty payments and a demand note in the amount of $18,947 issued to a private limited liability company owned by two directors, George Norman and Laurie Norman . The note is payable upon demand and does not bear an interest rate. If a portion of the principal is not paid when due then the note will bear an interest rate of 10% per annum.

Because we currently have only minimal revenues and limited cash reserves, it anticipates that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product. There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy cash needs. At December 31, 2007, we had cash on hand of $226, working capital of a negative $19,085 and total stockholders’ equity of a negative $18,750. At June 30, 2008, we had cash on hand of $237 working capital of a negative $23,841 and total stockholders’ equity of a negative $23,841.

In the opinion of management, inflation has not and will not have a material effect on the ongoing operations of the Company.

Plan of Operation

During the next 12 months, we plan to continue to focus on improving our website found at http://LiLMarc dot com and http://Boyspottytraining dot com. Anticipated improvements include simplifying the ordering process, improving the appearance and layout of the website, and making changes to the website that would increase impulse purchases. We will also continue to focus on improving our relationships with resellers who sell our product on their websites and on engaging new website hosts for the product. We anticipate that this can be accomplished through individual calls and E-mails to the website hosts. Additionally, we are committed to the production of additional stands when sale of more than 500 LiL Marcs is achieved. Because we lack immediate requisite funds, it may be necessary to rely on advances from directors and/or stockholders, although we have no firm commitment from anyone to advance future funds. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, our directors will defer any compensation until such time as business warrants the payment of such.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2008. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LILM, INC.

Date: August 13, 2008	By: George I. Norman, III
George I. Norman, III

President, C.E.O. and Director

(Principal Accounting Officer)