Form 10KSB/A
period 2007-12-31
LILM, INC.
filed 2008-09-18
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $ 70,027 (Based on bid price $0.10 per share on September 15, 2008)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of September 15, 2008

Common Stock, Par Value
$0.001 par value	2,583,750

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 14.

Transitional Small Business Disclosure Format.	Yes [	]	No [ X ]

LILM, INC.

TABLE OF CONTENTS

Page

Explanatory Note	3

PART II

Item 8A(T).	Controls and Procedures	3

PART III

Item 13.	Exhibits	4

Signatures	5

EXPLANATORY NOTE

This Amendment No. 2 to LILM, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (filed March 18, 2008) and Amendment No. 1 to that Form 10-KSB (filed August 7, 2008), is being filed solely to revise disclosure included under Item 8A, Controls and Procedures. Except with respect to the referenced revision, this Amendment No. 2 does not reflect events occurring after the filing of the original Form 10-KSB or Amendment No. 1 thereto, or modify or update those disclosures affected by subsequent events.

PART II

Item 8A(T).	Controls and Procedures

The President of LILM acts both as our chief executive officer and principal accounting officer and is responsible for establishing and maintaining disclosure controls and procedures for the company.

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of management, George I. Norman, III, acting as our chief executive officer and principal accounting officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2007.

Based on this evaluation, our chief executive officer and principal accounting officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and principal accounting officer, in a manner that allowed for timely decisions regarding required disclosure. Our conclusion is premised on the following reason:

We overlooked the inclusion of our “Management’s Annual Report on Internal Control over Financial Reporting” in our initial Annual Report filed on Form 10-KSB for the year ended December 31, 2007 and amendment no. 1 to that report and, as a result, we have determined that we had a material weakness in our ability to determine certain changes in the laws that affect our disclosure obligations.

In light of the above weakness, we are developing a plan to ensure that we are aware of changes in the laws that affect our disclosure obligations, to ensure that all information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported accurately and timely. As of the date of this amended report, we have taken the following steps to address the material weakness in our disclosure controls and procedures:

1.   Before each report is prepared, we will review the SEC’s website (www.sec.gov) in an effort to determine any recent changes in the laws affecting our disclosure obligations; and

2.   As each report is prepared, we will discuss with our independent consultants, who assist us in the preparation of the reports and financial statements included within the reports, whether they are aware of any recent changes in the laws affecting our disclosure obligations.

The remainder of our plan involves seeking additional training of existing personnel in the area of SEC reporting issues and/or, to the extent deemed necessary, the possible hiring of personnel or outside consultants who are familiar and conversant with SEC reporting issues. We also plan to allot sufficient time and resources to conduct management’s review of internal control over financial reporting prior to the end of the fiscal year ending December 31, 2008 and to timely file our “Management’s Report on Internal Control Over Financial Reporting” in our Annual Report on Form 10 for the year ending December 31, 2008

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our chief executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based upon this evaluation, our management, including the chief executive officer and principal accounting officer, has concluded that our internal controls over financial reporting were ineffective as of December 31, 2007, due to our failure to include the “Management’s Annual Report on Internal Control over Financial Reporting” in our Annual Report.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended December 31, 2007, there were no changes in our internal controls over financial reporting that we believe could materially affect, or is reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC.

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

LILM, Inc.

By:/S/ GEORGE I. NORMAN, III

George I. Norman, III President and C.E.O

Dated:	September 17, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

September 17, 2008
/S/	GEORGE I. NORMAN, III	President, C.E.O. and director
George I. Norman, III	(Principal Accounting Officer)

September 17, 2008
/S/	LAURIE J. NORMAN	Secretary / Treasurer and Director
Laurie J. Norman

September 17, 2008

/S/	JESSIE SCOTT BEAN	Director
Jessie Scott Bean