Form 10-Q
period 2008-09-30
LILM, INC.
filed 2008-11-14
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                               Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 12, 2008

Common Stock, $0.001 par value	2,583,750

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4(T).	Controls and Procedures	14

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Securities Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures	17

PART I

Item 1.	Financial Statements

The accompanying unaudited balance sheets of LILM, Inc., and Subsidiary and LiL Marc, Inc. (predecessor) (development stage company) as of September 30, 2008 and December 31, 2007, related unaudited statements of income and cash flows for the nine months ended September 30, 2008 and 2007and the period April 22, 1997 (date of inception of predecessor) to September 30, 2008, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the our December 31, 2007 audited financial statements. Operating results for the period ended September 30, 2008, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008 or any other subsequent period.

LILM, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2008 and December 31, 2007

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)

CONSOLIDATED BALANCE SHEETS - unaudited

For the Three and Nine Months Ended September 30, 2008 and 2007 and the

Period April 22, 1997 (date of inception of predecesor) to September 30, 2008

		September 30,	December 31,
		2008	2007
Assests
Current Assests

Cash		$ 59	$ 226

	Total Current Assets	59	226

Office Equipment-	net of accumulated depreciation	-	335

	Total Assets	$ 59	$ 561

Liabilities & Stockholders' Equity
Current Liabilities

Accounts Payable		$ 6,712	$ 4,514
Accounts Payable- Related Party		21,003	14,797

	Total Current Liabilities	27,715	19,311

Stockholders' Equity

Common Stock
25,000,000 shares authorized at $0.001 par value;
2,583,750 shares issued and outstanding		2,584	2,584
Capital in excess of par value		135,111	135,111
Accumulated deficit during development stage		(165,351)	(156,445)

	Total Stockholders' Equity	(27,656)	(18,750)

		$ 59	$ 561

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited

For the Three and Nine Months Ended September 30, 2008 and 2007 and the

Period April 22, 1997 (date of inception of predecesor) to September 30, 2008

	Three	Months	Nine	Months
	Sept 30	Sept 30	Sept 30	Sept 30	April 22, 1997
	2008	2007	2008	2007	to Sept 30, 2008

Revenues	$ 446	$ 324	$ 1,077	$ 1,358	$20,488

Expenses

Administrative	4,254	4,082	9,635	13,721	155,743
Royalties	6	-	13	21	129
Depreciation and amortization	-	174	335	523	29,967
	4,261	4,256	9,983	14,265	185,839

Net Loss	($3,815)	($3,932)	($8,906)	($12,907)	($165,351)

Net Loss Per Common Share

Basic and diluted	$ -	$ -	$ -	$ -

Average Outstanding Shares

Basic (stated in 1000's)	2,584	2,584	2,584	2,584

The accompanying notes are an integral part of these financial statements.

LILM, INC, and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited

For the Nine Months Ended September 30, 2008 and 2007 and the

Period April 22, 1997 (date of inception of predecessor) to September 30, 2008

	Sept 30,	Sept 30,	Apr 22, 1997 to
	2008	2007	Sept 30, 2008
Cash Flows From
Operating Activities

Net Loss	($8,906)	($12,907)	($165,351)

Adjustments to reconcile net loss to
net cash provided by operating activities

Issuance of common stock for expenses	-	-	8,700
Depreciation and amortization	335	523	29,817
Changes in accounts payable	2,198	(5,000)	2,324
Contributions to capital- expenses	-	-	100

Net Cash Flows Used in Operations	(6,373)	(17,384)	(124,410)

Cash Flows From Investing Activities

Purchase of patent	-	-	(28,650)
Purchase office equipment	-	-	(2,096)

Cash Flows From Financing Activities

Advances from related party	6,206	7,700	21,003
Proceeds from issuance of common stock net of costs	-	-	134,212

Net Change in Cash	(167)	(9,684)	59
Cash at Beginning of Period	226	10,897	-

Cash at End of Period	$ 59	$ 1,213	$ 59

NON CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES

Issuance of 922,900 common shares for a patent- 2000	$ 11,963
Contributions to capital- expenses- 2001	100

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

( Development Stage Company )

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2008

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

Included in the following financial statements are the combined statement of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to September 30, 2008.

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

On September 30, 2008, the Company had a net operating loss available for carryforward of$113,374. The income tax benefit of approximately $34,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations. The net operating loss will expire starting in 2021 through 2029.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

( Development Stage Company )

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2008

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

September 30, 2008

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 73% of the outstanding common stock of the Company and have made demand, no interest, loans to the Company of $21,003.

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

We are a development stage company with minimal cash assets and limited operations and revenue. Ongoing operating expense, including the costs associated with the preparation and filing of our registration statement and periodic reports, have been paid for by (i) the net proceeds of $55,030 (after deducting offering costs) from our stock offering in 2002; and (ii) from advances from a stockholder. A total of $21,003 has been advanced by Alewine Limited Liability Company, a 73% stockholder that is managed by our President, George I. Norman, III. The debt is evidenced by a promissory note that is payable upon demand with a provision that an interest rate of 10% would be charged on any outstanding balance not paid when due.

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

Results of Operations

During the third quarter ended September 30, 2008, we realized revenues of $446 compared with $324 for the third quarter ended September 30, 2007, an increase of 38% for the 2008 period. This increase in revenues was due to a 110% increase ($186) in wholesale orders offset by a 27% decrease ($35) in retail orders.

Total expenses were $4,261 for the third quarter of 2008 compared to $4,256 for the corresponding 2007 period, an increase of .1% for the 2008 period. Expenses during the third quarter of 2008 were primarily for administrative expenses, which increase 4% for the third quarter. The third quarter increase in administrative expenses was primarily attributed to a 670% increase ($1,675) in rent and storage due to accrued invoicing and varying monthly charges. During this same period, we had a 34% decrease ($903) in general operating expenses and a 49% decrease ($600) in professional fees.

During the nine month period ended September 30, 2008, we realized revenues of $1,077 compared with $1,358 for the nine month period ended September 30, 2007. This decrease in revenues for nine month period of 2008 was due to a 58% decrease ($381) in retail orders offset by a 14% increase ($100) in wholesale orders. Revenues for both nine month periods were the result of internet retail and wholesale orders.

Total expenses were $9,983 for the nine month period ended September 30, 2008 compared to $14,265, for the corresponding 2007 period, a decrease of 30% for the 2008 period. Expenses during the 2008 nine month period were primarily for administrative expenses, which decreased 30% ($4,086), primarily due to a 34% decrease ($3,555) in professional fees, and a 56% decrease ($3,555) in general operating expenses. Also during this same period, we had a 69% increase ($1,325) in rent and storage payments due to accrued invoicing and varying monthly charges.

The net loss for the third quarter of 2008 was $3,815 compared with a net loss of $3,932 for the third quarter of 2007, a decrease of 2% for the 2008 period. The decrease in net loss during the third quarter of 2008 was due to a 34% decrease ($903) in general operating expenses, a 49% decrease ($600) in professional fees, and a 174% ($174) decrease in depreciation expenses.

The net loss for the first nine months of 2008 was $8,906 compared with a net loss of $12,907 for the first nine months of 2007, a decrease of 31% for the 2008 period. The decreased net loss during the first nine months of 2008 was due to the 30 % decrease ($4, 086) in administrative expenses, 38% decrease ($8) in royalty expenses and 36% ($188) decrease in depreciation expenses.

Liquidity and Capital Resources

At September 30, 2008 and December 31, 2007, we had total assets consisting of cash and office equipment of $59 and $561, respectively. Total liabilities at September 30, 2008 and December 31, 2007were $27,715 and $19,311 respectively. Total liabilities at September 30, 2008 consisted of $4,500 for legal fees, $2,200 in rent and storage fees, $12 in royalty payments and a demand note in the amount of $21,003 issued to a private limited liability company owned by two directors, George Norman and Laurie Norman . The note is payable upon demand and does not bear an interest rate. If a portion of the principal is not paid when due then the note will bear an interest rate of 10% per annum.

Because we currently have only minimal revenues and limited cash reserves, it anticipates that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product. There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy its cash needs. At December 31, 2007, we had cash on hand of $226, working capital of a negative <$19,085> and total stockholders’ equity of a negative <$18,750.> At September 30, 2008, we had cash on hand of $59 working capital of a negative <$27,656> and total stockholders’ equity of a negative <$27,656.>.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective, except for those events discussed below.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2008. Based on its evaluation, management, including the chief executive officer and principal accounting officer, initiated certain changes in our internal control over financial reporting during the third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Based on the evaluation by our chief executive officer and principal accounting officer, we concluded that, as of the end of our fiscal year ended December 31, 2007, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports we submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. We also concluded that such information was not accumulated and communicated to our chief executive officer and principal accounting officer, in a manner that allowed for timely decisions regarding required disclosure. Our conclusion is premised on the following reason:

We overlooked the inclusion of our “Management’s Annual Report on Internal Control over Financial Reporting” in our initial Annual Report filed on Form 10-KSB for the year ended December 31, 2007 and Amendment no. 1 to that report and, as a result, we have determined that we had a material weakness in our ability to determine certain changes in the laws that affect our disclosure obligations.

In light of the above weakness, during the third quarter of 2008 we developed a plan to ensure that we are aware of changes in the laws that affect our disclosure obligations, to ensure that all information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported accurately and timely. Accordingly, we have taken the following steps to address the material weakness in our disclosure controls and procedures:

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

The remainder of our plan involves seeking additional training of existing personnel in the area of SEC reporting issues and/or, to the extent deemed necessary, the possible hiring of personnel or outside consultants who are familiar and conversant with SEC reporting issues. We also plan to allot sufficient time and resources to conduct management’s review of internal control over financial reporting prior to the end of the fiscal year ending December 31, 2008 and to timely file our “Management’s Report on Internal Control Over Financial Reporting” in our Annual Report on Form 10-K for the year ending December 31, 2008.

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

LILM, INC.

Date: November 14, 2008	By: /S/	GEORGE I. NORMAN, III

George I. Norman, III
President, C.E.O. and Director (Principal Accounting Officer)