Form 10-K
period 2008-09-30
LILM, INC.
filed 2009-03-31
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

[	]	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number: 000-51872

LILM, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0645394
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1390 South 1100 East # 204, Salt Lake City, Utah 84105-2463

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:	(801) 322-0253

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]	No [	]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [ ] No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2008, the last business day of the registrant’s most recently completed second quarter, was $70,027. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2008 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 26, 2009 was 2,583,750.

DOCUMENTS INCORPORATED BY REFERENCE

      A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

LILM, Inc.

TABLE OF CONTENTS

Page

PART I

Item 1.	Business	3

Item 1A.	Risk Factors	7

Item 1B.	Unresolved Staff Comments	9

Item 2.	Properties	9

Item 3.	Legal Proceedings	9

Item 4.	Submission of Matter to a Vote of Security Holders	9

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities	10

Item 6.	Selected Financial Data	11

Item 7.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	12

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 8.	Financial Statements and Supplementary Data	16

Item 9.	Changes in and Disagreements with Accountants on Accounting and \
Financial Disclosure	16

Item 9A(T).	Controls and Procedures	16

Item 9B	Other Information	17

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	17

Item 11.	Executive Compensation	18

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters	19

Item 13.	Certain Relationships and Related Transactions and Director Independence	19

Item 14.	Principal Accounting Fees and Services	19

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	20

Signatures	31

PART I

Item 1.	Business.

Business Development

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

On February 25, 2005, we submitted a subsequent Patent Assignment to the United Sates Patent Office conveying the patent rights to our wholly owned subsidiary, LiL Marc, Inc. (Utah). In connection with the assignment of the patent, LiL Marc, Inc. (Utah) will pay to James Curt McKiney, the inventor of the LiL Marc training urinal, an ongoing royalty of $0.25 per urinal sold, due each year on March 31 beginning in 2005. As of December 31, 2008, a total of $108.00 in royalty payments have been paid to the inventor.

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

Current Business Activities

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

The arrangement with Blow Molded Products consists of our submitting a purchase order and payment terms are discussed at the time of the order. All orders are FOB shipping point with shipping and delivery arranged by us. We are required to provide a production ready mold. Each order includes the standard terms and conditions concerning any individual order. We do not have a formal contract with Blow Molded Products other than individual purchase orders.

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

Marketing

The LiL Marc, it is marketed through our websites at www.LiLMarc[dot]com and www.BoysPottyTraining[dot]com The LiL Marc is also represented on several other websites that specialize in the marketing of potty training products for boys, which enhances the visibility of the product. Currently these resellers include PottyTrainingSolutions.com, PottyTrainingConcepts.com, ZipBaby.com and Babybungalow.com. We have realized only nominal international sales.

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

Facilities

Our facilities consist of a corporate general office located at 1390 South 1100 East, #204, Salt Lake City, Utah 84105, consisting of approximately 440 square feet situated in a professional office building with some additional room for product and supply storage. We are conveniently located near a FedEx Kinkos and US Post office for order fulfillment. The facilities shared with the personal offices of our President, Mr. Norman, at a month-to-month base rate of $200 per month plus utilities and storage as needed. Mr. Norman conducts his consulting business and manages his personal investments in the same office facilities and pays an additional $250 per month towards the shared rent. Management believes that the current facilities are adequate for the immediate future. Additionally, we use storage facilities for inventory located at a local mini warehouse facility in the Salt Lake City at a cost of $130 per month. This facility has the capacity to hold approximately 5,000 LiL Marcs.

Industry Segments

No information is presented regarding industry segments. We are presently engaged in the production and marketing of a plastic boys toilet-training device and have no current plans to participate in another business or industry. Reference is made to the statements of income and financial statements included herewith.

Item 1A.	Risk Factors.

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

We were incorporated in December 1999 as a wholly owned subsidiary of LiL Marc, Inc. (Nevada). At that time we acquired from LiL Marc, Inc. (Nevada) the U.S. patent rights to the LiL Marc “Training Urinal,” the trade name “LiL Marc” and rights to manufacture and market the product. LiL Marc, Inc.(Nevada) initially acquired the rights to the LiL Marc product in 1997and marketed the product until the rights were assigned to us in 1999. Since acquiring the product rights from LiL Marc, Inc. (Nevada), we have had a limited operating history and incurred net losses since inception. From inception through December 31, 2008, we have incurred cumulative losses of approximately $171,119. There can be no assurance that we will produce future material revenues or achieve profitability in the immediate future or at any time, or that we will operate on a profitable basis. The potential to generate profits from our business depends on many factors, including the following:

●	the ability to secure adequate funding to increase marketing and fund future production of our product;

●	the size and timing of future customer orders, product delivery and customer acceptance, if required;

●	the costs of maintaining and expanding operations; and

●	the ability to attract and retain a qualified work force as business warrants.

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

Trading in our common stock is subject to certain provisions of the Exchange Act, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading will be subject to additional sales practice requirements on broker-dealers. These may require a broker-dealer to:

●	make a special suitability determination for purchasers of the shares;

●	receive the purchaser's written consent to the transaction prior to the purchase; and

●	deliver to a prospective purchaser of our shares prior to the first transaction, a risk disclosure document relating to the penny stock market.

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

Item 1B.	Unresolved Staff Comments.

This item is not required for a smaller reporting company.

Item 2.	Description of Property.

We do not presently own any property.

Item 3.	Legal Proceedings.

There are no material pending legal proceedings to which the company or any subsidiary is a party, or to which any property is subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently included on the OTC Bulletin Board under the symbol “LILM,” although there has not been an active trading market for the shares. Because of the lack of trading volume, no trading history is being presented. The last reported trade our shares was at $0.10. Secondary trading of our shares may be subject to certain state imposed restrictions. Except for being included on the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities.

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

Penny Stock Rule

Our shares are most likely subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is:

●	registered and traded on a national securities exchange meeting specified criteria set by the SEC;

●	authorized for quotation on The Nasdaq Stock Market;

●	issued by a registered investment company;

●	excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or

●	exempted from the definition by the SEC.

A broker-dealer who sells penny stocks to a person other than an established customer or accredited investor is subject to additional sales practice requirements. An accredited investor is generally defined as a person with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, a broker-dealer must make a special suitability determination for the purchase of such securities and must receive the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, a monthly statement must be sent to the client disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

These requirements may be considered cumbersome by broker-dealers and could impact the willingness of a particular broker-dealer to make a market in our shares, or they could affect the value at which our shares trade. Classification of the shares as penny stocks increases the risk of an investment in our shares.

Rule 144

As of March 27, 2009, there were 67 holders of record of our common stock, which does not account for stockholders whose shares may be held in a brokerage account or in other nominee name. Because there has been only a limited public trading market for our securities, no trading history is presented herein. We do not currently have outstanding any options, warrants or other securities or instruments that are convertible into shares of our common stock.

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

Because all of the outstanding restricted shares have been issued and outstanding for more than one year, Rule 144 of the Securities Act is available to the holders of these shares. Rule 144 is the common means for stockholders to resell restricted securities and for affiliates, to sell their securities, either restricted on non restricted (control) shares. Rule 144 has been amended by the SEC, effective February 15, 2008.

Under the amended Rule 144, an affiliate of a company filing reports under the Exchange Act who has held their shares for more than six months, may sell in any three-month period an amount of shares that does not exceed the greater of:

●	the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale, or

●	1% of the shares then outstanding.

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

Dividends Policy

We have never declared cash dividends on our common stock, nor do we anticipate paying any dividends on our common stock in the foreseeable future.

Item 6.	Selected Financial Data.

This item is not required for a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

Forward Looking and Cautionary Statements

This report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should," “expect," "intend," "plan," anticipate," "believe," "estimate," "predict," "potential," "continue," or similar terms, variations of such terms or the negative of such terms. These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Results of Operations

For the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

We realized revenues of $1,517 for the year ended December 31, 2008 compared to revenues of $1,693 for the year ended December 31, 2007. The decrease in sales during 2008 is attributed to a decrease in retail orders from our website from $800 in 2007 to $387 in 2008, a 51% decrease, and was offset by a 27% increase in wholesale orders from $893 in 2007 to $1,131 in 2008.

Total expenses for 2008 were $16,191 compared to $21,574 for 2007, a 25% decrease. The decrease includes a 24% decrease in administrative expenses from $20,843 in 2007 to $15,838 in 2008, primarily due to a 24% decrease in professional fees (from $10,551 in 2007 to $8,050 in 2008), including legal and accounting expenses. We also recorded a 49% decrease in general operating related expenses in 2008, from $7,297 in 2007 to $3,699 in 2008. These decreases were partially offset by a 37% increase in rent expense (from $2,995 in 2007 to $4,110 in 2008). We realized a net loss of $14,674 for the year ended December 31, 2008 compared to a loss of $19,881 in 2007. The decrease in net loss is directly attributed to a decrease in general operating related expenses and a decrease in professional fees 2008.

Liquidity and Capital Resources

At December 31, 2008 and 2007, we had total assets consisting of cash and office equipment of $82 and $561, respectively. Total liabilities at December 31, 2008 and 2007 were $33,506 and $19,311 respectively. Total liabilities at December 31, 2008 consisted of an invoices in the amount of $8,750 for professional fees,

$2800 in past due rent, $16 in royalties and a demand note in the amount of $21,940 issued to a private limited liability company owned by two directors, George Norman and Laurie Norman. The note is payable upon demand and does not bear an interest rate. If a portion of the principal is not paid when due then the note will bear an interest rate of 10% per annum.

Because we currently have only minimal revenues and limited cash reserves, we may have to rely on directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product. There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy cash needs. At December 31, 2007, we had cash on hand of $226, working capital of a negative $19,085 and total stockholders’ equity of a negative 18,750. At December 31, 2008, we had cash on hand of $82, working capital of a negative $33,424 and total stockholders’ equity of a negative 33,424.

In the opinion of management, inflation has not and will not have a material effect on our ongoing operations.

Ongoing operating expense, including the costs associated with the preparation and filing of our registration statement, have been paid for by (i) the net proceeds of $55,030 (after deducting offering costs) from our stock offering in 2002; and (ii) from advances from a stockholder. A total of $21,940 has been advanced by Alewine Limited Liability Company, a 73% stockholder that is owned by two directors, George Norman and Laurie Norman and managed by Mr. Norman, our President. The debt is evidenced by a note that is payable upon demand with a provision that an interest rate of 10% would be charged on any outstanding balance not paid when due.

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

Plan of Operation

During the next 12 months, we plan to focus on improving our website found at [http://LiLMarc[dot]com and http://Boyspottytraining[dot]com. Anticipated improvements include simplifying the ordering process, improving the appearance and layout of the website, and making changes to the website that would increase impulse purchases. We will also continue to focus on improving relationships with resellers that sell our product on their websites and on engaging new website hosts for the product. Management anticipates that this can be accomplished through individual calls and e-mails to the website hosts. Additionally, we are committed to the production of additional stands when sale of more than 500 LiL Marcs is achieved. Because we lack immediate requisite funds, it may be necessary to rely on advances from directors and/or stockholders, although we have no firm commitment from anyone to advance future funds. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, directors will defer any compensation until such time as business warrants the payment of such.

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

Because we rely on others for production of our product, we do not expect to make any significant capital expenditures for new equipment or other assets during 2009. If additional equipment does become necessary, we believe that we may have to seek outside financing to acquire the equipment or assets.

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

To achieve our goals during the next twelve months, we will require a total monthly estimated expenditure of approximately $600. This monthly cost will consist of office phone and fax (approximately $52 per month), 800 number (base of $5 plus per call charge of $0.15 per minute), office rent ($200 per month), storage rent ($130 per month), and part time help for packaging (estimated to be from $80 to $120 per month). Additionally, there is a monthly internet commerce cost of $65.

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

Net Operating Loss

We have accumulated approximately $115,913 of net operating loss carryforwards as of December 31, 2008. This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2021 through 2028. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. This could occur in the event we are purchased, acquired by or merged with another company whereby the stockholders of the new or merging company would be issued the majority of the issued and outstanding shares and our current stockholders would hold a minority of the issued and outstanding shares. This could result in an annual limitation on the amount of net operating loss carryforwards that could be used by the ongoing business.

The income tax benefit of approximately $34,774 at December 31, 2008 from the carryforwards has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since we have not started full operations.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial

Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial positionand results of operations if adopted.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on our financial position, statements of operations, or cash flows at this time.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on our financial position, statements of operations, or cash flows at this time.

In March 2008, the FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133". This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and

(c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. We currently use the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). We will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), “Business Combinations’. This Statement replaces FASB Statement No. 141, Business Combinations”, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. We will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115". This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. We will adopt SFAS No. 159 beginning March 1, 2008 and are currently evaluating the potential impact the adoption of this pronouncement will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. We will adopt this statement March 1, 2008, and it is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2008 and 2007 have been examined to the extent indicated in their reports by Madsen & Associates, CPA’s Inc., independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC. The aforementioned financial statements are included herein under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

This Item is not applicable.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our President, acting as both our chief executive officer and principal financial officer, carried out an evaluation of the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, it was concluded that as of December 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

(i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and

(ii) accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principals. Our internal control over financial reporting includes those policies and procedures that :

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

●	provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations of management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our President acting as both chief executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position
George I. Norman III	54	President, Chief Executive Officer and Director
Laurie J. Norman	46	Secretary / Treasurer and Director
Jessie Scott Bean	53	Director

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

The business experience of each of the persons listed above during the past five years is as follows:

George I. Norman, III has been our President and a director since December 30, 1999. He attended the University of Utah from 1973 to 1975, studying general education, accounting, business and finance. Mr. Norman returned to the University in 1979 and continued his studies in humanities, science, and finance. Mr. Norman has been self-employed since 1979 in Salt Lake City, Utah, as a financial and marketing consultant. In his business, Mr. Norman consults with both individual and corporate clients and provides consulting services related to making general business decisions, reviewing business plans and providing recommendations for raising capital. Also, Mr. Norman provides consulting services in the area of real estate management. Since January 1, 2008, Mr. Norman has been an officer and director of Brain Tree International, Inc., a public company developing a patent-pending broadcast apparatus. Since January 1, 2008, Mr. Norman has been an officer and director of Brain Tree International, Inc., a public company developing a patent-pending broadcast apparatus.

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

Item 11.	Executive Compensation.

The following discussion addresses any and all compensation awarded to, earned by or paid to our named executive officers for the fiscal years ended December 31, 2007 and 2008. We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. Both production and marketing are the responsibility of George Norman. We anticipate that during 2008 Mr. Norman will devote a minimum of 20 hours per week to our business. Laurie Norman, our Secretary / Treasurer, continues to assists Mr. Norman when needed as an office manager.

We have not paid any salaries or other compensation to officers or directors for their service on the Board of Directors for the years ended December 31, 2007 and 2008. Further, we have not entered into an employment agreement with any officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that directors will defer any compensation until such time as business operations provide sufficient cash flow to provide for salaries. As of the date hereof, no person has accrued any compensation.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the best of our knowledge, as of March 27, 2009, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership	of Class(1)
Alewine Limited Liability Company (2)	1,863,475	72%

1390 South 1100 East Ste. 204

Salt Lake City, UT 84105

Jessie Scott Bean	20,000	1%

8313 Aspenbrook

Las Vegas, NV 89145

All directors and officers as	1,883,475	73%

a group (3 persons)

______________________

*	Director and/or executive officer

Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)	Based upon 2,583,750 shares of common stock outstanding on March 27, 2009.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

There have been no material transactions during the past two fiscal years between us and any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate families.

None of our directors are deemed to be independent directors. We do not have a compensation, audit or nominating committee, rather those functions are carried out by the board as a whole.

Item 14.	Principal Accounting Fees and Services.

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

Audit Fees

The aggregate fees billed by our independent auditors, Madsen & Associates, CPA’s Inc., for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2008 and 2007, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2008 and 2007, were $4, 225 for 2008 and $2,670 for 2007.

Audit Related Fees

For the years ended December 31, 2008 and 2007, there were no fees billed for assurance and related services by Madsen & Associates. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2008 and 2007, no fees were billed by Madsen & Associates for tax compliance, tax advice and tax planning.

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

PART 1V

Item 15.	Exhibits, Financial Statement Schedules

(a)	Exhibits

Exhibit No.	Exhibit Name
3.1*	Articles of Incorporation (Nevada)
3.2*	By-Laws of Registrant
4.1*	Instrument defining rights of holders (See Exhibit No. 3.1, Articles of Incorporation)
10.1**	Promissory Note
21.1*	Subsidiaries
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

*	Included as exhibit to Form 10-SB filed March 30, 2006.
**	Included as Exhibit to Amendment No. 1 to Form 10-SB/A filed August 22, 2006

LILM, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2008

C O N T E N T S

Report of Independent Registered Public Accounting Firm	23

Balance Sheets	24

Statements of Operations	25

Statements of Stockholders’ Equity (Deficit)	26

Statements of Cash Flows	27

Notes to the Financial Statements	28

MADSEN & ASSOCIATES, CPAs INC.	684 East Vine St, # 3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors

LILM, INC. and Subsidiary and LIL Marc INC. (predecessor)

Salt Lake City, Utah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of LILM, INC. and Subsidiary and LIL Marc INC. (predecessor) (development stage company) at December 31, 2008, and 2007 the consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2008, and 2007 and the period April 22, 1997 (date of inception of predecessor) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure s in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LILM, INC. and Subsidiary and LIL Marc INC. (predecessor) at December 31, 2008, and 2007 the results of operations, and cash flows for the years ended December 31, 2008 and 2007 and the period April 22, 1997 (date of inception of LIL Marc, INC. (predecessor) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

March 9, 2009

/s/ Madsen & Associates, CPA=s Inc.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED BALANCE SHEETS
For the Years Ended December 31, 2008 and 2007

		Dec 31,	Dec 31,
		2008	2007

Assets
Current Assests

Cash		$82	$226

Total Current Assets		$82	$226

Office Equipment-	net of accumulated depreciation	-	$335

Total Assests		$82	$561

Liabilities & Stockholders' Equity-deficiency
Current Liabilities

Accounts Payable		$11,566	$4,514
Notes Payable- Related Party		$21,940	$14,797

	Total Current Liabilities	$33,506	$19,311

Stockholders' Equity

Common Stock
25,000,000 shares authorized at $0.001 par value;
2,583,750 shares issued and outstanding		$2,584	$2,584
Capital in excess of par value		$135,111	$135,111
Accumulated deficit during development stage		($171,119)	($156,445)

Total Stockholders' Equity-deficiency		($33,424)	($18,750)

$82	$561

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Years Ended December 31, 2008 and 2007 and the Period
April 22, 1997 (date of inception of LIL MARC, INC. (predecessor)) to December 31, 2008

		Dec 31,	Dec 31,	Apr. 22, 1997
		2008	2007	to Dec. 31, 2008

Sales		$1,517	$1,693	$20,928

Cost of Goods Sold		-	-	-

	Gross Profit	$1,517	$1,693	$20,928
Expenses

	Administrative	$15,838	$20,843	$163,263
	Royalties	$18	$35	$134
	Depreciation and amortization	$335	$696	$28,650
		$16,191	$21,574	$192,047

Net Loss		($14,674)	($19,881)	($171,119)

Net Loss Per Common Share

	Basic and dilluted	$ -	$ (.01)

Average Outstanding Shares

	Basic (stated in 1000's)	$2,584	$2,584

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period December 30, 1999 (date of inception) to December 31, 2008

		Common		Capital in Excess of	Accumulated
	Shares	Stock	Amount	Par Value	Deficit

Balance December 30, 1999 (predecessor)				$51,977	($51,977)

Issuance of common shares for cash and a patent at .0129-
December 30, 1999	$1,000,000		$1,000	$12
Net operating loss for the year ended 31-Dec-00					($8,867)
Inssuance of common shares for cash at .025 – June 27, 2001	$800,000		$800	$19,200
Issuance of common shares for
Cash at .025-August 31, 2001	$20,000		$20	$480
Stock offering costs				($375)
Capital contribution- related party				$100
Net operating loss for the year ended 31-Dec-01					($13,537)
Stock offering costs				($2,500)
Net operating loss for the year ended 31-Dec-02					($13,858)
Issuance of common shares for cash at .08-February 20, 2003	$763,750		$764	$60,336
Stock offering costs 31-Dec-03				($6,070)	($18,081)
Net operating loss for the year ended 31-Dec-04					($1,731)
Net operating loss for the year ended 31-Dec-05					($12,692)
Net operating loss for the year ended 31-Dec-06					($15,821)
Net operating loss for the year ended 31-Dec-07					($19,881)

Balance December 31, 2007	$2,583,750		$2,584	$135,111	($156,445)

Net operating loss for the year ended 31-Dec-08					($14,674)

Balance December 31, 2008	$2,583,750	$2,584	$135,111	($171,119)

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007 and the Period
April 22, 1997 (date of inception of LIL MARC, INC. (predecessor)) to December 31, 2008

	Dec. 31,	Dec. 31,	Apr. 22, 1997 to
	2008	2007	Dec. 31, 2008

Cash Flows From
Operating Activities

Net Loss	($14,674)	($19,881)	($171,119)

Adjustments to reconcile net loss to
net cash provided by operating activities

Issuance of common stock for expenses	-	-	$8,700

Depreciation and amortization	$335	$696	$28,650
Changes in acocunts payable	$7,052	($292)	$8,345
Contributions to capital- expenses	-	-	$100

Net Cash Flows Used in Operations	($7,287)	($19,477)	($125,324)

Cash Flows From Investing Activities

Purchase of patent	-	-	($28,650)
Purchase office equipment	-	($194)	($2,096)

Cash Flows From Financing Activities

Advances from related party	$7,143	$9,000	$21,940
Proceeds from issuance of common stock net of costs	-	-	$134,212

Net Change in Cash	($144)	($10,671)	$82
Cash at Beginning of Period	$226	$10,897	-

Cash at End of Period	$82	$226	$82

NON CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES

Issuance of 922,900 common shares for a patent- 2000			$11,963
Contributions to capital- expenses- 2001			$100

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

1.	ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on December 30, 1999 with authorized common stock of 25,000,000 shares with a par value of $.001.

The principal business activity of the Company is to manufacture and market the (LiL Marc( urinal used in the training of young boys.

During January 2005 the Company organized (LiL Marc, Inc.(, in the state of Utah, and transferred all its assets, liabilities, and operations to LiL Marc Inc. in exchange for all of the outstanding stock of LiL Marc, Inc. for the purpose of continuing the operations in the subsidiary.

(LiL Marc, Inc.( (predecessor) was incorporated under the laws of the state of Nevada on April 22, 1997 for the purpose of marketing and sales of the (Lil Marc( training urinal for use by young boys. The marketing and sales activity was transferred to LILM, Inc. on December 30, 1999.

Included in the these financial statements are the combined statement of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to December 31, 2008.

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

On December 31, 2008, the Company had a net operating loss available for carryforward of $115,913. The income tax benefit of approximately $34,774 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations. The net operating loss will expire starting in 2021 through 2028.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2008

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

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

                                                      (Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2008

Office Equipment

Office equipment consists of computers and is depreciated over three years on the straight method.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. PATENT

The Company acquired a patent, from a related party, for the (LiL Marc( training urinal and was recorded at the predecessor cost, less amortization. The patent was issued on July 16, 1991 and has been fully amortized.

The terms of the acquisition of the patent includes a royalty of $.25, due to the inventor, on the sale of each training urinal.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 73% of the outstanding common stock of the Company and have made demand, no interest, loans to the Company of $21,940.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LILM, Inc.

By:/S/ GEORGE I. NORMAN, III

George I. Norman, III
President and C.E.O.
Principal Financial Officer
Principal Accounting Officer

Dated:	March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

March 30, 2009
/S/	GEORGE I. NORMAN, III________	President, C.E.O. and Director
George I. Norman, III	Principal Financial Officer
Principal Accounting Officer

March 30, 2009
/S/	LAURIE J. NORMAN____________	Secretary / Treasurer and Director
Laurie J. Norman

March 30 , 2009

/S/	JESSIE SCOTT BEAN____________	Director
Jessie Scott Bean