Form 10-Q
period 2009-03-31
LILM, INC.
filed 2009-04-27
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                  Yes No X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of April 22, 2009

Common Stock, $0.001 par value	2,583,750

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4(T).	Controls and Procedures	12

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Securities Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures	14

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of LILM, Inc. at March 31, 2009 and audited balance sheet at December 31, 2008, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2009 and 2008 and the period April 22, 1997 (date of inception of predecessor) to March 31, 2009, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009 or any other subsequent period.

LILM, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2009 and December 31, 2008

LILM, INC, and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)

CONSOLIDATED BALANCE SHEETS -unaudited

March 31, 2009 and December 31, 2008

		Mar. 31	Dec. 31,
		2009	2008
Assests
Current Assests

Cash		$ 54	$ 82

Total Current Assets		54	82

Office Equipment-	net of accumulated depreciation	-	-

Total Assets		$54	$82

Liabilities & Stockholders' Equity
Current Liabilities

Accounts Payable		$ 11,591	$ 1,566
Notes Payable- Related Party		22,270	21,940

Total Current Liabilities	33,861	33,506

Stockholders' Equity

Common Stock
25,000,000 shares authorized at $0.001 par value;
2,583,750 shares issued and outstanding	2,584	2,584
Capital in excess of par value	135,111	135,111
Accumulated deficit during development stage	(171,502)	(171,119)

Total Stockholders' Equity	33,807	(33,424)

	$ 54	$ 82

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited

For the Three Months Ended March 31, 2009 and 2008 and the

Period April 22, 1997 (date of inception of predecesor) to March 31, 2009

		March 31, 2009	March 31, 2008	April 22, 1997
				to Mar 31, 2009

SALES		$ 423	$133	$21,351

COST OF GOODS SOLD		-	-	-

	Gross Profit	$ 423	$ 133	$21,351

EXPENSES
	Administrative	801	3,400	164,064
	Royalties	5	1	139
	Depreciation and amortization	-	174	28,650
		806	3,575	192,853

Net Loss		($383)	($3,442)	($171,502)

Net Loss Per Common Share

	Basic and dilluted	$ -	$ -

Average Outstanding Shares

Basic (stated in 1000's)	2,584	2,584

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited

For the Three Months Ended March 31, 2009 and 2008 and the

Period April 22, 1997 (date of inception of predecesor) to March 31, 2009

	Mar. 31, 2008	Mar. 31, 2008	Apr 22, 1997 to
			to Mar. 31, 2009
Cash Flows From
Operating Activities

Net Loss	($383)	($3,442)	($171,502)

Adjustments to reconcile net loss to
net cash provided by operating activities

Issuance of common stock for expenses	-	-	8,700
Depreciation and amortization	-	174	28,650
Changes in accounts payable	25	(14)	8,370
Contributions to capital- expenses	-	-	100

Net Cash Flows Used in Operations	(358)	(3,282)	(125,682)

Cash Flows From Investing Activities
Purchase of patent	-	(1,095)	(28,650)
Purchase office equipment	-	-	(2,096)

Cash Flows From Financing Activities

Advances from related party	330	-	22,270
Proceeds from issuance of common stock net of costs	-	-	134,212

Net Change in Cash	(28)	(4,377)	54
Cash at Beginning of Period	82	10,897	-

Cash at End of Period	$ 54	$ 6,520	$ 54

NON CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES

Issuance of 922,900 common shares for a patent- 2000			$ 11,963
Contributions to capital- expenses- 2001			100

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

( Development Stage Company )

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

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

Included in the following financial statements are the combined statement of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to March 31, 2009.

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

On March 31, 2009, the Company had a net operating loss available for carryforward of $116,296. The income tax benefit of approximately $35,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations. The net operating loss will expire starting in 2021 through 2030.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

( Development Stage Company )

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2009

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

March 31, 2009

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 73% of the outstanding common stock of the Company and have made demand, no interest, loans to the Company of $22,270.

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

Results of Operations

We are a development stage company with limited cash assets, operations and revenue. Ongoing operating expense, including the costs associated with the preparation and filing with the SEC of our periodic reports, have been paid for by the net proceeds from our initial stock offering in 2002 and from advances from a stockholder. A total of $22,270 has been advanced by Alewine Limited Liability Company, a 73% stockholder that is managed by our President, George I. Norman, III. The debt is evidenced by a promissory note that is payable upon demand with a provision that an interest rate of 10% would be charged on any outstanding balance not paid when due.

It is anticipated that we will require approximately $20,000 over the next 12 months to fund operations and to maintain our corporate viability. If we are unable to generate sufficient revenues, we may have to rely on funds from credit lines, directors and/or stockholders in the future. There can be no assurance at this time that any potential sources of funds will be available. We also do not have any further commitments from a director or stockholder to provide any additional funding. If we are unable to obtain necessary additional working capital, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

During the three month period ended March 31, 2009, we realized revenues of $423 compared with $133 for the three month period ended March 31, 2008. Revenues for the 2009 period were the result of Internet retail and wholesale orders, which increased 218% ($290) for the first quarter. Revenues for the 2008 period were also from internet retail and wholesale orders. The first quarter increase was due to a 398% increase ($287) in wholesale orders.

Total expenses were $806 for the first quarter of 2009 compared to $3,575 for the corresponding period 2008 period. Expenses during the first quarter of 2009 were primarily for administrative expenses, decreased 76% ($2,769) for the first quarter. The first quarter decrease was primarily attributed to a 100% decrease ($2,350) in professional fees and a 23% decrease ($164) general operating expenses, due to the timing of payments and varying monthly charges.

The net loss for the first quarter of 2009 was $383 compared with a net loss of $3,442 for the first quarter of 2008. The decrease in net loss is due to a 100% ($2,350) decrease in professional fees, a 23% decrease

($164) in general operating expenses, a 25% decrease ($85) in rent expense and a 100% decrease ($174) in depreciation expenses.

Liquidity and Capital Resources

At March 31, 2009 and December 31, 2008, we had total assets consisting of cash and office equipment of $54 and $82, respectively. Total liabilities at March 31, 2009 and December 31, 2008were $33,861 and $33,506 respectively. Total liabilities at March 31, 2009 consisted of $7,750 for legal fees, $1,000 for accounting fees, $2,800 for office rent, $41 for miscellaneous which includes royalties due and a demand note in the amount of $22,270 issued to a private limited liability company owned by two directors, George Norman and Laurie Norman. The note is payable upon demand and does not bear an interest rate. If a portion of the principal is not paid when due then the note will bear an interest rate of 10% per annum.

Because we currently have only minimal revenues and limited cash reserves, we anticipate that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product. There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy its cash needs. At March 31, 2009, we had cash on hand of $54 working capital of a negative $33,807 and total stockholders’ equity of a negative $33,807. At December 31, 2008, we had cash on hand of $82, working capital of a negative $33,424 and total stockholders’ equity of a negative $33,424.

In the opinion of management, inflation has not and will not have a material effect on the ongoing operations of the Company.

Plan of Operation

During the next 12 months, we plan to continue to focus on improving our website found at http://LiLMarc[dot]com and http://Boyspottytraining[dot]com. Anticipated improvements include simplifying the ordering process, improving the appearance and layout of the website, and making changes to the website that would increase impulse purchases. We will also continue to focus on improving our relationships with resellers who sell our product on their websites and on engaging new website hosts for the product. We anticipate that this can be accomplished through individual calls and E-mails to the website hosts. Additionally, we are committed to the production of additional stands when sale of more than 500 LiL Marcs is achieved. Because we lack immediate requisite funds, it may be necessary to rely on advances from directors and/or stockholders, although we have no firm commitment from anyone to advance future funds. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, our directors will defer any compensation until such time as business warrants the payment of such.

Management estimates that we will require approximately $20,000 to maintain operations during the next 12 months. Unless we realize an increase in sales, we will not have sufficient funds to pay ongoing costs and expenses related to operations and administrative activities. In this event, we will need to seek additional financing, most likely from current directors, although our directors are under no obligation to provide additional funding and there is no assurance outside funding will be available on acceptable terms, or at all.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2009. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LILM, INC.

Date: April 24, 2009	By: /S/	GEORGE I. NORMAN, III
George I. Norman, III
President, CEO and Director
(Principal Accounting Officer)