Form 10-Q
period 2009-06-30
LILM, INC.
filed 2009-08-12
CIK 1357671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____	to

Commission File Number 000-51872

LILM, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0645394
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1390 South 1100 East # 204, Salt Lake City, Utah 84105-2463
(Address of principal executive offices)

(801) 322-0253
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                       Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                     Yes ☐ No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).             Yes ☐ No☒

Class	Outstanding as of August 10, 2009

Common Stock, $.001 par value	2,583,750

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No [ X ]

        TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4(T).	Controls and Procedures	12

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Securities Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures	14

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheets of LILM, Inc., and Subsidiary and LiL Marc, Inc. (predecessor) (development stage company) as of June 30, 2009 and December 31, 2008, related unaudited statements of income and cash flows for the three and six months ended June 30, 2009 and 2008and the period April 22, 1997 (date of inception of predecessor) to June 30, 2009, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009 or any other subsequent period.

LILM, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2009 and December 31, 2008

LILM, INC, and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)

CONSOLIDATED BALANCE SHEETS -unaudited

June 30, 2009 and December 31, 2008

	June 30,	Dec. 31,
	2009	2008
Assests
Current Assests

Cash	$ 121	$ 82

Total Current Assets	121	82

Total Assets	$121	$82

Liabilities & Stockholders' Equity
Current Liabilities

Accounts Payable	$ 13,194	$ 11,566
Note Payable- Related Party	25,996	21,940

Total Current Liabilities	39,190	33,506

Stockholders' Equity

Common Stock
25,000,000 shares authorized at $0.001 par value;
2,583,750 shares issued and outstanding	2,584	2,584
Capital in excess of par value	135,111	135,111
Accumulated deficit during development stage	(176,764)	(171,119)

Total Stockholders' Equity	(39,069)	(33,424)

	$ 121	$ 82

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS - unaudited

For the Three and Six Months Ended June 30, 2009 and 2008 and the

Period April 22, 1997 (date of inception of predecesor) to June 30, 2009

	Three Months		Six Months		April 22, 1997
	June 30	June 30	June 30	June 30	to June 30
	2009	2008	2009	2008	2009

Sales	$941	$498	$1,364	$631	$22,292

Cost of Goods Sold	-	-	-	-	-

Gross Profit	$941	$498	$1,364	$631	$22,292
Expenses

Administrative	6,190	1,980	6,991	5,380	170,254
Royalties	13	6	18	7	152
Depreciation and amortization	-	161	-	335	28,650
	6,203	2,147	7,009	5,722	199,056

Net Loss	($5,262)	($1,649)	($5,645)	($5,091)	($176,764)

Net Loss Per Common Share

Basic and dilluted	$ -	$ -	$ -	$ -

Average Outstanding Shares

Basic (stated in 1000's)	2,584	2,584	2,584	2,584

The accompanying notes are an integral part of these financial statements.

LILM, INC, and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited

For the Six Months Ended June 30, 2009 and 2008 and the

Period April 22, 1997 (date of inception of predecessor) to June 30, 2009

	Jun 30,	Jun 30,	Apr 22, 1997 to
	2009	2008	Jun 30, 2009
Cash Flows From
Operating Activities

Net Loss	($5,645)	($5,091)	($176,764)

Adjustments to reconcile net loss to
net cash provided by operating activities

Issuance of common stock for expenses	-	-	8,700
Depreciation and amortization	-	335	28,650
Changes in accounts payable	1,628	617	9,973
Contributions to capital- expenses	-	-	100

Net Cash Flows Used in Operations	(4,017)	(4,139)	(129,341)

Cash Flows From Investing Activities

Purchase of patent	-	-	(28,650)
Purchase office equipment	-	-	(2,096)

Cash Flows From Financing Activities

Advances from related party	4,056	4,150	25,996
Proceeds from issuance of common stock net of costs	-	-	134,212

Net Change in Cash	39	11	121
Cash at Beginning of Period	82	226	-

Cash at End of Period	$ 121	$ 237	$ 121

NON CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES

Issuance of 922,900 common shares for a patent - 2000			$ 11,963
Contributions to capital- expenses - 2001			100

The accompanying notes are an integral part of these financial statements.

                                        LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

Included in the following financial statements are the combined statement of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to June 30, 2009.

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

On June 30, 2009, the Company had a net operating loss available for carryforward of $121,558. The income tax benefit of approximately $36,467 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations. The net operating loss will expire starting in 2021 through 2029.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2009

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

Basic and Diluted Net Income (Loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

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
June 30, 2009

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 73% of the outstanding common stock of the Company and have made demand, no interest, loans to the Company of $25,996.

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

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

We are a development stage company with minimal cash assets and limited operations and revenue. Ongoing operating expense, including the costs associated with the preparation and filing of our registration statement and periodic reports, have been paid for by (i) the net proceeds of $55,030 from our stock offering in 2002; and (ii) from advances from a stockholder. A total of $25,996 has been advanced by Alewine Limited Liability Company, a 73% stockholder that is managed by our President, George I. Norman, III. The debt is evidenced by a promissory note that is payable upon demand with a provision that an interest rate of 10% would be charged on any outstanding balance not paid when due.

It is anticipated that we will require approximately $20,000 over the next 12 months to fund operations and to maintain our corporate viability. If we are unable to generate sufficient revenues, we may have to rely on funds from credit lines, directors and/or stockholders in the future. In March 2005, our subsidiary, LiL Marc, Inc., received tentative approval for an unsecured credit line with Wells Fargo Bank in the amount of $15,000. The credit line was never used and was closed. There can be no assurance at this time that the credit line can be reopened nor do we have any other potential sources of funds available to it or its subsidiary at this time. We also do not have any further commitments from a director or stockholder to provide any additional funding. We are currently exploring other funding sources and considering other options for additional financing to be used in the company’s operations and, more specifically, to be used in the manufacturing and marketing of the LiL Marc Training Urinal.

Results of Operations

During the second quarter ended June 30, 2009, we realized revenues of $941 compared with $498 for the second quarter ended June 30, 2008, an increase of 88% for the 2009 period. This increase in revenues was due to a 29% increase in retail orders and a 150% increase in wholesale orders.

Total expenses were $6,203 for the second quarter of 2009 compared to $2,147 for the corresponding 2008 period, an increase of 189% for the 2009 period. Expenses during the second quarter of 2009 were primarily for administrative expenses, which increase 212% ($4,210) for the second quarter. The second quarter increase in administrative expenses was primarily attributed to a 420% increase ($3,250) in professional fees mainly attributed to accounting expenses. During this same period, we had a 760% increase ($1,980) in rent and storage payments due to timing of payments and the invoicing of monthly charges.

During the six month period ended June 30, 2009, we realized revenues of $1,364 compared with $631 for the six month period ended June 30, 2008. This was an increase of 116 % for the 2009 period. Revenues for both six month periods were the result of Internet retail and wholesale orders. The increase in revenues during the first six months of 2009 was due to a 20% increase in retail orders and a 156% increase ($696) in wholesale orders.

Total expenses were $7,009 for the six month period ended June 30, 2009 compared to $5,722, for the corresponding 2008 period, an increase of 22% for the 2009 period. Expenses during the 2009 six month period were primarily for administrative expenses, which increased 30% ($1,611), primarily due to a 9% increase ($275) in professional fees associated with filing our Form 10-SB with the SEC. Also during this same period, we had a 290% increase ($1,665) in rent and storage payments due to the timing of the payments and invoicing varying monthly charges.

The net loss for the second quarter of 2009 was $5,262 compared with a net loss of $1,649 for the second quarter of 2008, an increase of 219% for the 2009 period. The increase in net loss during the second quarter of 2009 was due to a 189% increase ($4,056) in general operating expenses which included a 100% decrease ($161) in depreciation expenses.

The net loss for the first six months of 2009 was $5,645 compared with a net loss of $5,091 for the first six months of 2008, an increase of 11% for the 2009 period. The increased net loss during the first half of 2009 was due to the 30 % increase ($1,611) in administrative expenses, 157% increase ($11) in royalty expenses and 335% decrease ($335) in depreciation expenses.

Liquidity and Capital Resources

At June 30, 2009 and December 31, 2008, we had total assets consisting of cash and office equipment of $121 and $82, respectively. Total liabilities at June 30, 2009 and December 31, 2008were $39,190 and $33,506 respectively. Total liabilities at June 30, 2009 consisted of $7,750 for legal fees, $1,000 in accounting fees, $4,360 rent and storage, $20 telephone, and $34 in royalty payments and a demand note in the amount of $25,996 issued to a private limited liability company owned by two directors, George Norman and Laurie Norman . The note is payable upon demand and does not bear an interest rate. If a portion of the principal is not paid when due then the note will bear an interest rate of 10% per annum.

Because we currently have only minimal revenues and limited cash reserves, it anticipates that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product. There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy its cash needs. At December 31, 2008, we had cash on hand of $82, working capital of a negative $33,424 and total stockholders' equity of a negative $33,424. At June 30, 2009, we had cash on hand of $121 working capital of a negative $39,069 and total stockholders' equity of a negative $39,069.

In the opinion of management, inflation has not and will not have a material effect on the ongoing operations of the Company.

Plan of Operation

During the next 12 months, we plan to continue to focus on improving our website found at http://LiLMarc.[dot]com and http://Boyspottytraining.[dot]com. Anticipated improvements include simplifying the ordering process, improving the appearance and layout of the website, and making changes to the website that would increase impulse purchases. We will also continue to focus on improving our relationships with resellers who sell our product on their websites and on engaging new website hosts for the product. We anticipate that this can be accomplished through individual calls and E-mails to the website hosts. Additionally, we are committed to the production of additional stands when sale of more than 500 LiL Marcs is achieved. Because we lack immediate requisite funds, it may be necessary to rely on advances from directors and/or stockholders, although we have no firm commitment from anyone to advance future funds. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, our directors will defer any compensation until such time as business warrants the payment of such.

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

Because we rely on others for production of our product, we do not anticipate making any significant capital expenditures for new equipment or other assets during 2009. If additional equipment does become necessary, we believe that we may have to seek outside financing to acquire the equipment or assets.

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

Forward-Looking and Cautionary Statements

This report includes "forward-looking statements" that may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may,( "will,( (expect,( (anticipate,( (continue,( (estimate,( (project,( (intend( and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause its actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

•	the ability to maintain current business and, if feasible, expand the marketing of products;

•	the ability to attract and retain new individual and retail customers;

•	the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;

•	uncertainties involved in the rate of growth of business and acceptance of the Company(s product and;

•	anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;

•	future capital requirements and our ability to satisfy its needs; and

•	general economic conditions.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.	Risk Factors.

This item is not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

This Item is not applicable.

Item 3.	Defaults Upon Senior Securities.

This Item is not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

This Item is not applicable.

Item 5.	Other Information.

This Item is not applicable.

Item 6.	Exhibits.

Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LILM, INC.

Date: August 12, 2009	By: /S/	GEORGE I. NORMAN, III
George I. Norman, III
President, C.E.O. and Director
(Principal Accounting Officer)