Form 10-Q
period 2009-09-30
LILM, INC.
filed 2009-11-16
CIK 1357671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2009

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

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).             Yes ☐ No☒

Class	Outstanding as of November 11, 2009

Common Stock, $.001 par value	2,583,750

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No [ X ]

        TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4(T).	Controls and Procedures	14

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Securities Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures	16

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheets of LILM, Inc., and Subsidiary and LiL Marc, Inc. (predecessor) (development stage company) as of September 30, 2009 and December 31, 2008, related unaudited statements of income and cash flows for the three and nine months ended September 30, 2009 and 2008and the period April 22, 1997 (date of inception of predecessor) to September 30, 2009, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009 or any other subsequent period.

LILM, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2009 and December 31, 2008

LILM, INC, and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)

CONSOLIDATED BALANCE SHEETS -unaudited

September 30, 2009 and December 31, 2008

	Sept 30,	Dec. 31,
	2009	2008
Assests
Current Assests

Cash	-	$ 82

Cash	-	$ 82

Total Current Assets	-	82

Total Assets	-	$ 82

Liabilities & Stockholders' Equity
Current Liabilities

Accounts Payable	$ 14,753	$ 11,566
Note Payable- Related Party	27,344	21,940

Total Current Liabilities	42,097	33,506

Stockholders' Equity

Common Stock
25,000,000 shares authorized at $0.001 par value;
2,583,750 shares issued and outstanding	2,584	2,584
Capital in excess of par value	135,111	35,111
Accumulated deficit during development stage	(179,792)	(171,119)

Total Stockholders' Equity	(42,097)	(33,424)

	$ -	$ 82

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS - unaudited
For the Three and Nine Months Ended September 30, 2009 and 2008 and the
Period April 22, 1997 (date of inception of predecesor) to September 30, 2009

		Three Months		Nine Months
		Sept 30	Sept 30	Sept 30	Sept 30	April 22, 1997
		2009	2008	2009	2008	to Sept 30, 2009

Sales		$392	$446	$1,756	$1,077	$22,684

Cost of Goods Sold		-	-	-	-	-

	Gross Profit	$392	$446	$1,756	$1,077	$22,684
Expenses

	Administrative	3,415	4,255	10,407	9,635	173,670
	Royalties	5	6	22	13	156
	Depreciation and amortization	-	-	-	335	28,650
		3,420	4,261	10,429	9,983	202,476

Net Loss		($3,028)	($3,815)	($8,673)	($8,906)	($179,792)

Net Loss Per Common Share

	Basic and dilluted	$ -	$ -	$ -	$ -

Average Outstanding Shares

	Basic (stated in 1000's)	2,584	2,584	2,584	2,584

The accompanying notes are an integral part of these financial statements.

LILM, INC, and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited
For the Nine Months Ended September 30, 2009 and 2008 and the
Period April 22, 1997 (date of inception of predecessor) to September 30, 2009

	Sept 30,	Sept 30,	Apr 22, 1997 to
	2009	2008	Sept 30, 2009
Cash Flows From
Operating Activities

Net Loss	($8,673)	($8,906)	($179,792)

Adjustments to reconcile net loss to
net cash provided by operating activities

Issuance of common stock for expenses	-	-	8,700
Depreciation and amortization	-	335	28,650
Changes in accounts payable	3,187	2,198	11,532
Contributions to capital- expenses	-	-	100

Net Cash Flows Used in Operations	(5,486)	(6,373)	(130,810)

Cash Flows From Investing Activities

Purchase of patent	-	-	(28,650)
Purchase office equipment	-	-	(2,096)

Cash Flows From Financing Activities

Advances from related party	5,404	6,206	27,344
Proceeds from issuance of common stock net of costs	-	-	134,212

Net Change in Cash	(82)	(167)	-
Cash at Beginning of Period	82	226	-

Cash at End of Period	-	$ 59	-

NON CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES

Issuance of 922,900 common shares for a patent- 2000			$ 11,963
Contributions to capital- expenses- 2001			100

The accompanying notes are an integral part of these financial statements.

                                        LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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

Included in the following financial statements are the combined statement of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to September 30, 2009.

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

On September 30, 2009, the Company had a net operating loss available for carryforward of $124,586. The income tax benefit of approximately $37,376 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations. The net operating loss will expire starting in 2021 through 2030.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2009

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
September 30, 2009

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 73% of the outstanding common stock of the Company and have made demand, no interest, loans to the Company of $27,344.

5. PRIVATE PLACEMENT

On September 17, 2009 the Company commenced a private placement offering of 2,200,000 of its common shares $.001 par value at a price of $0.25 per share. After September 30, 2009 to the date of this report the Company has sold 20,000 shares of that offering.

6. GOING CONCERN

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

We are a development stage company with minimal cash assets and limited operations and revenue. Ongoing operating expenses, including the costs associated with the preparation and filing of our registration statement and periodic reports, have been paid for by (i) the net proceeds of $55,030 from our stock offering in 2002; and (ii) from advances from a stockholder. A total of $27,344 has been advanced by Alewine Limited Liability Company, a 73% stockholder that is managed by our President, George I. Norman, III. The debt is evidenced by a promissory note that is payable upon demand with a provision that an interest rate of 10% would be charged on any outstanding balance not paid when due.

It is anticipated that we will require approximately $20,000 over the next 12 months to fund operations and to maintain our corporate viability. On September 17, 2009 the Company commenced a private placement offering to sell 2,200,000 of its common shares, $.001 par value, at a price of $0.25 per share for a term of six months. At that time the Board has the discretion to extend the private placement for another month. After September 30, 2009 to the date of this report, the Company has sold 20,000 shares. There can be no assurance that any additional shares will be sold in the private placement.In addition,if we are unable to generate sufficient revenues, we may have to rely on funds from credit lines, directors and/or stockholders in the future. In March 2005, our subsidiary, LiL Marc, Inc., received tentative approval for an unsecured credit line with Wells Fargo Bank in the amount of $15,000. The credit line was never used and was closed. There can be no assurance at this time that the credit line can be reopened, nor do we have any other potential sources of funds available to it or its subsidiary at this time. We also do not have any further commitments from a director or stockholder to provide any additional funding. We are continually exploring other funding sources and considering other options for additional financing to be used in the company’s operations and, more specifically, to be used in the manufacturing and marketing of the LiL Marc Training Urinal.

Results of Operations

During the third quarter ended September 30, 2009, we realized revenues of $392 compared with $446 for the third quarter ended September 30, 2008, a decrease of 12% for the 2009 period. This decrease in revenues was due to a 15% decrease in wholesale orders and a 32% decrease in retail orders.

Total expenses were $3,420 for the third quarter of 2009 compared to $4,261 for the corresponding 2008 period, a decrease of 20% for the 2009 period. Expenses during the second quarter of 2009 were primarily for administrative expenses, which decreased 20% ($840) for the third quarter. The second quarter decrease in administrative expenses was primarily attributed to a 62% decrease ($1,685) in rent and storage payments due to the timing of invoicing of monthly charges, which was offset by an increase of 97% ($364) in telephone, internet, and fax charges and an increase of 194% ($194) in printing and copying expenses.

During the nine month period ended September 30, 2009, we realized revenues of $1,756 compared with $1,077 for the nine month period ended September 30, 2008. This was an increase of 63% for the 2009 period. Revenues for both nine month periods were the result of Internet retail and wholesale orders. The increase in revenues during the first nine months of 2009 was due to a 31% decrease ($98) in retail orders and an 80% increase ($642) in wholesale orders.

Total expenses were $10,429 for the nine month period ended June 30, 2009 compared to $9,983 for the corresponding 2009 period, an increase of 4% for the 2009 period. Expenses during the 2009 nine month period were primarily for administrative expenses, which increased 8% ($772), primarily due to a 15% increase ($560) in professional fees associated with filing our Form 10-SB with the SEC. Also during this same period, we had a 51% decrease ($647) in filing fees.

The net loss for the third quarter of 2009 was $3,028 compared with a net loss of $3, 815 for the third quarter of 2008, a decrease of 21% for the 2009 period. The decrease in net loss during the third quarter of 2009 was due to a 20 % decrease ($840) in general operating expenses offset by a 12% decrease ($54) in revenues.

The net loss for the first nine months of 2009 was $8,673 compared with a net loss of $8,906 for the first nine months of 2008, a decrease of 3% for the 2009 period. The decreased net loss during the first nine months of 2009 was due to a 63% increase ($679) in sales, a 335% decrease ($335) in depreciation expenses, offset by an increase of 7% ($772) in administrative expense.

Liquidity and Capital Resources

At September 30, 2009, we had total assets of $0 and at December 31, 2008, total assets consisting of cash and office equipment were $82. Total liabilities at September 30, 2009 and December 31, 2008were $42,097 and $33,506, respectively. Total liabilities at September 30, 2009 consisted of $7,750 for legal fees, $535 in accounting fees, $6,456 in operating expenses consisting of rent and storage, telephone, copying and printing, $12 in royalty payments and a demand note in the amount of $27,344 issued to a private limited liability company owned by two directors, George Norman and Laurie Norman . The note is payable upon demand and does not bear an interest rate. If a portion of the principal is not paid when due then the note will bear an interest rate of 10% per annum.

Because we currently have only minimal revenues and limited cash reserves, it anticipates that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product. There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy its cash needs. At December 31, 2008, we had cash on hand of $82, working capital of a negative $33,424 and total stockholders( equity of a negative $33,424. At September 30, 2009, we had cash on hand of $0, working capital of a negative $42,097 and total stockholders( equity of a negative $42,097.

In the opinion of management, inflation has not and will not have a material effect on the ongoing operations of the Company.

Plan of Operation

On September 17, 2009 the Company commenced a private placement offering to sell 2,200,000 of its common shares at a price of $0.25 per share for a term of six months. At that time the Board has the discretion to extend the private placement for another month. The Company intends to hire a sales agent and estimates that, if all the shares are sold, after costs of the offering and sales commission net proceeds would be approximately $495,000. As of September 30, 2009 to the date of this report, the Company has sold 20,000 shares ($5,000). There can be no assurance that any additional shares will be sold in the private placement.In addition,if we are unable to generate sufficient revenues, we may have to rely on funds from credit lines, directors and/or stockholders in the future

The purpose of the private placement is to make a major attempt to take the LiL Marc training urinal to a new level of visibility and, ultimately, to a new level of sales. The Company also plans to retire any debt, which is important for continued operations. Prior to the offering, the Company would occasionally lack immediate requisite funds and it would be necessary to rely on advances from directors and/or stockholders. The Company’s goal has always been to hold expenses to a minimum and to obtain services on a contingency basis when possible. Furthermore, directors have deferred any compensation until such time as business warrants the payment of such.

Pending the outcome of the private placement, we plan to increase our inventory from a current level of a few hundred or thousand to an ongoing size of ten thousand urinals and ten thousand bases and stands. If the Company can raise only a small portion of the offering, these numbers would be adjusted accordingly to two thousand urinals, bases and stands on hand for delivery. The Company’s best pricing for making a complete LiL Marc is on orders of ten thousand or more because there is a substantial reduction in manufacturing costs. Even if the Company continues to manufacture out of state, we can still ship for about $0.06 per LiL Marc to the Company for packing and fulfillment.

Pending the outcome of the private placement, the Company is considering a new look for the labeling and packaging for the product. The current packaging has a contemporary approach with a color labeling front and a black and white back, held in place with a clear plastic shrink-wrap exterior. In addition to the actual LiL Marc, we include multiple sticker inserts to assist in encouraging the potty training process. This has worked well for Internet sales and some wholesale, but may not be sufficient in larger quantities of 5,000 or 10,000 or more. The newer packaging for the LiL Marc may be in a box with one or two full sheet color labeling. Part of the labeling development process will include looking at additional or new package inserts. This can be as simple as a new source of stickers or rewards charts. We have identified some new strategic items to include in our packaging that further help distinguish our product from others and also help a caregiver and son in the potty training process. We plan to source or create and make these inserts in quantities of ten thousand to again save on the per item costs.

The LiL Marc has had a consistent market on the Internet with very little additional advertising. Many customers are referred by earlier customers or they are repeat purchasers. Often when a purchase is made from a new section of the country, it is usually followed by multiple orders from the same geographic area. The product has had success as a gift item for grandchildren, birthdays and baby showers. While there are other products in the market place, we believe the LiL Marc is unique in that it is completely a stand alone product that does not require a water source, making it very portable. The LiL Marc has a simple functional design that caregiver and son can all relate to and it fits into any bathroom setting. Often the young boy using it considers it his own. Due to the LiL Marc’s uniqueness and potential market of approximately 2,000,000 newborn males every year in the US, we believe there will continue to be a market and a captive audience because every parent and child wants to be successful at potty training.

Our current marketing strategy has been to produce a product that is available to the public through our web sites at www.LiLMarc.com or www.BoysPottyTraining.com, or through our wholesale resellers. Although our web sites place well in the search engines, we have not done other advertising. Pending the outcome of the private placement, we plan to use a portion of the proceeds from this offering to introduce the LiL Marc to the market place by reconsidering advertising venues and attending and participating at industry trade shows. We also intend to explore methods of sales and product distribution with some of the larger industry representatives. We continue to review and consider options on improving our websites. Recent improvements include simplifying the ordering process, improving the appearance and layout of the website and making changes to the website that might increase impulse purchases. We continue to focus on improving our relationships with resellers that sell the LiL Marc on their websites and on engaging new website hosts for the product.

Future sales will be the responsibility of existing management and, pending the outcome of the private placement, additional new management who can dedicate full time employment to sales and operations. While the current management team can continue with plans for the upcoming year, upon a successful offering we will use a portion of the proceeds to hire a dedicated marketing member. We intend to look for someone with a background of prior niche marketing successes along with an understanding of the potty training process for little boys. Our plan would be to employ such a person for marketing while allowing the President and others to oversee operations, manufacturing, public company requirements, and potential acquisitions.

Management continues to review its production of either additional stands or urinals. Our manufacturing is presently at two different locations in two different states by two different processes and using two different types of molds. We would like to organize all of our manufacturing at one location using the same process. This would involve making a new blow mold for the LiL Marc’s base and stand to match up with the blow mold used to make the urinal. Our plan would be to use Blow Molder Products in Glen Avon, CA, the current manufacturer of the LiL Marc urinal. If we only realize lesser proceeds from this offering, we would have the different manufacturers make improvements to the existing molds and continue our current production at the two locations.

Our ancillary operations are currently housed in our corporate office with some light storage and a separate storage for inventory at another location. Pending the outcome of our private placement, we intend to consolidate these functions in a light industrial facility, large enough to receive delivery and send orders from inventory stored on site and would include a place for product and labeling development, professional space for any corporate duties and also possibly housing for a company van.

In the private placement memorandum, the Company has considered three different use of proceeds models should only a partial amount of the shares be sold in the private placement. Our working capital estimates vary significantly with respect to the number of Shares sold. Our working capital needs and priorities can change substantially from a decision to carry higher inventory levels, higher more key personnel, or a strategic acquisition that might involve cash expenses and/or company stock. We do not offer any sales projections because there are too many variables at our stage of development as a start-up company to accurately project future operations.

We also intend to set aside a portion of the proceeds from the private placement to continue to stay current in our public filing requirements. Additionally, proceeds will be set aside for investor relations to keep current information available to the public and investment banking community.

Management has determined that for future products, a next generation urinal will require new molds, engineering, new labeling and new pricing. While some proceeds have been allocated from the private placement to contemplate a next generation urinal, management does not believe it can proceed along these lines unless the existing product is in a national distribution sales chain. We also intend to allocate some of the proceeds from the private placement for other products that might carry the LiL Marc logo to be marketed alongside the LiL Marc training urinal.

Currently because we lack immediate requisite funds, it may be necessary to rely on advances from directors and/or stockholders, although we have no firm commitment from anyone to advance future funds. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, our directors will defer any compensation until such time as business warrants the payment of such.

After paying certain costs and expenses related to ongoing administrative costs and associated professional fees, including the cost of preparing and filing requisite reports with the SEC, management estimates that we will have sufficient funds to operate for the next six to twelve months. There can be no assurance that any additional shares will be sold in the private placement.If business revenues do not provide enough funds to continue operations, it may be necessary to seek additional financing. In addition,if we are unable to generate sufficient revenues, we may have to rely on funds from credit lines, directors and/or stockholders in the future. This would most likely come from current directors, although the directors are under no obligation to provide additional funding and there is no assurance outside funding will be available on acceptable terms, or at all. If we cannot generate or secure adequate funds during the next 12 months, we may be forced to seek alternatives such a joint venture or licensing our product. If we are unsuccessful in securing alternative sources of revenue, we may have to cease operations or sell off existing inventory at liquidating prices.

Because we rely on others for production of our product, we do not anticipate making any significant capital expenditures for new equipment or other assets during 2009. If additional equipment does become necessary, we believe that we may have to seek outside financing or utilize any funds that may come from the private placement to acquire the equipment or assets.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2009. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LILM, INC.

Date: November 16, 2009	By: /S/	GEORGE I. NORMAN, III
George I. Norman, III
President, C.E.O. and Director
(Principal Accounting Officer)