Form 10-K
period 2009-12-31
LILM, INC.
filed 2010-03-31
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

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

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐  No ☒

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

                                                                                                                                                 Yes ☐       No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2009, the last business day of the registrant’s most recently completed second quarter, was $148,055. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2009 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 26, 2010 was 2,603,750.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

LILM, Inc.

TABLE OF CONTENTS

Page

PART I

Item 1.	Business	3

Item 1A.	Risk Factors	7

Item 1B.	Unresolved Staff Comments	9

Item 2.	Properties	9

Item 3.	Legal Proceedings	9

Item 4.	Reserved	9

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities	10

Item 6.	Selected Financial Data	11

Item 7.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	12

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 8.	Financial Statements and Supplementary Data	17

Item 9.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure	17

Item 9A(T).	Controls and Procedures	17

Item 9B	Other Information	17

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	17

Item 11.	Executive Compensation	19

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters	19

Item 13.	Certain Relationships and Related Transactions and Director Independence	19

Item 14.	Principal Accounting Fees and Services	19

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	20

Signatures	30

                                                                                              PART I

Item 1.	Business

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

Since 2000, we have maintained our corporate offices in Salt Lake City, Utah and also kept an adjunct office in Las Vegas, Nevada until 2004. In December of 2004, we closed our Las Vegas office and moved all operations to Salt Lake City, Utah. In connection with this move, on December 10, 2004, we created a new Utah corporation as a wholly owned subsidiary under the name of LiL Marc, Inc. We then transferred all of our assets to LiL Marc, Inc. (Utah) in January 2005, in exchange for all 1,500,000 shares (100% of LiL Marc(s outstanding common stock. By incorporating in Utah as LiL Marc, Inc., we consolidated our operations in one location and reduced duplicated operating expenses.

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

The LiL Marc is marketed as a stand-alone unit with a removable support to stand the unit at the proper height for young boys. It can be easily transported to another room or used when traveling. The LiL Marc may also be attached to a wall or door using the mounting bracket and screws, both provided with the unit. The mounting bracket holds the unit securely and slides off easily to empty and clean with any detergent or bathroom cleaner. The LiL Marc features a built-in pour spout that makes it easy to empty and clean. The LiL Marc is a one-time purchase and does not need any other supplies. It is designed so that young boys of all sizes can comfortably stand while facing the unit. It has a height of 24 inches and a width of just over 10 inches.

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

Cost of production, based on a projected 5,000 LiL Marcs manufactured, is approximately $2.94 per urinal and $2.00 per stand. Due to the size and shape of the LiL Marc, packaging and shipping initially required a special order box. However, we have developed a shrink-wrap package that costs approximately $1.50 per unit. We currently assemble the product at our Salt Lake City facility and individually shrink wraps each product using an American International Electric, Inc. shrink packaging system. This system can wrap one unit in a two-and-a-half minute time period. The product is then placed in a brown shipping box. Thus, the total manufacturing and packaging cost are approximately $6.44 per finished LiL Marc, which has a suggested retail price of $22.95.

We are committed to produce our product solely in America and the product has an industry recyclable rating of 2. This rating appears as a commonly used recyclable symbol (triangular shape) with the number 2 and the word "HOPE," denoting that the product is made of a plastic resin consisting of high density polyethylene. The recycle applications are common drainage pipe, liquid laundry detergent bottles, oil bottles, pens, benches, doghouses, recycling containers, floor tile, picnic tables, fencing, lumber, and mailbox posts.

We guarantee the LiL Marc Potty Trainer against defects in materials and workmanship for a period of two years from the date of purchase. If the product is found to be defective, we will replace it with a new LiL Marc and pay shipping for the replaced product. To date, there have been no claims filed or requests for replacement products.

Marketing

The LiL Marc, it is marketed through our websites at www.LiLMarc[dot]com and www.BoysPottyTraining[dot]com The LiL Marc is also represented on several other websites that specialize in the marketing of potty training products for boys, which enhances the visibility of the product. Currently these resellers include PottyTrainingSolutions.com, PottyTrainingConcepts[dot]com, ZipBaby[dot]com and Babybungalow[dot]com. We have realized only nominal international sales.

In 2005, Narmin Parpia of PottyTrainingConcepts[dot]com, an Internet web reseller of our product, displayed the LiL Marc at a national trade show, but met with little success. Management believes that we need to sponsor our own display at future shows for any meaningful results. Due to the extremely high costs of participating in national trade shows, management has no current plans to do so. Management believes that the worldwide web gives the highest degree of visibility for the LiL Marc at this time.

The LiL Marc inventor did perform limited test marketing in 1993, which included pricing information, product layout suggestions, and some mail order product introduction. However, we have not performed any significant test marketing in recent years.

Competition

Competitive conditions in the industry are dependent on the products and marketing ability of the various companies that are selling similar potty training products. Management believes that there are currently four or five companies marketing products similar to the LiL Marc. These products range from simple colored floating targets to complex molded adaptations that are attached to the toilet bowl. There is currently only one other free standing urinal in the marketplace, the "Peter Potty," but its retail price of $49.95 far exceeds the LiL Marc price of $22.95 and its upper water reservoir and flushing design limits its portability. We offer the only free-standing training urinal that does not require a water source, making it completely portable. Current competitors require a commode basin to attach their product, such as the "Weeman," or require a water source to fill the urinal flushing tank, as in the "Peter Potty."

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

The other competition to the LiL Marc is a wide variety of standard potty trainer (potties(designed for either little boys or girls that are produced and marketed through much larger companies. These competitors have a marketing advantage over the LiL Marc because their products are usually sold in nationwide retail stores through wholesale distributors. Additionally, these larger competitors have marketing budgets that allow them to advertise in toddler and parenting magazines and on television. We do not have a budget or the ability for national advertising and marketing and instead, must rely on our website and on the websites of resellers as well as word of mouth from customers. When compared with these larger companies, we are at a competitive disadvantage as to marketing and advertising. Management believes that our competitive position is more advantageous against these larger companies because the LiL Marc is a stand alone urinal compared to standard trainer potties. Our product has similar pricing to most trainer potties.

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

Item 1A.	Risk Factors

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

We were incorporated in December 1999 as a wholly owned subsidiary of LiL Marc, Inc. (Nevada). At that time we acquired from LiL Marc, Inc. (Nevada) the U.S. patent rights to the LiL Marc (Training Urinal,( the trade name (LiL Marc( and rights to manufacture and market the product. LiL Marc, Inc.(Nevada) initially acquired the rights to the LiL Marc product in 1997and marketed the product until the rights were assigned to us in 1999. Since acquiring the product rights from LiL Marc, Inc. (Nevada), we have had a limited operating history and incurred net losses since inception. From inception through December 31, 2009, we have incurred cumulative losses of approximately $188,090. There can be no assurance that we will produce future material revenues or achieve profitability in the immediate future or at any time, or that we will operate on a profitable basis. The potential to generate profits from our business depends on many factors, including the following:

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

In order to continue business, we may have to secure additional capital. Additional required capital may not be available at attractive terms, which would have a material negative effect on our business and operating results.

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

It is management(s intent to expand the market for our product, but only as ongoing business conditions warrant and, if necessary, funds are available. We presently operate in a limited geographical marketing area and via the Internet. In order to expand the area in which we operate, we must expand facilities, purchase additional equipment and retain additional personnel. Also, there can be no assurance that if we do expand into new areas, such expansion will be successful or that the business generated form the addition of markets will warrant the expenses necessary to facilitate the expansion. If we are unable to successfully expand our marketing area and products offered, our business may not be able to grow or possibly decrease, which will have a negative impact on future operations.

We have only one manufacturer of our product and, if this sole producer is no longer able to produce the units, we may be unable to find a replacement manufacturer and our business could be negatively affected.

Blow Molded Products is presently the only manufacturer of our product, although the stand is subcontracted to a separate entity. If Blow Molded Products was unable to continue to produce the LiL Marc units, we would have to locate another custom blow molded manufacturing company. Although the product was previously produced by Flambeau Airmold, in Redland, California, we are not certain whether they could currently produce the product on reasonable terms. Management is currently not aware of any other custom blow molded manufacturers that can offer the flexibility of orders as small as 100 and that is also capable of producing orders as large of 10,000. Accordingly, there can be no assurance that we could locate an alternate manufacturer to produce our product and, that if we are able to find an alternate, the production costs and associated expenses would be on terms favorable to us. In this event, we would suffer a delay in production that could negatively affect sales and have an adverse effect on our business and financial condition.

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

The baby products and related products industry is highly competitive and is marked by many competitors and potential competitors, many of which are much larger with much greater financial resources, such as Fisher(Price. Most existing and potential competitors also have larger market share and larger production capability, which may enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities. If we fail to compete effectively with these businesses or to address competitive developments quickly and effectively, we will not be able to grow our business or remain a viable entity.

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

Our three directors own in the aggregate approximately 72% of our outstanding voting securities. No other person owns as much as of 10% of the outstanding shares. Accordingly, the current directors will have the ability to elect all of our directors, who in turn elect all executive officers, without regard to the votes of other stockholders.

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

Item 1B.	Unresolved Staff Comments

This item is not required for a smaller reporting company.

Item 2.	Properties

We do not presently own any property.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which our company, or any subsidiary thereof, is a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently included on the OTC Bulletin Board under the symbol (LILM), although there has not been an active trading market for the shares. Secondary trading of our shares may be subject to certain state imposed restrictions. Except for being included on the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities.

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

As of March 22, 2010, there were 72 holders of record of our common stock, which does not account for stockholders whose shares may be held in a brokerage account or in other nominee name. Because there has been only a limited public trading market for our securities, no trading history is presented herein. We do not currently have outstanding any options, warrants or other securities or instruments that are convertible into shares of our common stock.

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

Accordingly, the 763,750 shares issued pursuant to the Regulation D offering in 2003 are deemed not to be (restricted( securities, unless held by an affiliate or control person of LILM. The balance of 1,820,000 shares outstanding are considered restricted securities, unless sold or otherwise transferred pursuant to a registration statement under the Securities Act or pursuant to an appropriate exemption from registration. Presently, all the 1,820,000 shares remain as restricted securities.

Subsequent to the Regulation D offering, a director purchased 63,475 shares from two investors in the offering. These shares are deemed (control( shares and are included in our calculations for restricted shares. Thus, a total of 1,883,275 shares are considered restricted securities and are held by our affiliates or controlling stockholder.

On September 17, 2009 we commenced a private placement offering to sell 2,200,000 of its common shares at a price of $0.25 per share for a term of six months. As of December 31, 2009 to the date of this report, we have sold 20,000 shares to one investor for gross proceeds of $5,000. These shares are deemed restricted shares are included in our calculations for restricted shares held by non affiliates.

Accordingly, we have a total of 1,903,275 shares that are considered restricted, of which 1,883,275 shares are held by directors or controlling stockholders, and 20,000 shares are held by non affiliates. The balances of 700,475 shares are considered freely tradable and may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate. Because a total of 1,883,275 restricted shares have been issued and outstanding for more than one year, Rule 144 of the Securities Act is available to the holders of these shares.

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

All of the 1,883,475 shares considered restricted securities and held by our three directors, are presently eligible for sale pursuant to the provisions of Rule 144, subject to the volume and other limitations set forth under Rule 144. Accordingly, assuming the conditions of Rule 144 are otherwise met, each of these individuals could sell up to 26,038 shares per three month period.

Dividend Policy

We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and invest future earnings to finance operations.

Item 6.	Selected Financial Data

This item is not required for a smaller reporting company.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

We are considered a development stage company with minimal cash assets and limited operations and revenue. Ongoing operating expense, including the costs associated with the preparation and filing of our registration statement, have been paid for by (i) the net proceeds of $55,030 (after deducting offering costs) from our stock offering in 2002; and (ii) from advances from a stockholder. A total of $25,597 has been advanced by Alewine Limited Liability Company, a 72% stockholder that is owned by two directors, George Norman and Laurie Norman and managed by Mr. Norman, our President. The debt is evidenced by a note that is payable upon demand with a provision that an interest rate of 10% would be charged on any outstanding balance not paid when due.

It is anticipated that we will require approximately $20,000 over the next 12 months to fund operations and to maintain our corporate viability. If we are unable to generate sufficient revenues from sales of our product, we may have to rely on funds from credit lines, directors and/or stockholders in the future. In March 2005, our subsidiary LiL Marc, Inc. received tentative approval for an unsecured credit line with Wells Fargo Bank in the amount of $15,000. The credit line was never used and was closed. There can be no assurance at this time that the credit line can be reopened nor do we have any other potential sources of funds available to our subsidiary or us at this time. We also do not have any further commitments from a director or stockholder to provide any additional funding.

Results of Operations

For the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

We realized revenues of $2,055 for the year ended December 31, 2009 compared to revenues of $1,517 for the year ended December 31, 2008. The increase in sales during 2009 is attributed to a 50% increase in wholesale orders from $1,131 in 2008 to $1,695 in 2009 and a decrease in retail orders from our website from $387 in 2008 to $359 in 2009.

Total expenses for 2009 were $19,026 compared to $16, 191 for 2008, a 17% increase. The increase includes a 20% increase in administrative expenses from $15,838 in 2008 to $19,000 in 2009, primarily due to a 20% increase in professional fees (from $8,050 in 2008 to $9,685 in 2009), including legal and accounting expenses. We also recorded a 38% increase in general operating related expenses in 2009, from $3,699 in 2008 to $5,095 in 2009. These increases also reflect a 3% increase in rent expense (from $4,110 in 2008 to $4,220 in 2009). We realized a net loss of $16,971 for the year ended December 31, 2009 compared to a loss of $14,674 in 2008. The increase in net loss is directly attributed to an increase in general operating related expenses and a increase in professional fees 2009.

Liquidity and Capital Resources

At December 31, 2009 and 2008, we had total assets consisting of cash $257 and $82, respectively. Total liabilities at December 31, 2009 and 2008 were $45,652 and $33,506 respectively. Total liabilities at December 31, 2009 consisted of an invoices in the amount of $13,760 for professional fees, $5,520 in past due rent and storage, $733 in past due telephone and internet and $43 in royalties and a demand note in the amount of $25,597 issued to a private limited liability company owned by two directors, George Norman and Laurie Norman. The note is payable upon demand and does not bear an interest rate. If a portion of the principal is not paid when due then the note will bear an interest rate of 10% per annum.

Because we currently have only minimal revenues and limited cash reserves, we may have to rely on directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product. There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy cash needs. At December 31, 2008, we had cash on hand of $82, working capital of a negative $33,424 and total stockholders( equity of a negative 33,424. At December 31, 2009, we had cash on hand of $257, working capital of a negative $45,395 and total stockholders( equity of a negative 45,395.

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

On September 17, 2009 we commenced a private placement offering to sell 2,200,000 of its common shares at a price of $0.25 per share for a term of six months. At that time the Board has the discretion and has extended the private placement for another month. We have unsuccessfully attempted to hire a sales agent and estimates that, if all the shares are sold, after costs of the offering and sales commission net proceeds would be approximately $495,000. As of December 31, 2009 to the date of this report, we have sold 20,000 shares ($5,000). There can be no assurance that any additional shares will be sold in the private placement.In addition,if we are unable to generate sufficient revenues, we may have to rely on funds from credit lines, directors and/or stockholders in the future

The purpose of the private placement is to make a major attempt to take the LiL Marc training urinal to a new level of visibility and, ultimately, to a new level of sales. We also plan to retire any debt, which is important for continued operations.

Pending a positive outcome of the private placement, we are considering a new look for the labeling and packaging for the product. The current packaging has a contemporary approach with a color labeling front and a black and white back, held in place with a clear plastic shrink-wrap exterior. In addition to the actual LiL Marc, we include multiple sticker inserts to assist in encouraging the potty training process. This has worked well for Internet sales and some wholesale, but may not be sufficient in larger quantities of 5,000 or 10,000 or more. The newer packaging for the LiL Marc may be in a box with one or two full sheet color labeling. Part of the labeling development process will include looking at additional or new package inserts. This can be as simple as a new source of stickers or rewards charts. We have identified some new strategic items to include in our packaging that further help distinguish our product from others and also help a caregiver and son in the potty training process. We plan to source or create and make these inserts in quantities of ten thousand to again save on the per item costs.

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

In the private placement memorandum, we have considered three different uses of proceeds models should only a partial amount of the shares be sold in the private placement. Our working capital estimates vary significantly with respect to the number of Shares sold. Our working capital needs and priorities can change substantially from a decision to carry higher inventory levels, higher more key personnel, or a strategic acquisition that might involve cash expenses and/or company stock. We are not offering any sales projections because there were too many variables at our stage of development as a start-up company to accurately project future operations.

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

Because we rely on others for production of our product, we do not expect to make any significant capital expenditures for new equipment or other assets during 2010. If additional equipment does become necessary, we believe that we may have to seek outside financing to acquire the equipment or assets.

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

We estimate that we will need a minimum monthly expenditure of approximately $550 for office costs. This monthly cost will consist of office phone and fax (approximately $52 per month), 800 number (base of $5 plus per call charge of $0.15 per minute), office rent ($200 per month), storage rent ($100 per month), and part time help for packaging (estimated to be from $80 to $120 per month). Additionally, there is a monthly Internet commerce cost of $65.

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

Net Operating Loss

We have accumulated approximately $132,659 of net operating loss carryforwards as of December 31, 2009. This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2021 through 2030. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. This could occur in the event we are purchased, acquired by or merged with another company whereby the stockholders of the new or merging company would be issued the majority of the issued and outstanding shares and our current stockholders would hold a minority of the issued and outstanding shares. This could result in an annual limitation on the amount of net operating loss carryforwards that could be used by the ongoing business.

The income tax benefit of approximately $40,000 at December 31, 2009 from the carryforwards has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since we have not started full operations.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) SFAS 165 (ASC 855-10) entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165

(ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) did not have a significant effect on our financial statements as of December 31, 2009.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance, and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. We do not expect the adoption of FAS 166 to have an impact on results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R) ”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. We do not expect the adoption of FAS 167 to have an impact on results of operations, financial condition or cash flows.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact our results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. We implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards. We do not expect the adoption of FAS 168 to have an impact on results of operations, financial condition or cash flows.

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

Item 7A.	Quantitative and Qualitative Disclosures Bout Market Risk

This item is not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

Financial statements for the fiscal years ended December 31, 2009 and 2008 have been examined to the extent indicated in their reports by Madsen & Associates, CPA(s Inc., independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America. The aforementioned financial statements are included herein starting with page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).	Controls and Procedures

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

Based upon the required evaluation, our chief executive officer and principal accounting officer concluded as of December 31, 2009, our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC(s rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers and directors are as follows:

Name	Age	Position
George I. Norman III	55	President, Chief Executive Officer and Director
Laurie J. Norman	47	Secretary / Treasurer and Director
Jessie Scott Bean	54	Director

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

No director, officer, affiliate or promoter has, within the past ten years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

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

The following discussion addresses any and all compensation awarded to, earned by or paid to our named executive officers for the fiscal years ended December 31, 2008 and 2009. We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. Both production and marketing are the responsibility of George Norman. We anticipate that during 2009 Mr. Norman will devote a minimum of 20 hours per week to our business. Laurie Norman, our Secretary / Treasurer, continues to assists Mr. Norman when needed as an office manager.

We have not paid any salaries or other compensation to officers or directors for their service on the Board of Directors for the years ended December 31, 2008 and 2009. Further, we have not entered into an employment agreement with any officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that directors will defer any compensation until such time as business operations provide sufficient cash flow to provide for salaries. As of the date hereof, no person has accrued any compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, to the best of our knowledge, as of March 30, 2009, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership	of Class(1)
Alewine Limited Liability Company (2)	1,863,475	71%
1390 South 1100 East Ste. 204
Salt Lake City, UT 84105
Jessie Scott Bean	20,000	1%
8313 Aspenbrook
Las Vegas, NV 89145
All directors and officers as	1,883,475	72%
a group (3 persons)

*	Director and/or executive officer

Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)	Based upon 2,603,750 shares of common stock outstanding on March 22, 2009.

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

Audit Fees

The aggregate fees billed by our independent auditors, Madsen & Associates, CPA(s Inc., for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2009 and 2008, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2009 and 2008, were $4,410 for 2009 and $4,500 for 2008.

Audit Related Fees

For the years ended December 31, 2009 and 2008, there were no fees billed for assurance and related services by Madsen & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

      For the years ended December 31, 2009 and 2008, no fees were billed by Madsen & Associates for tax compliance, tax advice and tax planning.

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

December 31, 2009

MADSEN & ASSOCIATES, CPAs INC.	684 East Vine St, # 3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors

LILM, INC. and Subsidiary and LIL Marc INC. (predecessor)

Salt Lake City, Utah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of LILM, INC. and Subsidiary and LIL Marc INC. (predecessor) (development stage company) at December 31, 2009, and 2008 the consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2009, and 2008 and the period April 22, 1997 (date of inception of predecessor) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LILM, INC. and Subsidiary and LIL Marc INC. (predecessor) at December 31, 2009, and 2008 the results of operations, and cash flows for the years ended December 31, 2009 and 2008 and the period April 22, 1997 (date of inception of LIL Marc, INC. (predecessor) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

March 24, 2010

/s/ Madsen & Associates, CPA(s Inc.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)

CONSOLIDATED BALANCE SHEETS

For the Years Ended December 31, 2009 and 2008

	Dec 31, 2009	Dec 31, 2008

Assests
Current Assests

Cash	$257	$82

Total Current Assets	$257	$82

Liabilities & Stockholders' Equity-deficiency
Current Liabilities

Accounts Payable	$20,055	$11,566
Note Payable- Related Party	$25,597	$21,940

Total Current Liabilities	$45,652	$33,506

Stockholders' Equity

Common Stock
25,000,000 shares authorized at $0.001 par value;
2,603,750 shares issued and outstanding	$2,604	$2,584
Capital in excess of par value	$140,091	$135,111
Accumulated deficit during development stage	($188,090	($171,119

Total Stockholders' Equity-deficiency	($45,395)	($33,424)

	$257	$82

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009 and 2008 and the Period

April 22, 1997 (date of inception of LIL MARC, INC. (predecessor)) to December 31, 2009

	Dec 31	Dec 31	Apr 22, 1997
	2009	2008	to Dec 31, 2009

Sales	$2,055	$1,517	$22,983

Cost of Goods Sold	-	-	-

Gross Profit	$2,055	$1,517	$22,983
Expenses

Administrative	$19,000	$15,838	$182,263
Royalties	$26	$18	$160
Depreciation and amortization	-	$335	$28,650
	$19,026	$16,191	$211,073

Net Loss	($16,971)	($14,674)	($188,090)

Net Loss Per Common Share

Basic and dilluted	$ (.01)	$ (.01)

Average Outstanding Shares

Basic (stated in 1000's)	2,584	2,584

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2009 and 2008 and the Period

April 22, 1997 (date of inception of LIL MARC, INC. (predecessor)) to December 31, 2009

	Common Stock		Capital in Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance December 30, 1999 (predecessor)			$51,977	($51,977)

Issuance of common shares for cash and
a patent at .0129-December 30, 1999	1,000,000	$1,000	$12
Net operating loss for the year ended
31-Dec-00				($8,867)
Inssuance of common shares for cash
at .025-June 27, 2001	800,000	$800	$19,200
Issuance of common shares for cash
at .025-August 31, 2001	20,000	$20	$480
Stock offering costs			($375)
Capital contribution- related party			$100
Net operating loss for the year ended
31-Dec-01				($13,537)
Stock offering costs			($2,500)
Net operating loss for the year ended
31-Dec-02				($13,858)
Issuance of common shares for cash
at .08-February 20, 2003	763,750	$764	$60,336
Stock offering costs			($6,070)
Net operating loss for the year ended
31-Dec-03				($18,081)
Net operating loss for the year ended
31-Dec-04				($1,731)
Net operating loss for the year ended
31-Dec-05				($12,692)
Net operating loss for the year ended
31-Dec-06				($15,821)
Net operating loss for the year ended
31-Dec-07				($19,881)
Net operating loss for the year ended
31-Dec-08				($14,674)

Balance December 31, 2008	2,583,750	$2,584	$135,111	($171,119)

Issuance of common shares for cash
at Nov 03 09	20,000	$20	$4,980
Net operating loss for the year
ended December 31, 2009				($16,971)

Balance December 31, 2009	2,603,750	$2,604	$140,091	($188,090)

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2009 and 2008 and the Period

April 22, 1997 (date of inception of LIL MARC, INC. (predecessor)) to December 31, 2009

			Apr 22, 1997 to
	Dec 31, 2009	Dec 31, 2008	Dec 31, 2009

Cash Flows From
Operating Activities

Net Loss	($16,971)	($14,674)	($188,090)

Adjustments to reconcile net loss to
net cash provided by operating activities

Issuance of common stock for expenses	-	-	$8,700

Depreciation and amortization		$335	$28,650
Changes in acocunts payable	$8,489	$7,052	$16,834
Contributions to capital- expenses	-	-	$100

Net Cash Flows Used in Operations	($8,482)	($7,287)	($133,806)

Cash Flows From Investing Activities

Purchase of patent	-	-	($28,650)
Purchase office equipment	-	-	($2,096)

Cash Flows From Financing Activities

Advances from related party	$3,657	$7,143	$25,597
Proceeds from issuance of common stock net of costs	$5,000	-	$139,212

Net Change in Cash	$175	($144)	$257
Cash at Beginning of Period	$82	$226	-

Cash at End of Period	$257	$82	$257

NON CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES

Issuance of 922,900 common shares for a patent- 2000			$11,963
Contributions to capital- expenses- 2001			$100

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

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

Included in the following financial statements are the combined statements of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to December 31, 2009.

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

On December 31, 2009, the Company had a net operating loss available for carryforward of $132,659. The income tax benefit of approximately $40,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations. The net operating loss will expire starting in 2021 through 2030.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2009

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
December 31, 2009

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 72% of the outstanding common stock of the Company and have made demand, no interest loans to the Company of $25,597.

5. PRIVATE PLACEMENT

On September 17, 2009 the Company commenced a private placement offering of 2,200,000 of its common shares $.001 par value at a price of $0.25 per share. On November 3, 2009 the Company sold 20,000 shares of that offering.

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

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2009

7. SUBSEQUENT EVENTS

Since December 31, 2009 and to the date of this report there has not been any material subsequent event to report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LILM, Inc.

By: /s/ GEORGE I. NORMAN, III
George I. Norman, III
President and C.E.O.

Dated:	March 31, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

March 31, 2010
/S/	GEORGE I. NORMAN, III	President, C.E.O. and director
George I. Norman, III	(Principal Accounting Officer)

March 31, 2010
/S/	LAURIE J. NORMAN	Secretary / Treasurer and Director
Laurie J. Norman

March 31, 2010

/S/	JESSIE SCOTT BEAN	Director

Jessie Scott Bean