Form 10-Q
period 2010-03-31
LILM, INC.
filed 2010-05-14
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                  Yes No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 10, 2010

Common Stock, $0.001 par value	2,623,750

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4(T).	Controls and Procedures	17

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Securities Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures	19

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheets of LILM, Inc. and Subsidiary and LiL Marc, Inc. (predecessor) (development stage company) as of March 31, 2010 and December 31, 2009 (audited), related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2010 and 2009 and the period April 22, 1997 (date of inception of predecessor) to March 31, 2010, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010 or any other subsequent period.

LILM, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2010 and December 31, 2009

LILM, INC, and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)

CONSOLIDATED BALANCE SHEETS -unaudited

March 31, 2010 and December 31, 2009

	Mar. 31	Dec. 31,
	2010	2009
Assets
Current Assets	-	-

Cash	-	$ 257

Total Current Assets	$ -	257

Total Assets	-	$ 257

Liabilities & Stockholders' Equity
Current Liabilities

Accounts Payable	$ 24,467	$ 20,055
Notes Payable- Related Party	25,933	25,597

Total Current Liabilities	50,400	45,652

Stockholders' Equity

Common Stock
25,000,000 shares authorized at $0.001 par value;
2,603,750 shares issued and outstanding	2,604	2,604
Capital in excess of par value	140,091	140,091
Accumulated deficit during development stage	(193,095)	(188,090)

Total Stockholders' Equity	(50,400)	(45,395)

	-	$ 257

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS - unaudited

For the Three Months Ended March 31, 2010 and 2009 and the

Period April 22, 1997 (date of inception of predecesor) to March 31, 2010

			April 22, 1997
	March 31, 2010	March 31, 2009	to Mar 31, 2010

SALES	$ 964	$ 423	$ 23,947

COST OF GOODS SOLD	-	-	-

Gross Profit	$964	$ 423	$ 23,947

EXPENSES
Administrative	5,957	801	188,220
Royalties	12	5	172
Depreciation and amortization	-	-	28,650
	5,969	806	217,042

Net Loss	($ 5,005)	($ 383)	($ 193,095)

Net Loss Per Common Share

Basic and dilluted	$ -	$ -

Average Outstanding Shares

Basic (stated in 1000's)	2,603	2,603

The accompanying notes are an integral part of these financial statements.

LILM, INC, and SUBSIDIARY and LIL MARC, INC. (predecessor)

(Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited

For the Three Months Ended March 31, 2010 and 2009 and the

Period April 22, 1997 (date of inception of predecessor) to March 31, 2010

			Apr 22, 1997
			to
	Mar. 31, 2010	Mar. 31, 2010	Mar. 31, 2010
Cash Flows From
Operating Activities

Net Loss	($5,005)	($383)	($193,095)

Adjustments to reconcile net loss to
net cash provided by operating activities

Issuance of common stock for expenses	-	-	8,700
Depreciation and amortization	-	-	28,650
Changes in accounts payable	4,412	25	21,246
Contributions to capital- expenses	-	-	100

Net Cash Flows Used in Operations	(593)	(358)	(134,399)

Cash Flows From Investing Activities

Purchase of patent	-	-	(28,650)
Purchase office equipment	-	-	(2,096)

Cash Flows From Financing Activities

Advances from related party	336	330	25,933
Proceeds from issuance of common stock net of costs	-	-	139,212

Net Change in Cash	(257)	(28)	-
Cash at Beginning of Period	257	82	-

Cash at End of Period	-	$ 54	-

NON CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES

Issuance of 922,900 common shares for a patent- 2000			$ 11,963
Contributions to capital- expenses- 2001			100

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

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

Included in the following financial statements are the combined statements of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to March 31, 2010.

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

On March 31, 2010, the Company had a net operating loss available for carryforward of $137,664. The income tax benefit of approximately $41,299 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations. The net operating loss will expire starting in 2021 through 2031.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

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
March 31, 2010

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 72% of the outstanding common stock of the Company and have made demand, no interest loans to the Company of $25,933.

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

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010

7. SUBSEQUENT EVENTS

On April 3, 2010 the Company sold 20,000 shares in connection with a private placement offering of 2,200,000 of its common shares $.001 par value at a price of $0.25 per share.

Since March 31, 2010 and to the date of this report there has not been any other material subsequent event to report.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Results of Operations

We are a development stage company with limited cash assets, operations and revenue. Ongoing operating expense, including the costs associated with the preparation and filing with the SEC of our periodic reports, have been paid for by the net proceeds from our initial stock offering in 2002 and from advances from a stockholder. A total of $25,933 has been advanced by Alewine Limited Liability Company, a 72% stockholder that is managed by our President, George I. Norman, III. The debt is evidenced by a promissory note that is payable upon demand with a provision that an interest rate of 10% would be charged on any outstanding balance not paid when due.

It is anticipated that we will require approximately $20,000 over the next 12 months to fund operations and to maintain our corporate viability. If we are unable to generate sufficient revenues, we may have to rely on funds from credit lines, directors and/or stockholders in the future. There can be no assurance at this time that any potential sources of funds will be available. We also do not have any further commitments from a director or stockholder to provide any additional funding. We have commenced a private offering of our securities, but there can be no assurance that this will be successful If we are unable to obtain necessary additional working capital, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

During the three month period ended March 31, 2010, we realized revenues of $964 compared with $423 for the three month period ended March 31, 2009. Revenues for the 2010 period were the result of Internet retail and wholesale orders, which increased 128% ($542) for the first quarter. Revenues for the 2009 period were also from internet retail and wholesale orders. The first quarter increase was due to a 168% increase ($605) in wholesale orders.

Total expenses were $5,969 for the first quarter of 2010 compared to $806 for the corresponding period 2009 period. Expenses during the first quarter of 2010 were primarily for administrative expenses, which increased 643% ($5,156) for the first quarter. The first quarter increase was primarily attributed to a 4,265% increase ($4,265) in professional fees and a 80% increase ($756) general operating expenses, due to the timing of payments and varying monthly charges.

The net loss for the first quarter of 2010 was $5,005 compared with a net loss of $806 for the first quarter of 2009. The increase in net loss is due to the increases in professional fees and general operating expenses, partially offset by the increase in sales.

Liquidity and Capital Resources

At March 31, 2010 and December 31, 2009, we had total assets consisting of cash of $0 and $257, respectively. Total liabilities at March 31, 2010 and December 31, 2009were $50,400 and $45,652 respectively. Total liabilities at March 31, 2010 consisted of $13,940 for legal fees, $3,775 for accounting fees, $6,559 for office rent, $193 for miscellaneous which includes royalties due and a demand note in the amount of $25,933 issued to a private limited liability company owned by two directors, George Norman and Laurie Norman. The note is payable upon demand and does not bear an interest rate. If a portion of the principal is not paid when due then the note will bear an interest rate of 10% per annum.

Because we currently have only minimal revenues and limited cash reserves, we anticipate that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product. There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy its cash needs. At March 31, 2010, we had cash on hand of $0, working capital of a negative $50,400 and total stockholders’ equity of a negative $50,400. At December 31, 2009, we had cash on hand of $257, working capital of a negative $45,395 and total stockholders’ equity of a negative $45,395.

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

On September 17, 2009 we commenced a private placement offering to sell 2,200,000 of its common shares at a price of $0.25 per share for a term of six months. The Board has the discretion and has extended the private placement for another 6 months. As of March 31, 2010 and to the date of this report, we have sold 40,000 shares ($10,000). There can be no assurance that any additional shares will be sold in the private placement.In addition,if we are unable to generate sufficient revenues, we may have to rely on funds from credit lines, directors and/or stockholders in the future

The purpose of the private placement is to make a major attempt to take the LiL Marc training urinal to a new level of visibility and, ultimately, to a new level of sales. We also plan to retire any debt, which is important for continued operations.

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

We estimate that we will need a minimum monthly expenditure of approximately $1,000 for office costs. This monthly cost includes an office phone and fax (approximately $55 per month), 800 number (base of $5 plus per call charge of $0.15 per minute), office rent ($200 per month), storage rent ($130 per month), and part time help for packaging (estimated to be from $80 to $120 per month). Additionally, there is a monthly Internet commerce cost of $100.

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

Currently, we have two employees. Our President devotes approximately 20 hours per week to our business and our Secretary assists on an as-needed basis. We also have a part-time laborer for packaging and shipping product. Management believes that these employees will be adequate for the foreseeable future, or until production reaches a level to justify additional employees. Further, we believe that in the event increased business necessitates additional employees, we will be able to pay the added expenses of these employees from increased revenues.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2010. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LILM, INC.

Date: May 13, 2010	By:	/s/ GEORGE I. NORMAN, III
George I. Norman, III

President, C.E.O. and Director

(Principal Accounting Officer)