Form 10-Q
period 2010-06-30
LILM, INC.
filed 2010-08-16
CIK 1357671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2010

[   ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Don not check if a smaller reporting company.)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No   X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 13 2010
Common Stock, $0.001 par value	2,633,750

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of LILM, Inc. and Subsidiary and LiL Marc, Inc. (predecessor) (development stage company)  as of June  30, 2010 and audited balance sheet at December 31, 2009, related unaudited statements of operations, and cash flows for the three and six months ended June 30, 2010 and 2009 and the period April 22, 1997 (date of inception of predecessor) to June 30, 2010, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended June 30, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010 or any other subsequent period.

LILM, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2010 and December 31, 2009

LILM, INC, and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED BALANCE SHEETS -unaudited
June 30, 2010 and December 31, 2009

	June 30, 2010	Dec. 31, 2009

Assets
Current Assets

Cash	$ 2,360	$ 257

Total Current Assets	2,360	257

Total Assets	$2,360	$257

Liabilities & Stockholders' Equity
Current Liabilities

Accounts Payable	$ 26,112	$ 20,055
Note Payable- Related Party	21,272	25,597

Total Current Liabilities	47,384	45,652

Stockholders' Equity

Common Stock
25,000,000 shares authorized at $0.001 par value;
2,634,750 shares issued and outstanding	2,634	2,604
Capital in excess of par value	147,561	140,091
Accumulated deficit during development stage	(195,219)	(188,090)

Total Stockholders' Equity	(45,024)	(45,395)

	$ 2,360	$ 257

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS - unaudited
For the Three and Six Months Ended June 30, 2010 and 2009 and the
Period April 22, 1997 (date of inception of predecesor) to June 30, 2010

	Three Months		Six Months		April 22, 1997
	June 30		June 30		to
	2010	2009	2010	2009	June 30, 2010

Sales	$2,978	$941	$3,942	$1,364	$26,925

Cost of Goods Sold	-	-	-	-	-

Gross Profit	$2,978	$941	$3,942	$1,364	$26,925
Expenses

Administrative	5,068	6,190	11,025	6,991	193,288
Royalties	34	13	46	18	206
Depreciation and amortization	-	-	-	-	28,650
	5,102	6,203	11,071	7,009	222,144

Net Loss	($2,124)	($5,262)	($7,129)	($5,645)	($195,219)

Net Loss Per Common Share

Basic and dilluted	$ -	$ -	$ -	$ -

Average Outstanding Shares

Basic (stated in 1000's)	2,623	2,584	2,623	2,584

LILM, INC, and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited
For the Six Months Ended June 30, 2010 and 2009 and the
Period April 22, 1997 (date of inception of predecessor) to June 30, 2010

			April 22, 1997
			to
	June 30, 2010	June 30, 2009	Jun 30, 2010
Cash Flows From
Operating Activities

Net Loss	$(7,129)	$(5,645)	$(195,219)

Adjustments to reconcile net loss to
net cash provided by operating activities

Issuance of common stock for expenses	-	-	8,700
Depreciation and amortization	-	-	28,650
Changes in accounts payable	6,057	1,628	22,891
Contributions to capital- expenses	-	-	100

Net Cash Flows Used in Operations	(1,072)	(4,017)	(134,878)

Cash Flows From Investing Activities

Purchase of patent	-	-	(28,650)
Purchase office equipment	-	-	(2,096)

Cash Flows From Financing Activities

Advances from related party	(4,325)	4,056	21,272
Proceeds from issuance of common stock net of costs	7,500	-	146,712

Net Change in Cash	2,103	39	2,360
Cash at Beginning of Period	257	82	-

Cash at End of Period	$2,360	$121	$2,360

NON CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES

Issuance of 922,900 common shares for a patent- 2000			$11,963
Contributions to capital- expenses- 2001			100

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

1.    ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on December 30, 1999 with authorized common stock of 25,000,000 shares with a par value of $.001.

The principal business activity of the Company is to manufacture and market the ALiL Marc@  urinal used in the training of young boys.

During January 2005 the Company organized ALiL Marc, Inc.@, in the state of Utah, and transferred all its assets, liabilities, and operations to LiL Marc Inc. in exchange for all of the outstanding stock of LiL Marc, Inc. for the purpose of continuing the operations in the subsidiary.

ALiL Marc, Inc.@ (predecessor) was incorporated under the laws of the state of Nevada on April 22, 1997 for the purpose of marketing and sales of the ALiL Marc@ training urinal for use by young boys. The marketing and sales activity was transferred to LILM, Inc. on December 30, 1999.

Included in the following financial statements are the combined statements of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to June 30, 2010.

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

On June 30, 2010, the Company had a net operating loss available for carryforward of $139,788. The income tax benefit of approximately $41,936 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations.  The net operating loss will expire starting in 2021 through 2031.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2010

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
June 30, 2010

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  PATENT

The Company acquired a patent,   from a related party, for the ALiL Marc@ training urinal and was recorded at the predecessor cost, less amortization. The patent was issued on July 16, 1991 and has been fully amortized.

The terms of the acquisition of the patent includes a royalty of $.25, due to the inventor, on the sale of each training urinal.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 72% of the outstanding common stock of the Company and have made demand, no interest loans to the Company of $21,272.

5.  PRIVATE PLACEMENT

On September 17, 2009 the Company commenced a private placement offering of 2,200,000 of its common shares $.001 par value at a price of $0.25 per share.  On November 3, 2009 the Company sold 20,000 shares of that offering. On April 6, 2010 the Company sold 20,000 shares of that offering.  On June 29, 2010 the Company sold 10,000 shares of that offering.

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

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2010

7. SUBSEQUENT EVENTS

         Since June 30, 2010 and to the date of this report there has not been any other material subsequent event to report.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Results of Operations

We are a development stage company with limited cash assets, operations and revenue. Ongoing operating expense, including the costs associated with the preparation and filing with the SEC of our periodic reports, have been paid for by the net proceeds from our initial stock offering in 2002 and from advances from a stockholder.  A total of $21,272 has been advanced by Alewine Limited Liability Company, a 72% stockholder that is managed by our President, George I. Norman, III.  The debt is evidenced by a promissory note that is payable upon demand with a provision that an interest rate of 10% would be charged on any outstanding balance not paid when due.

It is anticipated that we will require approximately $20,000 over the next 12 months to fund operations and to maintain our corporate viability.  If we are unable to generate sufficient revenues, we may have to rely on funds from credit lines, directors and/or stockholders in the future. There can be no assurance at this time that any potential sources of funds will be available.  We also do not have any further commitments from a director or stockholder to provide any additional funding.  We have commenced a private offering of our securities, but there can be no assurance that this will be successful.  If we are unable to obtain necessary additional working capital, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

During the second quarter ended June 30, 2010, we realized revenues of $2,978 compared with $941 for the second quarter ended June 30, 2009.  Revenues for the 2010 period were the result of Internet retail and wholesale orders, which increased 216% ($2,037) for the second quarter.  Revenues for the 2009 period were also from Internet retail and wholesale orders. The second quarter increase was due to a 350% increase ($558) in retail orders and a189% increase ($1,480) in wholesale orders.

Total expenses were $5,102 for the second quarter of 2010 compared to $6,203 for the corresponding period 2009 period.  Expenses during the second quarter of 2010 were primarily for administrative expenses, which decreased 18% ($1,122) for the second quarter.  The second quarter decrease was primarily attributed to a 42% decrease ($1,375) in professional fees.

During the six months ended June 30, 2010, we realized revenues of $3,942 compared with $1,364 for the six months ended June 30, 2009.  Revenues for the 2010 period were the result of Internet retail and wholesale orders, which increased 189% ($2,578) for the six months.  Revenues for the 2010 period were also from Internet retail and wholesale orders.  The first six months increase was due to a 248% increase ($552) in retail orders and a 245% increase ($2,800) in wholesale orders.

Total expenses were $11,071 for the six month period ended June 30, 2010 compared to $7,009 for the corresponding 2009 period, an increase of 58% ($4,062) for the 2010 period.  Expenses during the 2010 six month period were primarily for administrative expenses, which increased 58% ($4,034), primarily due to an 89% increase ($2,890) in professional fees associated with filing our requisite periodic reports with the SEC.  Also during this same period, we had a 94% increase ($1,404) in general operating expenses.

The net loss for the second quarter of 2010 was $2,124 compared with a net loss of $5,262 for the second quarter of 2009.  The decrease in net loss is due to a $1,375 decrease in professional fees and an increase of $2,037 in sales.

The net loss for the first six months of 2010 was $7,129 compared with a net loss of $5,845 for the first six months of 2009, an increase of $1,284 for the 2010 period.  The increased net loss during the first six months of 2010 was due to an increase of $2,890 in professional fees and an increase of $1,404 in general operating expenses, partially offset by a $ 2,578 increase in sales.

Liquidity and Capital Resources

At June 30, 2010 and December 31, 2009, we had total assets consisting of cash of $2,380 and $257, respectively. Total liabilities at June 30, 2010 and December 31, 2009 were $47,384 and $45,652 respectively.  Total liabilities at June 30, 2010 consisted of $14,435 for legal fees, $4,530 for accounting fees, $6,720 for office rent and storage, $427 for miscellaneous that includes royalties due, and a demand note in the amount of $21,272 issued to a private limited liability company owned by two directors, George Norman and Laurie Norman.  The note is payable upon demand and does not bear an interest rate.  If a portion of the principal is not paid when due then the note will bear an interest rate of 10% per annum.

Because we currently have only minimal revenues and limited cash reserves, we anticipate that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product.  There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy cash needs.  At June 30, 2010, we had cash on hand of $2,380, working capital of a negative $45,004 and total stockholders’ equity of a negative $45,024.  At December 31, 2009, we had cash on hand of $257, working capital of a negative $45,395 and total stockholders’ equity of a negative $45,395.

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

        On September 17, 2009 we commenced a private placement offering to sell 2,200,000 of its common shares at a price of $0.25 per share for a term of six months. The Board has the discretion and has extended the private placement for another 6 months. As of June 30, 2010 and to the date of this report, we have sold 50,000 shares ($12,500).  There can be no assurance that any additional shares will be sold in the private placement. In addition, if we are unable to generate sufficient revenues, we may have to rely on funds from credit lines, directors and/or stockholders in the future

      The purpose of the private placement is to make a major attempt to take the LiL Marc training urinal to a new level of visibility and, ultimately, to a new level of sales.  We also plan to retire any debt, which is important for continued operations.

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

Because we rely on others for production of our product, we do not anticipate making any significant capital expenditures for new equipment or other assets during 2010.  If additional equipment does become necessary, we believe that we may have to seek outside financing to acquire the equipment or assets.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2010. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, we sold to two investors an aggregate of 30,000 shares of our common stock at $0.25 per share, for gross proceeds of $7,500 pursuant to our private placement.  The offering is being made in reliance upon exemptions from registration under the Securities Act of 1933 provided by Section 4(2) of the Act and Regulation D, Rule 506 promulgated thereunder.

Item 3.                      Defaults Upon Senior Securities

This Item is not applicable.

Item 4.                      (Removed and Reserved)

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

LILM, INC.

Date: August 16, 2010	By: /S/ George I. Norman, III
George I Norman, III
President, C.E.O. and Director
(Principal Accounting Officer)