Form 10-Q
period 2010-09-30
LILM, INC.
filed 2010-11-15
CIK 1357671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2010

☐                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File Number  000-51872

LILM, INC.
(Exact name of registrant as specified in its charter)

UTAH	87-0645394
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

1390 South 1100 East # 204, Salt Lake City, Utah 84105-2463
(Address of principal executive offices)

(801) 322-0253
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes x    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No   X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 11, 2010
Common Stock, $0.001 par value	2,633,750

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of LILM, Inc. and Subsidiary and LiL Marc, Inc. (predecessor) (development stage company) as of September 30, 2010 and audited balance sheet at December 31, 2009, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and nine months ended September 30, 2010 and 2009 and the period April 22, 1997 (date of inception of predecessor) to September 30, 2010, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended September 30, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010 or any other subsequent period.

LILM, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2010 and December 31, 2009

LILM, INC, and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED BALANCE SHEETS September 30, 2010 and December 31, 2009

	(Unaudited)
	September 30,	December 31,
	2010	2009
Assets
Current Assets

Cash	-	$ 257

Equipment	$ 510	-

Total Current Assets	510	257

Total Assets	$510	$257

Liabilities & Stockholders' Equity
Current Liabilities

Accounts Payable	$ 29,027	$ 20,055
Note Payable- Related Party	19,885	25,597

Total Current Liabilities	48,912	45,652

Stockholders' Equity

Common Stock
25,000,000 shares authorized at $0.001 par value;
2,633,750 shares issued and outstanding	2,634	2,604
Capital in excess of par value	147,561	140,091
Accumulated deficit during development stage	(198,597)	(188,090)

Total Stockholders' Equity	(48,402)	(45,395)

	$ 510	$ 257

The accompanying notes are an iintegral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS - unaudited
For the Three and Nine Months Ended September 30, 2010 and 2009 and the
Period April 22, 1997 (date of inception of predecesor) to September 30, 2010

	Three Months		Nine Months
	September 30,		September 30,		April 22, 1997
	2010	2009	2010	2009	to Sept 30, 2010

Sales	$ 2,919	$ 392	$ 6,861	$ 1,756	$ 29,844

Cost of Goods Sold	-	-	-	-

Gross Profit	$2,919	$392	$ 6,861	$ 1,756	$ 29,844
Expenses

Administrative	6,268	3,415	17,293	10,407	199,556
Royalties	29	5	75	22	235
Depreciation and amortization	-	-	-	-	28,650
	6,297	3,420	17,368	10,429	228,442

Net Loss	$ (3,378)	$ (3,028)	$ (10,507)	$ (8,673)	$ (198,597)

Net Loss Per Common Share

Basic and dilluted	$ -	$ -	$ -	$ -

Average Outstanding Shares

Basic (stated in 1000's)	2,633	2,584	2,633	2,584

The accompanying notes are an integral part of these financial statements.

LILM, INC, and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited
For the Nine Months Ended September 30, 2010 and 2009 and the
Period April 22, 1997 (date of inception of predecessor) to Sept 30, 2010

	September 30,		Apr 22, 1997 to
	2010	2009	Sept 30, 2010
Cash Flows From
Operating Activities

Net Loss	($10,507)	($8,673)	($198,597)

Adjustments to reconcile net loss to
net cash provided by operating activities

Issuance of common stock for expenses	-	-	8,700
Depreciation and amortization	-	-	28,650
Changes in accounts payable	8,972	3,187	25,806
Contributions to capital- expenses	-	-	100

Net Cash Flows Used in Operations	(1,535)	(5,486)	(135,341)

Cash Flows From Investing Activities

Purchase of patent	-	-	(28,650)
Purchase of equipment	(510)		(510)
Purchase office equipment	-	-	(2,096)
Net cash used in investing activities	(510)		(31,256)

Cash Flows From Financing Activities

Note payable from related party	(5,712)	5,404	29,392
Payments to related party	(9,507)	-	(9,507)
Proceeds from issuance of common stock net of costs	7,500	-	146,712
Net Cash Flows provided by Financing Activities	1,788	5,404	166,597

Net Change in Cash	(257)	(82)	-
Cash at Beginning of Period	257	82	-

Cash at End of Period	-	-	-

SUPPLEMENTAL DISCLOSURE OF NON CASH
INVESTING AND FINANCING ACTIVITIES

Issuance of 922,900 common shares for a patent - 2000			$ 11,963
Issuance of common stock for expenses			8,700
Contributions to capital- expenses - 2001			100

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

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

Included in the following financial statements are the combined statements of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to September 30, 2010.

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

On September 30, 2010, the Company had a net operating loss available for carryforward of $143.166. The income tax benefit of approximately $42,950 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations.  The net operating loss will expire starting in 2021 through 2031.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010

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
September 30, 2010

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  EQUIPMENT

The Company on August 2, 2010 purchased an injection mold from a China consortium for $510 to produce the base and stand for the Lil Marc training urinal. The mold is not in use. The Company will be required to make another payment of $1200 to put the mold into production.

4.  PATENT

The Company acquired a patent, from a related party, for the ALiL Marc@ training urinal and was recorded at the predecessor cost, less amortization. The patent was issued on July 16, 1991 and has been fully amortized.

The terms of the acquisition of the patent includes a royalty of $.25, due to the inventor, on the sale of each training urinal.

5..  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 72% of the outstanding common stock of the Company and have made demand, no interest loans to the Company of $19,885.

6.  PRIVATE PLACEMENT

On September 17, 2009 the Company commenced a private placement offering of 2,200,000 of its common shares $.001 par value at a price of $0.25 per share.  On November 3, 2009 the Company sold 20,000 shares of that offering. On April 6, 2010 the Company sold 20,000 shares of that offering.  On June 29, 2010 the Company sold 10,000 shares of that offering.

7. GOING CONCERN

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

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010

8. SUBSEQUENT EVENTS

         The Company has evaluated subsequent events through September 15, 2010, which is the date the financial statements were issued.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Results of Operations

We are a development stage company with limited cash assets, operations and revenue. Ongoing operating expense, including the costs associated with the preparation and filing with the SEC of our periodic reports, have been paid for by the net proceeds from our initial stock offering in 2002 and from advances from a stockholder.  A total of $19,885 has been advanced by Alewine Limited Liability Company, a 72% stockholder that is managed by our President, George I. Norman, III.  The debt is evidenced by a promissory note that is payable upon demand.

 It is anticipated that we will require approximately $20,000 over the next 12 months to fund operations and to maintain corporate viability.  If we are unable to generate sufficient revenues, we may have to rely on funds from credit lines, directors and/or stockholders in the future. There can be no assurance at this time that any potential sources of funds will be available.  We also do not have any further commitments from a director or stockholder to provide any additional funding.  We have commenced a private offering of our securities, but there can be no assurance that this will be successful.  If we are unable to obtain necessary additional working capital, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

During the third quarter ended September 30, 2010, we realized revenues of $2,919 compared with $392 for the third quarter ended September 30, 2009.  Revenues for the 2010 period were the result of internet retail and wholesale orders, which increased 645% ($2,527) for the third quarter.  Revenues for the 2009 period were from internet retail and wholesale orders. The third quarter increase was due to a 1215% increase ($1,118) in retail orders and a 470% increase ($1,409) in wholesale orders.

Total expenses were $6,297 for the third quarter of 2010 compared to $3,420 for the corresponding period 2009 period.  Expenses during the third quarter of 2010 were primarily for general and administrative expenses, which increased 84% ($2,853) for the third quarter.  The third quarter increase was primarily attributed to a 2,389% increase ($1,840) in postage and shipping and 710% increase ($710) in travel.

During the nine months ended September 30, 2010, we realized revenues of $6,861compared with $1,756 for the nine months ended September 30, 2010.  Revenues for the 2010 period were the result of internet retail and wholesale orders, which increased 290% ($5,105) for the nine months.  Revenues for the 2010 period were from internet retail and wholesale orders.  The first nine months increase was due to a 531% increase ($1,670) in retail orders and a 238% increase ($3,435) in wholesale orders.

Total expenses were $17,368 for the nine month period ended September 30, 2010 compared to $10,429 for the corresponding 2009 period, an increase of 67% ($6,939) for the 2010 period.  Expenses during the 2010 nine month period were primarily for general and administrative expenses, which increased 66% ($6,886), primarily due to a 548% increase ($2010) in postage and shipping, a 62% increase ($423) in telephone, fax , and internet charges, a 56% increase ($2,666) in professional fees associated with our SEC filings, 710% increase ($710) in travel and an 198% increase ($309) of goodwill and community sponsored events.

The net loss for the third quarter of 2010 was $3,378 compared with a net loss of $3,028 for the third quarter of 2009, an increase of $350 for the 2010 period.  The increase in net loss is due primarily to a $2,853 increase in administrative expenses offset by an increase of $2,527 in sales.

The net loss for the first nine months of 2010 was $10,507 compared with a net loss of $8,673 for the first nine months of 2009, an increase of $1,834 for the 2010 period.  The increase net loss during the first nine months of 2010 was due primarily to a $6,939 increase in administrative expenses offset by an increase of $5,105 in sales.

Liquidity and Capital Resources

At September 30, 2010 and December 31, 2009, we had total assets consisting of $0.00 cash and $257, respectively. Total liabilities at September 30, 2010 and December 31, 2009 were $48,912 and $45,652 respectively.  Total liabilities at September 30, 2010 consisted of $14,930 for legal fees, $5,285 for accounting fees, $7580 for office rent and storage, $1,232 for miscellaneous which includes royalties due and a demand note in the amount of $19,885 issued to a private limited liability company owned by two directors, George Norman and Laurie Norman.  The note is payable upon demand and does not bear an interest rate.

Because we currently have only minimal revenues and limited cash reserves, we anticipate that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product.  There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy its cash needs.  At September 30, 2010, we had cash on hand of $0.00, working capital of a negative $48,912 and total stockholders’ equity of a negative $48,402.  At December 31, 2009, we had cash on hand of $257, working capital of a negative $45,395 and total stockholders’ equity of a negative $45,395.

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

        On September 17, 2009 we commenced a private placement offering to sell 2,200,000 of its common shares at a price of $0.25 per share for a term of six months. The Board extended the private placement until December 31, 2010.  As of September 30, 2010 and to the date of this report, we have sold 50,000 shares ($12,500).  There can be no assurance that any additional shares will be sold in the private placement. In addition, if we are unable to generate sufficient revenues, we may have to rely on funds from credit lines, directors and/or stockholders in the future

      The purpose of the private placement is to make a major attempt to take the LiL Marc training urinal to a new level of visibility and, ultimately, to a new level of sales and to retire any debt.

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

The LiL Marc has had a consistent market on the Internet with very little additional advertising. Many customers are referred by earlier customers or they are repeat purchasers.  Often when a purchase is made from a new section of the country, it is usually followed by multiple orders from the same geographic area. The product has had success as a gift item for grandchildren, birthdays and baby showers.  While there are other products in the market place, we believe the LiL Marc is unique in that it is completely a stand-alone product that does not require a water source, making it very portable.  The LiL Marc has a simple functional design that caregiver and son can all relate to and it fits into any bathroom setting.  Often the young boy using it considers it his own. Due to the LiL Marc’s uniqueness and potential market of approximately 2,000,000 newborn males every year in the US, we believe there will continue to be a market and a captive audience because every parent and child wants to be successful at potty training.

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

Management continues to review its production of either additional stands or urinals. Our manufacturing is presently at two different locations in two different states by two different processes and using two different types of molds. We would like to organize all of our manufacturing at one location using the same process.  This would involve making a new blow mold for the LiL Marc’s base and stand to match up with the blow mold used to make the urinal.  Our plan would be to use Blow Molder Products in Glen Avon, CA, the current manufacturer of the LiL Marc urinal.  In addition, the Company on August 2, 2010 purchased an injection mold from a China consortium for $510 to produce the base and stand for the LiL Marc training urinal. The mold is not in use. The Company will be required to make another payment of $1200 to put the mold into production using a facility in China.  The Company is still evaluating the future use of this mold.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2010. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LILM, INC.

November 15, 2010	By: /S/ George I. Norman, III
George I. Norman, III
President, C.E.O. and Director
(Principal Accounting Officer)