Form 10-K
period 2010-12-31
LILM, INC.
filed 2011-03-31
CIK 1357671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

 ☒            Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

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
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐   No ☒
Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐   No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2010, the last business day of the registrant’s most recently completed second quarter, was $157,558.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2010 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 22, 2011 was 2,633,750.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

LILM, Inc.

PART I
Item 1.                 Business

History

LILM, Inc. was organized on December 30, 1999 under the laws of the State of Nevada as a wholly owned subsidiary of LiL Marc, Inc., a Nevada corporation.  On that date we acquired from LiL Marc, Inc. the U.S. patent rights to the LiL Marc Training Urinal a plastic toilet-training device (U.S. Patent Number 318,325, issued July 16, 1991).  We also acquired the trade name LiL Marc and rights to manufacture and market the product.  We submitted the Patent Assignment to the United States Patent Office in Washington, D.C. and, on February 10, 2000, the assignment was recorded.

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

Since 2000, we have maintained our corporate offices in Salt Lake City, Utah and also kept an adjunct office in Las Vegas, Nevada until 2004.  In December of 2004, we closed our Las Vegas office and moved all operations to Salt Lake City, Utah.  In connection with this move, on December 10, 2004, we created a new Utah corporation as a wholly owned subsidiary under the name of LiL Marc, Inc.  We then transferred all of our assets to LiL Marc, Inc. (Utah) in January 2005, in exchange for all 1,500,000 shares (100% of LiL Marc=s outstanding common stock.  By incorporating in Utah as LiL Marc, Inc., we consolidated our operations in one location and reduced duplicated operating expenses.

On February 25, 2005, we submitted a subsequent Patent Assignment to the United Sates Patent Office conveying the patent rights to our wholly owned subsidiary, LiL Marc, Inc. (Utah). In connection with the assignment of the patent, LiL Marc, Inc. (Utah) will pay to James Curt McKiney, the inventor of the LiL Marc training urinal, an ongoing royalty of $0.25 per urinal sold, due each year on March 31 beginning in 2005. As of December 31, 2010, a total of $108 in royalty payments have been paid to the inventor.

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

Our principal executive offices are located at 1390 South 1100 East # 204, Salt Lake City, Utah 84105-2463 and our telephone number is (801) 322-0253.

LiL Marc Training Urinal

The LiL Marc is a simple to use plastic urinal used in the (“potty”) training of young boys.  The LiL Marc is constructed from high quality, recyclable, high density, white polyethylene plastic and, because of its white porcelain appearance, looks like a full-sized urinal found in public restrooms, only on a smaller scale.  It is intended to assist in the training of daytime bladder control of young boys.  By using the LiL Marc, a male child can be potty-trained standing up like a little boy, instead of being trained sit-down fashion like a little girl.

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

Production

In addition to acquiring the patent rights to the LiL Marc, we also acquired the production air mold and rotational mold used to manufacture the training unit and its stand.  The molds are located at our facility in Salt Lake City, Utah and would be used ~~located~~ at Blow Molded Products in Glen Avon, California, a specialty boutique blow mold manufacturer.  By having another company manufacture the LiL Marc, we are able to produce a quality product in mass at a competitive price.  Using the air mold enables us to produce large or small orders and, during test marketing by the inventor, the air mold produced over 3,000 units with a high quality finish.  We have an arrangement with Blow Mold Products whereby we will use the air mold to manufacture the wall mount and LiL Marc urinal for a specified production price.  The stand is manufactured elsewhere.

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

We use a subcontractor, Ningbo Shuangwei Traffic Facilities Co., Ltd., Jiangdong,Ningbo Zhejiang,China that uses a custom injection molds to manufacture the stands and bases.  Our arrangement with Shuangwei Traffic is that we submit a purchase order on the terms that payment is due upon completing the order.  All orders are FOB shipping with shipping and delivery arranged by us.  We do not have a formal contract with  Shuangwei Traffic other than individual purchase orders for each order.

Cost of production, based on a projected 5,000 LiL Marcs manufactured, is approximately $2.94 per urinal and $1.38 per stand.  Due to the size and shape of the LiL Marc, packaging and shipping initially required a special order box.  However, we have developed a shrink-wrap package that costs approximately $0.25 per unit.  We currently assemble the product at our Salt Lake City facility and individually shrink wraps each product using an American International Electric, Inc. shrink packaging system.  This system can wrap one unit in a two-and-a-half minute time period.  The product is then placed in a brown stock shipping box that costs approximately $1.66.  Thus, the total manufacturing and packaging cost are approximately $6.23 per finished LiL Marc, which has a suggested retail price of $22.95.

Our product has an industry recyclable rating of 2.  This rating appears as a commonly used recyclable symbol (triangular shape) with the number 2 and the word HOPE, denoting that the product is made of a plastic resin consisting of high density polyethylene.  The recycle applications are common drainage pipe, liquid laundry detergent bottles, oil bottles, pens, benches, doghouses, recycling containers, floor tile, picnic tables, fencing, lumber, and mailbox posts.

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

Competition

Competitive conditions in the industry are dependent on the products and marketing ability of the various companies that are selling similar potty training products.  Management believes that there are currently four or five companies marketing products similar to the LiL Marc.  These products range from simple colored floating targets to complex molded adaptations that are attached to the toilet bowl.  We offer the only free-standing training urinal that does not require a water source, making it completely portable.  Current competitors require a commode basin to attach their product, such as the Weeman, or require a water source to fill the urinal flushing tank, as in the Peter Potty.

Most of our competitors compete using similar methods, primarily relying on their websites and the websites of resellers to market their products.  Our competitive position against these other companies varies depending on each individual competitors advertising and marketing budgets.  Management believes we can compete against these smaller companies because of our products portability, ease of cleaning, and no requirement for a water source.  Our product is priced in the middle range of these similar products.

The other competition to the LiL Marc is a wide variety of standard potty trainer potties designed for either little boys or girls that are produced and marketed through much larger companies. These competitors have a marketing advantage over the LiL Marc because their products are usually sold in nationwide retail stores through wholesale distributors.  Additionally, these larger competitors have marketing budgets that allow them to advertise in toddler and parenting magazines and on television.  We do not have a budget or the ability for national advertising and marketing and instead, must rely on our website and on the websites of resellers as well as word of mouth from customers. When compared with these larger companies, we are at a competitive disadvantage as to marketing and advertising.  Management believes that our competitive position is more advantageous against these larger companies because the LiL Marc is a stand alone urinal compared to standard trainer potties.  Our product has similar pricing to most trainer potties.

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

On July 16, 2005 the design patent for the LiL Marc training urinal expired and as of this date we have not yet applied for a new patent with modifications to the LiL Marcs design. Management is evaluating the available options for making any new filing.  At this time we are relying on the complex engineering in the current production molds for product protection against any copy of the product.  Management believes that a substantial investment of $100,000 or more for production, marketing and packaging would be necessary to bring a similar product to the market.  However, without patent protection, current competitors and/or other businesses could duplicate the product and market the same or similar product in direct competition with the LiL Marc. Presently, we do not anticipate filing additional patent applications if new and/or improved products are developed.

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

Employees and Compensation

We presently have one full-time employee, our President, George I. Norman III, and we anticipate that Mr. Norman will devote a minimum of 20 hours per week to company business.  Laurie Norman, our Secretary/Treasurer, continues to assists Mr. Norman when needed as an office manager.  We will continue to rely on part-time help for office and secretarial work and labor for packaging, shipping and inventory control.  We may also use the services of certain outside consultants and advisors as needed on an hourly basis.  Our web design and packaging art is rendered by third parties.  When we have generated sufficient revenues we will consider hiring additional employees.  It is not anticipated that we will have to make significant payroll expenditures until such time as sales of the LiL Marc exceed 500 units per month.  However, there can be no assurance that we will ever achieve or exceed this level of unit sales.

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

We were incorporated in December 1999 as a wholly owned subsidiary of LiL Marc, Inc. (Nevada).  At that time we acquired from LiL Marc, Inc. (Nevada) the U.S. patent rights to the LiL Marc ATraining Urinal,  the trade name LiL Marc and rights to manufacture and market the product.  LiL Marc, Inc.(Nevada) initially acquired the rights to the LiL Marc product in 1997and marketed the product until the rights were assigned to us in 1999.  Since acquiring the product rights from LiL Marc, Inc. (Nevada), we have had a limited operating history and incurred net losses since inception. From inception through December 31, 2010, we have incurred cumulative losses of approximately $202,000.  There can be no assurance that we will produce future material revenues or achieve profitability in the immediate future or at any time, or that we will operate on a profitable basis.  The potential to generate profits from our business depends on many factors, including the following:

!	the ability to secure adequate funding to increase marketing and fund future production of our product;

!	the size and timing of future customer orders, product delivery and customer acceptance, if required;

!	the costs of maintaining and expanding operations; and

!	the ability to attract and retain a qualified work force as business warrants.

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

The baby products and related products industry is highly competitive and is marked by many competitors and potential competitors, many of which are much larger with much greater financial resources, such as FisherBPrice.  Most existing and potential competitors also have larger market share and larger production capability, which may enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities. If we fail to compete effectively with these businesses or to address competitive developments quickly and effectively, we will not be able to grow our business or remain a viable entity.

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

Trading in our common stock is subject to certain provisions of the Exchange Act, commonly referred to as the "penny stock" rule.  A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  If our stock is deemed to be a penny stock, trading will be subject to additional sales practice requirements on broker-dealers.  These may require a broker-dealer to:

!	make a special suitability determination for purchasers of the shares;

!	receive the purchaser's written consent to the transaction prior to the purchase; and

!	deliver to a prospective purchaser of our shares prior to the first transaction, a risk disclosure document relating to the penny stock market.

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

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently included on the OTC Bulletin Board under the symbol LILM, although there has not been an active trading market for the shares.

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

As of March 22, 2011, there were 76 holders of record of our common stock, which does not account for stockholders whose shares may be held in a brokerage account or in other nominee name.  Because there has been only a limited public trading market for our securities, no trading history is presented herein.  We do not currently have outstanding any options, warrants or other securities or instruments that are convertible into shares of our common stock.

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

As provided by Rule 502(d) of Regulation D, securities acquired in transactions that satisfy the requirements set forth in Rule 504 are not subject to the resale limitations set forth in Rule 502(d).  Accordingly, the 763,750 shares issued pursuant to the Regulation D offering in 2003 are deemed not to be restricted securities, unless held by an affiliate or control person of LILM.  The balance of 1,820,000 shares outstanding are considered restricted securities, unless sold or otherwise transferred pursuant to a registration statement under the Securities Act or pursuant to an appropriate exemption from registration.  Presently, all the 1,820,000 shares remain as restricted securities.

Subsequent to the Regulation D offering, a director purchased 63,475 shares from two investors in the offering.  These shares are deemed control shares and are included in our calculations for restricted shares.  Thus, a total of 1,883,475 shares are considered restricted securities and are held by our affiliates or controlling stockholder.

On September 17, 2009 we commenced a private placement offering to sell 2,200,000 of its common shares at a price of $0.25 per share for a term of six months that was extended by the Board of Directors until December 31, 2010.  As of December 31, 2010 to the date of this report, we have sold 50,000 shares to three investors for gross proceeds of $12,500.  These shares are deemed restricted shares are included in our calculations for restricted shares held by non affiliates.

    Accordingly, we have a total of 1,993,475 shares that are considered restricted, of which 1,883,475 shares are held by directors or controlling stockholders, and 50,000 shares are held by non affiliates.  The balances of 700,275 shares are considered freely tradable and may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate.  Because a total of 1,993,475 restricted shares have been issued and outstanding for more than six months, Rule 144 of the Securities Act is available to the holders of these shares.

Rule 144 is the common means for a stockholder to resell restricted securities and for affiliates, to sell their securities, either restricted on non restricted (control) shares.  Rule 144 has been amended by the SEC, effective February 15, 2008.  Under the amended Rule 144, an affiliate of a company filing reports under the Exchange Act who has held their shares for more than six months, may sell in any three-month period an amount of shares that does not exceed the greater of:

!       the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale, or

!	1% of the shares then outstanding.

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

All of the 1,883,475 shares considered restricted securities and held by our three directors, are presently eligible for sale pursuant to the provisions of Rule 144, subject to the volume and other limitations set forth under Rule 144.  Accordingly, assuming the conditions of Rule 144 are otherwise met, each of these individuals could sell up to 26,338 shares per three month period.

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

We are considered a development stage company with minimal cash assets and limited operations and revenue.  Ongoing operating expense, including the costs associated with the preparation and filing of our registration statement, have been paid for by (i) the net proceeds of $55,030 (after deducting offering costs) from our stock offering in 2002; and (ii) from advances from a stockholder.  A total of $24,774 has been advanced by Alewine Limited Liability Company, a 72% stockholder that is owned by two directors, George Norman and Laurie Norman and managed by Mr. Norman, our President.  The debt is evidenced by a note that is payable upon demand with a provision that an interest rate of 10% would be charged on any outstanding balance not paid when due.

It is anticipated that we will require approximately $20,000 over the next 12 months to fund operations and to maintain our corporate viability.  If we are unable to generate sufficient revenues from sales of our product, we may have to rely on funds from credit lines, directors and/or stockholders in the future.  In March 2005, our subsidiary LiL Marc, Inc. received tentative approval for an unsecured credit line with Wells Fargo Bank in the amount of $15,000.  The credit line was never used and was closed.  There is no assurance at this time that the credit line can be reopened nor do we have any other potential sources of funds available to our subsidiary or us at this time.  We also do not have any further commitments from a director or stockholder to provide any additional funding.

Results of Operations

For the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

We realized revenues of $6,861 for the year ended December 31, 2010 compared to revenues of $2,055 for the year ended December 31, 2009.  The increase in sales during 2010 is attributed to a 187% increase ($3,182) in wholesale orders from $1,695 in 2009 to $4,877 in 2010 and a 452% increase ($1,625) in retail orders from our website from $359 in 2009 to $1,984 in 2010.

Total expenses for 2010 were $20,354 compared to $19,026 for 2009, a 3.6% increase.  The increase includes a 20% increase in administrative expenses from $19,000 in 2009 to $20,279 in 2010, primarily due to a  47% increase ($2,412) of general operating expenses offset by 9% decrease in professional fees (from $9,685 in 2009 to $8,812 in 2010), including legal and accounting expenses.  The decreases also reflect a 6% decrease in rent expense (from $4,220 in 2009 to $3,960 in 2010).  We realized a net loss of $13,493 for the year ended December 31, 2010 compared to a loss of $16,971 in 2009.  The decrease in net loss for 2010 is directly attributed to an increase in product sales of $4,806 offset by an increase in administrative expenses of $1,279 and a increase royalties of $49.

Liquidity and Capital Resources

At December 31, 2010 and 2009, we had total assets consisting of cash of $0 and $257, respectively.  Total liabilities at December 31, 2010 and 2009 were $56,078 and $45,652 respectively.   Total liabilities at December 31, 2010 consisted of an invoices in the amount of $21,560 for professional fees, $8,180 in past due rent and storage, $337 in past due telephone and internet, courier charges of $379, Edgar filing fees of $397, miscellaneous payables in uncleared checks of $333 and $118 in royalties and a demand note in the amount of $24,774 issued to a private limited liability company owned by two directors George Norman and Laurie Norman. The note is payable upon demand and does not bear an interest rate.

Because we currently have only minimal revenues and limited cash reserves, we may have to rely on directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product.  There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy cash needs. At December 31, 2009, we had cash on hand of $257, negative working capital of $45,395 and total stockholders’ deficiency of 45,395.  At December 31, 2010, we had cash on hand of $0, negative working capital of $56,078 and total stockholders’ deficiency of 51,388.

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

On September 17, 2009 we commenced a private placement offering to sell 2,200,000 of its common shares at a price of $0.25 per share for a term of six months. At that time the Board had the discretion and extended the private placement until December 31, 2010.   We have unsuccessfully attempted to hire a sales agent and estimates that, if all the shares are sold, after costs of the offering and sales commission net proceeds would be approximately $495,000.   As of December 31, 2010 to the date of this report, we have sold 50,000 shares ($12,500).  There can be no assurance that any additional shares will be sold in the private placement. In addition, if we are unable to generate sufficient revenues, we may have to rely on funds from credit lines, directors and/or stockholders in the future.

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

Because we rely on others for production of our product, we do not expect to make any significant capital expenditures for new equipment or other assets during 2011.  In addition, the Company on August 2, 2010 purchased an injection mold from a China consortium for $510 to produce the base and stand for the LiL Marc training urinal.  The Company made another payment of $1190 in December of 2010 to put the mold into production using a facility in China.   The mold came into use beginning in January of 2011.  The Company is still evaluating the future use of this mold.  If additional equipment does become necessary, we believe that we may have to seek outside financing to acquire the equipment or assets.

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

We estimate that we will need a minimum monthly expenditure of approximately $1,000 for office costs.  This monthly cost will consist of office phone and fax (approximately $175 per month), 800 number (base of $5 plus per call charge of $0.15 per minute), office rent ($200 per month), storage rent ($130 per month), and part time help for packaging (estimated to be from $80 to $120 per month).  Additionally, there is a monthly Internet commerce cost of $100 and other varying miscellaneous expenses.

We have recently had 2,300 new stand and bases made by a Chinese subcontractor, Shuangwei Traffic Facilities Co. Ltd. at a total cost of  $4,266.   Management also estimates that during the next twelve months, may seek an estimate from Shuangwei to produce a matching urinal for the stand and bases.  Management does not have an estimate of what the costs would be and are unknown at this time.  Depending on continuing sales, we may need to order an additional 5,000 complete urinals and stands and bases at our current estimated cost of $6.22 each for a total cost of $31,150  This would be using our subcontractor in China  for the stands and bases and our manufacturer in southern California for the urinals.  This production cost will be funded from product sales or through a loan from a director(s).

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

Net Operating Loss

We have accumulated approximately $146,152 of net operating loss carryforwards as of December 31, 2010.  This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2017.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. This could occur in the event we are purchased, acquired by or merged with another company whereby the stockholders of the new or merging company would be issued the majority of the issued and outstanding shares and our current stockholders would hold a minority of the issued and outstanding shares.  This could result in an annual limitation on the amount of net operating loss carryforwards that could be used by the ongoing business.

The income tax benefit of approximately $44,000 at December 31, 2010 from the carryforwards  has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since we have not started  full operations.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Forward Looking and Cautionary Statements

This report includes "forward-looking statements" that may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause its actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

!         the ability to maintain current business and, if feasible, expand the marketing of products;

!         the ability to attract and retain new individual and retail customers;

!         the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;

!         uncertainties involved in the rate of growth of business and acceptance of our product and;

!         anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;

!         future capital requirements and our ability to satisfy these needs;

!         general economic conditions.

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

Financial statements for the fiscal years ended December 31, 2010 and 2009 have been examined to the extent indicated in their reports by Madsen & Associates, CPA’s Inc., independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America.  The aforementioned financial statements are included herein starting with page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                  Controls and Procedures

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

Based upon the required evaluation, our chief executive officer and principal accounting officer concluded as of December 31, 2010, our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.  There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company.  Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

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

Management, including our chief executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting was effective as of December 31, 2010.

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

Item  9B.                  Other Information

Not applicable.

PART III

Item 10.                  Directors, Executive Officers and Corporate Governance

Our executive officers and directors are as follows:

Name	Age	Position
George I. Norman III	56	President, Chief Executive Officer and Director
Laurie J. Norman	47	Secretary/Treasurer and Director
Jessie Scott Bean	55	Director

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

Item 11.               Executive Compensation

The following discussion addresses any and all compensation awarded to, earned by or paid to our named executive officers for the fiscal years ended December 31, 2010 and 2009.  We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.  Both production and marketing are the responsibility of George Norman.  We anticipate that during 2011 Mr. Norman will devote a minimum of 20 hours per week to our business.  Laurie Norman, our Secretary / Treasurer, continues to assists Mr. Norman when needed as an office manager.

We have not paid any salaries or other compensation to officers or directors for their service on the Board of Directors for the years ended December 31, 2010 and 2009.  Further, we have not entered into an employment agreement with any officers, directors or any other persons and no such agreements are anticipated in the immediate future.  It is intended that directors will defer any compensation until such time as business operations provide sufficient cash flow to provide for salaries.  As of the date hereof, no person has accrued any compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, to the best of our knowledge, as of March 22, 2011, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address	Amount and Nature	Percent
of Beneficial Owner	of Beneficial Ownership	of Class(1)
Alewine Limited Liability Company(2)	1,863,475	71%
1390 South 1100 East Ste. 204
Salt Lake City, UT 84105
Jessie Scott Bean	20,000	1%
8313 Asbenbrook
Las Vegas, NV 89145
All directors and officers
as a group (3 persons)	1,883,475	72%

 *      Director and/or executive officer

Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)	Based upon 2,633,750 shares of common stock outstanding on March 22, 2011.
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

Audit Fees

The aggregate fees billed by our independent auditors, Madsen & Associates, CPAs Inc., for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2010 and 2009, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2010 and 2009, were ($5,860) for 2010 and $4,955 for 2009.

Audit Related Fees

For the years ended December 31, 2010 and 2009, there were no fees billed for assurance and related services by Madsen & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2010 and 2009, no fees were billed by Madsen & Associates for tax compliance, tax advice and tax planning.

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
________________
*             Included as exhibit to Form 10-SB filed March 30, 2006.
**           Included as Exhibit to Amendment No. 1 to Form 10-SB/A filed August 22, 2006

LILM, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2010

MADSEN & ASSOCIATES CPA’s, INC.	684 East Vine Street, #3
Certified Public Accountants	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

To the Board of Directors and
LILM, Inc. and Subsidiary and LIL Marc, Inc. (predecessor)
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of LILM, Inc. and Subsidiary and LIL Marc, Inc. (predecessor) (A Development Stage Company) (The Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the years in the two-year period ended December 31, 2010, and for the period from April 22, 1997 (date of inception of predecessor) to December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LILM, Inc. and Subsidiary and LIL Marc, Inc. (predecessor) (a Development Stage Company) as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, and the period from April 22, 1997 (date of inception of predecessor) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activities and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Madsen & Associates, CPA’s Inc.”
Salt Lake City, Utah

March 23, 2011

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED BALANCE SHEETS
For the Years Ended December 31, 2010 and 2009

	December 31, 2010	December 31, 2009

Assests
Current Assests

Cash	-	$257
Deposits	$2,990	-

Total Current Assets	$2,990	$257

Equipment	$1,700

Total Assets	$4,690	$257

Liabilities & Stockholders' Deficiency
Current Liabilities

Accounts Payable	$31,304	$20,055
Note Payable- Related Party	$24,774	$25,597

Total Current Liabilities	$56,078	$45,652

Stockholders' Deficiency

Common Stock
25,000,000 shares authorized at $0.001 par value;
2,633,750 shares issued and outstanding	$2,634	$2,604
Capital in excess of par value	$147,561	$140,091
Accumulated deficit during development stage	$(201,583)	$(188,090)

Total Stockholders' Deficiency	$(51,388)	$(45,395)

Total Liabilities and Stockholders' Deficiency	$4,690	$257

The acompanying  notes are integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Years Ended December 31, 2010 and 2009 and the Period
April 22, 1997 (date of inception of LIL MARC, INC. (predecessor)) to December 31, 2010

				April 22, 1997
		December 31, 2010	December 31, 2009	to December. 31, 2010

Sales		$6,861	$2,055	$29,844

Cost of Goods Sold		-	-	-

	Gross Profit	$6,861	$2,055	$29,844
Expenses

	General and administrative	$20,279	$19,000	$202,542
	Royalties	$75	$26	$235
	Depreciation and amortization	-	-	$28,650
		$20,354	$19,026	$231,427

Net Loss		$(13,493)	$(16,971)	$(201,583)

Net Loss Per Common Share

	Basic and dilluted	$(0.01)	$(0.01)

Weighted Average Outstanding Shares

	Basic and diluted (stated in 1000's)	2,624	2,584

The accompanying notes are an integral part of these finanacial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period December 30, 1999 to December 31, 2010

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance December 30, 1999 (predecessor)			$51,977	$(51,977)

Issuance of common shares for cash and
a patent at .0129-December 30, 1999	1,000,000	$1,000	$12
Net operating loss for the year ended
31-Dec-00				$(8,867)
Inssuance of common shares for cash
at .025-June 27, 2001	800,000	$800	$19,200
Issuance of common shares for cash
at .025-August 31, 2001	20,000	$20	$480
Stock offering costs			$(375)
Capital contribution- related party			$100
Net operating loss for the year ended
31-Dec-01				$(13,537)
Stock offering costs			$(2,500)
Net operating loss for the year ended
31-Dec-02				$(13,858)
Issuance of common shares for cash
at .08-February 20, 2003	763,750	$764	$60,336
Stock offering costs			$(6,070)
Net operating loss for the year ended
31-Dec-03				$(18,081)
Net operating loss for the year ended
31-Dec-04				$(1,731)
Net operating loss for the year ended
31-Dec-05				$(12,692)
Net operating loss for the year ended
31-Dec-06				$(15,821)
Net operating loss for the year ended
31-Dec-07				$(19,881)
Net operating loss for the year ended
31-Dec-08				$(14,674)
Issuance of common shares for cash
at Nov 03 09	20,000	$20	$4,980
Net operating loss for the year
ended December 31, 2009				$(16,971)

Balance December 31, 2009	2,603,750	$2,604	$140,091	$(188,090)

Issuance of common shares for cash
at Apr 06 10	20,000	$20	$4,980
Issuance of common shares for cash
at Jun 29 10	10,000	$10	$2,490
Net operating loss for the year
ended December 31, 2009				$(13,493)

Balance December 31, 2010	2,633,750	$2,634	$147,561	$(201,583)

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009 and the Period
April 22, 1997 (date of inception of LIL MARC, INC. (predecessor)) to December 31, 2010

			Apr. 22, 1997 to
	December 31, 2010	December 31, 2009	Dec. 31, 2010

Cash Flows From Operating Activities

Net Loss	($13,493)	($16,971)	($201,583)

Adjustments to reconcile net loss to
net cash provided by operating activities

Contributions to capital- expenses			$100
Issuance of common stock for expenses	-	-	$8,700
Depreciation and amortization	-	-	$28,650
Changes in operating assets and liabilities:

Deposits	($2,990)		($2,990)
Accounts payable	$11,249	$8,489	$28,083

Net Cash Flows (Used in) Operations	($5,234)	($8,482)	($139,040)

Cash Flows From Investing Activities

Purchase of patent	-	-	($28,650)
Purchase of Equipment	($1,700)	-	($1,700)
Purchase office equipment	-	-	($2,096)

Net Cash Flows (Used in) Investing Activities	(1,700)	-	(32,446)

Cash Flows From Financing Activities

Notes Payable from related party	$8,866	$3,657	$34,463
Payments to related party	(9,689)		($9,689)
Proceeds from issuance of common stock	$7,500	$5,000	$146,712

Net Cash Flows provided by Financing Activities	6,677	8,657	171,486

Net Change in Cash	($257)	$175	-
Cash at Beginning of Period	$257	$82	-

Cash at End of Period	-	$257	-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Issuance of 922,900 common shares for a patent- 2000			$11,963
Contributions to capital- expenses- 2001			$100

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

1.    ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on December 30, 1999 with authorized common stock of 25,000,000 shares with a par value of $.001.

The principal business activity of the Company is to manufacture and market the LiL Marc urinal used in the training of young boys.

During January 2005 the Company organized LiL Marc, Inc., in the state of Utah, and transferred all its assets, liabilities, and operations to LiL Marc Inc. in exchange for all of the outstanding stock of LiL Marc, Inc. for the purpose of continuing the operations in the subsidiary.

LiL Marc, Inc. (predecessor) was incorporated under the laws of the state of Nevada on April 22, 1997 for the purpose of marketing and sales of the LiL Marc training urinal for use by young boys. The marketing and sales activity was transferred to LILM, Inc. on December 30, 1999.

Included in the following financial statements are the combined statements of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to December 31, 2010.

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

On December 31, 2010, the Company had a net operating loss available for carryforward of $146,152. The income tax benefit of approximately $44,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations.  The net operating loss will expire starting in 2017.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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

Basic and Diluted Net Income (Loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.

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
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.    DEPOSITS

During December 2010, the Company paid $2,990 to a China consortium for parts to be used in its training urinal product. These parts were not delivered to the Company until February 2011.

4.  EQUIPMENT

On August 2, 2010, the Company purchased an injection mold from a China consortium for $1,700 to produce the base and stand for the LiL Marc training urinal. As of December 31, 2010, this mold had not been put into service.

5.  PATENT

The Company acquired a patent,   from a related party, for the LiL Marc training urinal and was recorded at the predecessor cost, less amortization. The patent was issued on July 16, 1991 and has been fully amortized.

The terms of the acquisition of the patent includes a royalty of $.25, due to the inventor, on the sale of each training urinal.

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Chief Executive Officer (CEO) and two Directors have acquired 72% of the outstanding common stock of the Company. During the twelve months ended December 31, 2010, the Company received advances from the CEO and Directors in the amount of $8,866 and repaid advances of $9,689. From inception (April 22, 1997) to December 31, 2010, net advances from the CEO and Directors are $24,774.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

7.  PRIVATE PLACEMENT

On September 17, 2009 the Company commenced a private placement offering of 2,200,000 of its common shares $.001 par value at a price of $0.25 per share.  On November 3, 2009 the Company sold 20,000 shares of that offering. On April 6, 2010 the Company sold 20,000 shares of that offering.  On June 29, 2010 the Company sold 10,000 shares of that offering.

8. GOING CONCERN

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
Dated March 30, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE I. NORMAN, III	President, CEO and Director	March 30, 2011
(Principal Accounting Officer)

/s/ LAURIE J. NORMAN	Secretary/Treasurer and Director	March 30, 2011

/s/ JESSIE SCOTT BEAN	Director	March 30, 2011