Form 10-Q
period 2011-03-31
LILM, INC.
filed 2011-05-23
CIK 1357671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ___   No   X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 20, 2011

Common Stock, $0.001 par value	2,633,750

PART  I   —   FINANCIAL INFORMATION

Item 1.                 Financial Statements

The accompanying unaudited balance sheet of LILM, Inc. and Subsidiary and LiL Marc, Inc. (predecessor) (development stage company) as of March 31, 2011 and audited balance sheet at December 31, 2010, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2011 and 2010 and the period April 22, 1997 (date of inception of predecessor) to March 31, 2011, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended March 31, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011 or any other subsequent period.

LILM, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2011 and December 31, 2010

LILM, INC. and SUBSIDIARY and LIL MARC, INC.(predecessor)
(Development Stage Company)
CONSOLIDATED BALANCE SHEETS
March 31, 2011 and December 31, 2010

	(Unaudited)
	Mar 31,	Dec 31,
	2011	2010

Assests
Current Assests

Cash	$536	$-
Inventory	3,953	2,990

Total Current Assets	4,489	2,990

Equipment-Production Mold, Net	1,615	1,700

Total Assets	$6,104	$4,690

Liabilities & Stockholders' Deficiency
Current Liabilities

Accounts Payable	$28,497	$31,304
Note Payable- Related Party	31,701	24,774

Total Current Liabilities	60,198	56,078

Stockholders' Deficiency

Common Stock
25,000,000 shares authorized at $0.001 par value;
2,633,750 shares issued and outstanding	2,634	2,634
Capital in excess of par value	147,561	147,561
Accumulated deficit during development stage	(204,289)	(201,583)

Total Stockholders' Deficiency	(54,094)	(51,388)

Total Liabilities and Stockholders' Deficiency	$6,104	$4,690

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010 and the Period
April 22, 1997 (date of inception of LIL MARC, INC. (predecessor)) to March 31, 2011
(UNAUDITED)

	Mar 31,	Mar 31,	Apr. 22, 1997
	2011	2010	to Mar. 31, 2011

Sales	$6,061	$964	$35,905

Cost of Goods Sold	(848)	-	(848)

Gross Profit	5,213	964	35,057
Expenses

General and administrative	7,758	5,957	210,300
Royalties	76	12	311
Depreciation and amortization	85	-	28,735
	7,919	5,969	239,346

Net Loss	$(2,706)	$(5,005)	$(204,289)

Net Loss Per Common Share

Basic and diluted	$(0.00)	$(0.00)

Weighted Average Outstanding Shares

Basic and diluted (stated in 1000's)	2,634	2,603

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010 and the Period
April 22, 1997 (date of inception of LIL MARC, INC. (predecessor)) to March 31, 2011
(UNAUDITED)

	Mar 31,	Mar. 31,	Apr. 22, 1997 to
	2011	2010	Mar. 31, 2011

Cash Flows From Operating Activities

Net Loss	$(2,706)	$(5,005)	$(204,289)

Adjustments to reconcile net loss to net cash provided by operating activities

Contributions to capital- expenses			100
Issuance of common stock for expenses	-	-	8,700
Depreciation and amortization	85	-	28,735

Changes in operating assets and liabilities:

Inventory	(963)	-	(3,953)
Accounts payable	(2,807)	4,412	25,276

Net Cash Flows (Used in) Operations	(6,391)	(593)	(145,431)

Cash Flows From Investing Activities

Purchase of patent	-	-	(28,650)
Purchase of Equipment-Production Mold	-	-	(1,700)
Purchase office equipment	-	-	(2,096)

Net Cash Flows (Used in) Investing Activities	-	-	(32,446)

Cash Flows From Financing Activities

Notes Payable from related party	10,617	691	45,080
Payments to related party	(3,690)	(355)	(13,379)
Proceeds from issuance of common stock	-	-	146,712

Net Cash Flows provided by Financing Activities	6,927	336	178,413

Net Change in Cash	536	(257)	536
Cash at Beginning of Period	-	257	-

Cash at End of Period	$536	$-	$536

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Issuance of 922,900 common shares for a patent- 2000			11,963
Contributions to capital- expenses- 2001			100

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

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

Included in the following financial statements are the combined statements of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to March 31, 2011.

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

On March 31, 2010, the Company had a net operating loss available for carryforward of $148,858. The income tax benefit of approximately $44,657 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations.  The net operating loss will expire starting in 2017.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2011
(UNAUDITED)

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

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2011
(UNAUDITED)

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.    INVENTORY

During December 2010, the Company paid a deposit of $2,990 to a China consortium for parts to be used in its training urinal product. 200 samples were delivered to the Company in January 2011 and sold to customers.  Another 2100 were delivered to the company in February 2011 and are currently being sold to customers. Inventory is reported at the lower of cost or net realizable value.

4.  EQUIPMENT –PRODUCTION MOLD

On August 2, 2010, the Company purchased an injection mold from a China consortium for $1,700 to produce the base and stand for the LiL Marc training urinal.  The Company has determined the mold went into service on or about January 1, 2011 and is being depreciated over a 5 year period. Depreciation expense for the three months ended March 31, 2011 was $85.

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

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Chief Executive Officer (CEO) and two Directors have acquired 72% of the outstanding common stock of the Company. During the three months ended March 31, 2011, the Company received advances from the CEO and Directors in the amount of $10,617 and repaid advances of $3,690. From inception (April 22, 1997) to March 31, 2011, net advances from the CEO and Directors are $31,701.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2011
(UNAUDITED)

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

We are a development stage company with limited cash assets, operations and revenue. Ongoing operating expense, including the costs associated with the preparation and filing with the SEC of our periodic reports, have been paid for by the net proceeds from our initial stock offering in 2002 and from advances from a stockholder.  A total of $31,701 has been advanced by Alewine Limited Liability Company, a 72% stockholder that is managed by our President, George I. Norman, III.  The debt is evidenced by a promissory note that is payable upon demand.

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

Results of Operations

During the first quarter ended March 31, 2011, we realized revenues of $6,061 compared with $964 for the first quarter ended March 31, 2010.  Revenues for the 2011 period were the result of Internet retail and wholesale orders, which increased 529% ($5,097) for the first quarter.  Revenues for the 2010 period were from Internet retail and wholesale orders. The 2011 first quarter increase was due to a 3,848% increase ($2,232) in retail orders and a 316% increase ($2,864) in wholesale orders.  Our cost of good sales for the first quarter of 2011 were 14% ($848) of our total sales and were an 848% increase ($848) compared to the corresponding period in the first quarter of 2010.

Total expenses were $7,919 for the first quarter of 2011 compared to $5,969 for the corresponding period 2010 period.  Expenses during the first quarter of 2011 were primarily for general and administrative expenses, which increased 30% ($1,801) for the first quarter.  The first quarter increase was primarily attributed to a 196% increase ($3,316) in general operating expenses partially offset by a 16% decrease ($690) in professional fees.

The net loss for the first quarter of 2011 was $2,706 compared with a net loss of $5,005 for the first quarter of 2010, a decrease of $2299 for the 2011 period.  The decrease in net loss is due primarily to a $5,097 increase in sales offset by an increase of $3,316 in general operating expenses and an increase of $848 in Cost of Goods Sold.

Liquidity and Capital Resources

At March 31, 2011 and December 31, 2010, we had total assets consisting of $536 cash and $0.00, respectively. Total liabilities at March 31, 2011 and December 31, 2010 were $60,198 and $56,078 respectively.  Total liabilities at March 31, 2011 consisted of $15,500 for legal fees, $3,535 for accounting fees, $8,650 for office rent and storage, $812 for miscellaneous which includes royalties due of $206 and  a demand note in the amount of $31,701 issued to a private limited liability company owned by two directors George Norman and Laurie Norman. The note is payable upon demand and does not bear an interest rate.

Because we currently have only minimal revenues and limited cash reserves, we anticipate that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product.  There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy its cash needs.  At March 31, 2011, we had cash on hand of $536, working capital of a negative $55,709 and total stockholders’ equity of a negative $54,094.  At December 31, 2010, we had cash on hand of $0, working capital of a negative $53,088 and total stockholders’ equity of a negative $51,388.

In the opinion of management, inflation has not and will not have a material effect on the ongoing operations of the Company.

Plan of Operation

During the next 12 months, we plan to continue to focus on improving our websites found at http://LiLMarc.com and http://Boyspottytraining.com.  Anticipated improvements include simplifying the ordering process, improving the appearance and layout of the website, and making changes to the website that would increase impulse purchases.  We will also continue to focus on improving our relationships with resellers who sell our product on their websites and on engaging new website hosts for the product.  We anticipate that this can be accomplished through individual calls and E-mails to the website hosts.  Because we lack immediate requisite funds, it may be necessary to rely on advances from directors and/or stockholders, although we have no firm commitment from anyone to advance future funds. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.  Further, our directors will defer any compensation until such time as business warrants the payment of such.

On September 17, 2009 we commenced a private placement offering to sell 2,200,000 of our common shares at a price of $0.25 per share for a term of six months. The Board extended the private placement until December 31, 2010 and is further considering extending the date again and revising the private placement memorandum.  As of March 31, 2011 and to the date of this report, we have sold a total of 50,000 shares ($12,500).  There can be no assurance that any additional shares will be sold in the private placement. In addition, if we are unable to generate sufficient revenues, we may have to rely on funds from credit lines, directors and/or stockholders in the future

The purpose of the private placement is to make a major attempt to take the LiL Marc training urinal to a new level of visibility and, ultimately, to a new level of sales and to retire any debt.

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

Management continues to review its production of either additional stands or urinals. Our manufacturing is presently at two different locations in two different states by two different processes and using two different types of molds. We would like to organize all of our manufacturing at one location using the same process.  This would involve making a new blow mold for the LiL Marc’s base and stand to match up with the blow mold used to make the urinal.  Our plan would be to use Blow Molder Products in Glen Avon, CA, the current manufacturer of the LiL Marc urinal.  In addition, the Company on August 2, 2010 purchased an injection mold from a China consortium for a total price of $1700 to produce the base and stand for the LiL Marc training urinal. The new production mold went into use on or about January 1, 2011 and the Company received delivery of its first production run in February 2011.

Our ancillary operations are currently housed in our corporate office with some light storage and a separate storage for inventory at another location.  Pending the outcome of our private placement or other financing activities, we intend to consolidate these functions in a light industrial facility, large enough to receive delivery and send orders from inventory stored on site and would include a place for product and labeling development, professional space for any corporate duties and also possibly housing for a company van.

In our private placement memorandum, we have considered three different uses of proceeds models should only a partial amount of the shares be sold in the private placement.   Our working capital estimates vary significantly with respect to the number of shares sold.  Our working capital needs and priorities can change substantially from a decision to carry higher inventory levels, higher more key personnel, or a strategic acquisition that might involve cash expenses and/or company stock.   We are not offering any sales projections because there were too many variables at our stage of development as a start-up company to accurately project future operations.

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

Because we rely on others for production of our product, we do not expect to make any significant capital expenditures for new equipment or other assets.  If additional equipment does become necessary, we believe that we may have to seek outside financing to acquire the equipment or assets.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LILM, INC.

Date: May 23, 2011	By: /S/ George I. Norman, III
George I. Norman, III
President, C.E.O. and Director
(Principal Accounting Officer)