Form 10-Q
period 2011-06-30
LILM, INC.
filed 2011-08-11
CIK 1357671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June  30, 2011

[   ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File Number  000-51872

LILM, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0645394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1390 South 1100 East # 204, Salt Lake City, Utah 84105-2463
(Address of principal executive offices)

(801) 322-0253
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes   X  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 2, 2011

Common Stock, $0.001 par value	2,633,750

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of LILM, Inc. and Subsidiary and LiL Marc, Inc. (predecessor) (development stage company) as of June 30, 2011 and audited balance sheet at December 31, 2010, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and six months ended June 30, 2011 and 2010 and the period April 22, 1997 (date of inception of predecessor) to June 30, 2011, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended June 30, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011 or any other subsequent period.

LILM, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2011 and December 31, 2010

LILM, INC. and SUBSIDIARY and LIL MARC, INC.(predecessor)
(Development Stage Company)
CONSOLIDATED BALANCE SHEETS June 30, 2011 and December 31, 2010

	(Unaudited)
	Jun 30,	Dec 31,
	2011	2010

Assests
Current Assests

Cash	$160	-
Inventory	$3,374	$2,990

Total Current Assets	$3,534	$2,990

Equipment-Production Mold, Net	$1,530	$1,700

Total Assets	$5,064	$4,690

Liabilities & Stockholders' Deficiency
Current Liabilities

Accounts Payable	$27,693	$31,304
Note Payable- Related Party	$34,788	$24,774

Total Current Liabilities	$62,481	$56,078

Stockholders' Deficiency

Common Stock
25,000,000 shares authorized at $0.001 par value;
2,633,750 shares issued and outstanding	$2,634	$2,634
Capital in excess of par value	$147,561	$147,561
Accumulated deficit during development stage	$(207,612)	$(201,583)

Total Stockholders' Deficiency	$(57,417)	$(51,388)

Total Liabilities and Stockholders' Deficiency	$5,064	$4,690

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Six Months Ended June 30, 2011 and 2010 and the Period
April 22, 1997 (date of inception of LIL MARC, INC. (predecessor)) to June 30, 2011
(UNAUDITED)

		Three Months		Six Months
		Ended		Ended

		Jun 30,	Jun 30,	Jun 30,	Jun 30,	Apr. 22, 1997
		2011	2010	2011	2010	to Jun. 30, 2011

Sales		$4,923	$2,978	$10,984	$3,942	$40,828

Cost of Goods Sold		$(578)	-	$(1,426)	$-	$(1,426)

	Gross Profit	$4,345	$2,978	$9,558	$3,942	$39,402
Expenses

	General and administrative	$7,507	$5,068	$15,265	$11,025	$217,807
	Royalties	$76	$34	$152	$46	$387
	Depreciation and amortization	$85	-	$170	-	$28,820
		$7,668	$5,102	$15,587	$11,071	$247,014

Net Loss		$(3,323)	$(2,124)	$(6,029)	$(7,129)	$(207,612)

Net Loss Per Common Share

	Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Outstanding Shares

	Basic and diluted (stated in 1000's)	2,634	2,623	2,634	2,623
The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010 and the Period
April 22, 1997 (date of inception of LIL MARC, INC. (predecessor)) to June 30, 2011
(UNAUDITED)

	Jun 30,	Jun. 30,	Apr. 22, 1997 to
	2011	2010	Jun. 30, 2011

Cash Flows From
Operating Activities

Net Loss	$(6,029)	$(7,129)	$(207,612)

Adjustments to reconcile net loss to
net cash provided by operating activities

Contributions to capital- expenses			$100
Issuance of common stock for expenses	-	-	$8,700
Depreciation and amortization	$170	-	$28,820
Changes in operating assets and liabilities:

Inventory	$(384)	-	$(3,374)
Accounts payable	$(3,611)	$6,057	$24,472

Net Cash Flows (Used in) Operations	$(9,854)	$(1,072)	$(148,894)

Cash Flows From Investing Activities

Purchase of patent	-	-	$(28,650)
Purchase of Equipment-Production Mold	-	-	$(1,700)
Purchase office equipment	-	-	$(2,096)

Net Cash Flows (Used in) Investing Activities	-	-	$(32,446)

Cash Flows From Financing Activities

Notes Payable from related party	$14,805	$1,545	$49,268
Payments to related party	$(4,791)	$(5,870)	$(14,480)
Proceeds from issuance of common stock	-	$7,500	$146,712

Net Cash Flows provided by Financing Activities	$10,014	$3,175	$181,500

Net Change in Cash	$160	$2,103	$160
Cash at Beginning of Period	-	$257	-

Cash at End of Period	$160	$2,360	$160

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Issuance of 922,900 common shares for a patent- 2000			$11,963
Contributions to capital- expenses- 2001			$100

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

Included in the following financial statements are the combined statements of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to June 30, 2011.

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

On June 30, 2011, the Company had a net operating loss available for carryforward of $152,181. The income tax benefit of approximately $45,654 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations.  The net operating loss will expire starting in 2017.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 June 30, 2011
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
 June 30, 2011
(UNAUDITED)

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.    INVENTORY

During December 2010, the Company paid a deposit of $2,990 to a China consortium for parts to be used in its training urinal product. 200 samples were delivered to the Company in January 2011 and sold to customers.  Another 2,100 were delivered to the company in February 2011 and are currently being sold to customers. Inventory is reported at the lower of cost or net realizable value.

4.  EQUIPMENT –PRODUCTION MOLD

On August 2, 2010, the Company purchased an injection mold from a China consortium for $1,700 to  produce the base and stand for the LiL Marc training urinal.  The Company has determined the mold went into service on or about January 1, 2011 and is being depreciated over a 5 year period. Depreciation expense for the six months ended June 30, 2011 was $170.

5.  PATENT

The Company acquired a patent from a related party, for the LiL Marc training urinal and was recorded at the predecessor cost, less amortization. The patent was issued on July 16, 1991 and has been fully amortized.

The terms of the acquisition of the patent includes a royalty of $.25, due to the inventor, on the sale of each training urinal.

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Chief Executive Officer (CEO) and two Directors have acquired 72% of the outstanding common stock of the Company. During the six months ended June 30, 2011, the Company received loans from the CEO and Directors in the amount of $14,805 and repaid prior loans of $4,791. From inception (April 22, 1997) to June 30, 2011, net loans from the CEO and Directors are $34,788 executed as a note payable on demand with no stated interest.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 June 30, 2011
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

We are a development stage company with limited cash assets, operations and revenue. Ongoing operating expense, including the costs associated with the preparation and filing with the SEC of our periodic reports, have been paid for by the net proceeds from our initial stock offering in 2002 and from advances from a stockholder.  A total of $34,788 has been advanced by Alewine Limited Liability Company, a 72% stockholder that is managed by our President, George I. Norman, III.  The debt is evidenced by a promissory note that is payable upon demand.

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

Results of Operations

During the second quarter ended June 30, 2011, we realized revenues of $4,923 compared with $2,978 for the second quarter ended June 30, 2010.  Revenues for the 2011 period were the result of Internet retail and wholesale orders, which increased 65% ($1,945) for the second quarter.  Revenues for the 2010 period were from Internet retail and wholesale orders. The 2011 second quarter increase was due to a 123% increase ($878) in retail orders and a 47% increase ($1,067) in wholesale orders.  Our cost of good sales for the second quarter of 2011 were 12% ($578) of our total sales and were an 578% increase ($578) compared to the corresponding period in the second quarter of 2010.

Total expenses were $7,668 for the second quarter of 2011 compared to $5,102 for the corresponding period 2010 period.  Expenses during the second quarter of 2011 were primarily for general and administrative expenses, which increased 48% ($2,439) for the second quarter.  The second quarter increase in general and administrative expense was primarily attributed to a 204% increase ($4,562) in general operating expenses partially offset by a 55% decrease ($1,025) in professional fees.

During the six months ended June 30, 2011, we realized revenues of $10,984 compared with $3,942 for the six months ended June 30, 2010.  Revenues for the 2011 period were the result of Internet retail and wholesale orders, which increased 179% ($7,042) for the six months.  Revenues for the 2010 period were from Internet retail and wholesale orders. The 2011 six month increase was due to a 42% increase ($3,110) in retail orders and a 124% increase ($3,931) in wholesale orders.  Our cost of good sales for the first six months of 2011 were 13% ($1,426) of our total sales and were an 1,426% increase ($1,426) compared to the corresponding period in the six months of 2010.

Total expenses were $15,587 for the first six months of 2011 compared to $11,071 for the corresponding period 2010 period.  Expenses during the first six months of 2011 were primarily for general and administrative expenses, which increased 38% ($4,240) for the six month period.  The 2011 six month increase in general and administrative expenses was primarily attributed to a 278% increase ($8,210) in general operating expenses partially offset by a 28% decrease ($1,715) in professional fees.

The net loss for the second quarter of 2011 was $3,323 compared with a net loss of $2,124 for the second quarter of 2010, an increase of $1,199 for the 2011 period.  The second quarter increase in net loss is due to an increase in total expenses of $2,566 and an increase in cost of goods sold of $578 offset by an increase of $1,945 in sales for the second quarter period.

The net loss for the first six months of 2011 was $6,029 compared with a net loss of $7,129 for the first six months of 2010, a decrease of $1100 for the 2011 period.  The six month decrease in net loss is due to an increase of $7,042 in sales for the six month period offset by an increase in total expenses of $4,516 and an increase in Cost of Goods Sold of $1,426.

Liquidity and Capital Resources

At June 30, 2011, we had assets consisting of $160 in cash, $3,374 in inventory and $1,530 in equipment (net of depreciation). At December 31, 2010, we had assets consisting of $2,990 in inventory, and $1,700 in equipment. Total liabilities at June 30, 2011 and December 31, 2010 were $62,481 and $56,078 respectively.  Total liabilities at June 30, 2011 consisted of $15,500 for legal fees, $2,885 for accounting fees, $8,000 for office rent and storage, $1,037 for miscellaneous, which includes royalties due of $271 and  a demand note in the amount of $34,788 issued to a private limited liability company owned by two directors George Norman and Laurie Norman. The note is payable upon demand and does not bear an interest rate.

Because we currently have only minimal revenues and limited cash reserves, we anticipate that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product.  There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy its cash needs.  At June 30, 2011, we had cash on hand of $160, working capital of a negative $58,947 and total stockholders’ equity of a negative $57,417.  At December 31, 2010, we had cash on hand of $0, working capital of a negative $53,088 and total stockholders’ equity of a negative $51,388.

In the opinion of management, inflation has not and will not have a material effect on the ongoing operations of the Company.

Plan of Operation

During the next 12 months, we plan to continue to focus on improving our websites found at www://LiLMarc.com and www://Boyspottytraining.com.  Anticipated improvements include simplifying the ordering process, improving the appearance and layout of the website, and making changes to the website that would increase impulse purchases.  We will also continue to focus on improving our relationships with resellers who sell our product on their websites and on engaging new website hosts for the product.  We anticipate that this can be accomplished through individual calls and e-mails to the website hosts.  Because we lack immediate requisite funds, it may be necessary to rely on advances from directors and/or stockholders, although we have no firm commitment from anyone to advance future funds. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.  Further, our directors will defer any compensation until such time as business warrants the payment of such.

        On September 17, 2009 we commenced a private placement offering to sell 2,200,000 of our common shares at a price of $0.25 per share for a term of six months. The Board extended the private placement until December 31, 2010 and is further considering extending the date again and revising the private placement memorandum.  As of June 30, 2011 and to the date of this report, we have sold a total of 50,000 shares ($12,500).  There can be no assurance that any additional shares will be sold in the private placement. In addition, if we are unable to generate sufficient revenues, we may have to rely on funds from credit lines, directors and/or stockholders in the future

      The purpose of the private placement is to make a major attempt to take the LiL Marc training urinal to a new level of visibility and, ultimately, to a new level of sales and to retire any debt.

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

We have recently had 2,300 new stand and bases made by a Chinese subcontractor, Shuangwei Traffic Facilities Co. Ltd. at a total cost of $4,266.   Management also estimates that during the next twelve months, we may seek an estimate from Shuangwei to produce a matching urinal for the stand and bases.  Management does not have an estimate of what the costs would be and are unknown at this time.  Depending on continuing sales, we may need to order an additional 5,000 complete urinals and stands and bases at our current estimated cost of $6.22 each for a total cost of $31,150.  This would be using our subcontractor in China  for the stands and bases and our manufacturer in southern California for the urinals.  This production cost will be funded from product sales or through a loan from a director(s).

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.                      Defaults Upon Senior Securities

This Item is not applicable.

Item 4.                      (Removed and Reserved)

Item 5.                      Other Information

This Item is not applicable.

Item 6.                      Exhibits
Exhibit 31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.XSD	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LILM, INC.

Date: August 11, 2011	By: /S/ George I. Norman, III
George I. Norman, III
President, C.E.O. and Director
(Principal Accounting Officer)