Form 10-Q
period 2011-09-30
LILM, INC.
filed 2011-11-21
CIK 1357671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September  30, 2011

[   ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to ______

Commission File Number  000-51872

LILM, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0645394
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1390 South 1100 East # 204, Salt Lake City, Utah 84105-2463
(Address of principal executive offices)

(801) 322-0253
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes   X  No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes      No   X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 15, 2011

Common Stock, $0.001 par value	2,633,750

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of LILM, Inc. and Subsidiary and LiL Marc, Inc. (predecessor) (development stage company) as of September 30, 2011 and audited balance sheet at December 31, 2010, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and nine  months ended September 30, 2011 and 2010 and the period April 22, 1997 (date of inception of predecessor) to September 30, 2011, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended September 30, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011 or any other subsequent period.

LILM, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2011 and December 31, 2010

LILM, INC. and SUBSIDIARY and LIL MARC, INC.(predecessor)
(Development Stage Company)
CONSOLIDATED BALANCE SHEETS September 30, 2011 and December 31, 2010

	(Unaudited)
	Sept 30,	Dec 31,
	2011	2010

Assests
Current Assests

Cash	$921	$-
Inventory	2,749	2,990

Total Current Assets	3,670	2,990

Equipment-Production Mold, Net	1,444	1,700

Total Assets	$5,114	$4,690

Liabilities & Stockholders' Deficiency
Current Liabilities

Accounts Payable	$19,798	$31,304
Note Payable- Related Party	43,280	24,774

Total Current Liabilities	63,078	56,078

Stockholders' Deficiency

Common Stock
25,000,000 shares authorized at $0.001 par value;
2,633,750 shares issued and outstanding	2,634	2,634
Capital in excess of par value	147,561	147,561
Accumulated deficit during development stage	(208,159)	(201,583)

Total Stockholders' Deficiency	(57,964)	(51,388)

Total Liabilities and Stockholders' Deficiency	$5,114	$4,690

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Nine Months Ended September 30, 2011 and 2010 and the Period
April 22, 1997 (date of inception of LIL MARC, INC. (predecessor)) to September 30, 2011
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Apr. 22, 1997
	2011	2010	2011	2010	to Sept. 30, 2011

Sales	$5,663	$2,919	$16,647	$6,861	$46,491

Cost of Goods Sold	(725)	-	(2,151)	-	(2,151)

Gross Profit	4,938	2,919	14,496	6,861	44,340
Expenses

General and administrative	5,329	6,268	20,594	17,293	223,136
Royalties	71	29	223	75	458
Depreciation and amortization	85	-	255	-	28,905
Total Expenses	5,485	6,297	21,072	17,368	252,499

Net Loss	$(547)	$(3,378)	$(6,576)	$(10,507)	$(208,159)

Net Loss Per Common Share

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Outstanding Shares

Basic and diluted (stated in 1000's)	2,634	2,633	2,634	2,633

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010 and the Period
April 22, 1997 (date of inception of LIL MARC, INC. (predecessor)) to September 30, 2011
(UNAUDITED)

	Sept 30,	Sept. 30,	Apr. 22, 1997 to
	2011	2010	Sept. 30, 2011

Cash Flows From Operating Activities

Net Loss	$(6,576)	$(10,507)	$(208,159)

Adjustments to reconcile net loss to
net cash provided by operating activities

Contributions to capital- expenses			100
Issuance of common stock for expenses	-	-	8,700
Depreciation and amortization	255	-	28,905
Changes in operating assets and liabilities:

Inventory	242	-	(2,748)
Accounts payable	(11,506)	8,972	16,577

Net Cash Flows (Used in) Operations	(17,585)	(1,535)	(156,625)

Cash Flows From Investing Activities

Purchase of patent	-	-	(28,650)
Purchase of Equipment-Production Mold	-	(510)	(1,700)
Purchase office equipment	-	-	(2,096)

Net Cash Flows (Used in) Investing Activities	-	(510.00)	(32,446)

Cash Flows From Financing Activities

Notes Payable from related party	23,452	3,795	57,915
Payments to related party	(4,946.00)	(9,507.00)	(14,635.00)
Proceeds from issuance of common stock	-	7,500	146,712

Net Cash Flows provided by Financing Activities	18,506	1,788	189,992

Net Change in Cash	921	(257)	921
Cash at Beginning of Period	-	257	-

Cash at End of Period	$921	$-	$921

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Issuance of 922,900 common shares for a patent- 2000			$11,963
Contributions to capital- expenses- 2001			$100
Issuance of common stock for expenses			$8700

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

Included in the following financial statements are the combined statements of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to September 30, 2011.

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

On September 30, 2011, the Company had a net operating loss available for carryforward of $152,728. The income tax benefit of approximately $46,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations.  The net operating loss will expire starting in 2017.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2011
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

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September  30, 2011
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

4.  EQUIPMENT –PRODUCTION MOLD

On August 2, 2010, the Company purchased an injection mold from a China consortium for $1,700 to  produce the base and stand for the LiL Marc training urinal.  The Company has determined the mold went into service on or about January 1, 2011 and is being depreciated over a 5 year period. Depreciation expense for the nine months ended September 30, 2011 was $255.

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

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Chief Executive Officer (CEO) and two Directors have acquired 72% of the outstanding common stock of the Company. During the nine months ended September 30, 2011, the Company received loans from the CEO and Directors in the amount of $23,452 and repaid prior loans of $4,946. From inception (April 22, 1997) to September, 30, 2011, net loans from the CEO and Directors are $43,280 executed as a note payable on demand with no stated interest.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2011
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

We are a development stage company with limited cash assets, operations and revenue. Ongoing operating expense, including the costs associated with the preparation and filing with the SEC of our periodic reports, have been paid for by the net proceeds from our initial stock offering in 2002 and from advances from a stockholder.  A total of $43,280 has been advanced by Alewine Limited Liability Company, a 72% stockholder that is managed by our President, George I. Norman, III.  The debt is evidenced by a promissory note that is payable upon demand.

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

Results of Operations

During the third quarter ended September 30, 2011, we realized revenues of $5,663 compared with $2,919 for the third quarter ended September 30, 2010.  Revenues for the 2011 period were the result of internet retail and wholesale orders, which increased 94% ($2,744) for the third quarter.  Revenues for the 2010 period were from internet retail and wholesale orders. The 2011 third quarter increase was due to a 86% increase ($1,035) in retail orders and a 100% increase ($1,709) in wholesale orders.  Our cost of good sales for the third quarter of 2011 were 13% ($725) of our total sales and were an 725% increase ($725) compared to the corresponding period in the third quarter of 2010.

Total expenses were $5,485 for the third quarter of 2011 compared to $6,297 for the corresponding period 2010 period.  Expenses during the third quarter of 2011 were primarily for general and administrative expenses, which decreased 15% ($931) for the third quarter.  The third quarter decrease in general and administrative expense was primarily attributed to a 10% decrease ($412) in general operating expenses, a  32% decrease ($400) in professional fees and partially offset by a 350% increase ($351) in vehicle use.

During the nine months ended September 30, 2011, we realized revenues of $16,647 compared with $6,861 for the nine months ended September 30, 2010.  Revenues for the 2011 period were the result of internet retail and wholesale orders, which increased 143% ($9,786) for the nine months.  Revenues for the 2010 period were from Internet retail and wholesale orders. The 2011 nine month increase was due to a 209% increase ($4,145) in retail orders and a 116% increase ($5,641) in wholesale orders.  Our cost of good sales for the first nine months of 2011 were 13% ($2,151) of our total sales and were an 2,151% increase ($2,151) compared to the corresponding period in the nine months of 2010.

Total expenses were $21,072 for the first nine months of 2011 compared to $17,368 for the corresponding period 2010 period.  Expenses during the first nine months of 2011 were primarily for general and administrative expenses, which increased 19% ($3,310) for the nine month period.  The 2011 nine month increase in general and administrative expenses was primarily attributed to a 118% increase ($8,210) in general operating expenses partially offset by a 28% decrease ($1,715) in professional fees.

The net loss for the third quarter of 2011 was $547 compared with a net loss of $3,378 for the third quarter of 2010, an decrease of $2,823 for the 2011 period.  The third quarter decrease in net loss is due to an decrease in total expenses of $804, an increase of $2,744 in sales for the third quarter period offset by an increase in cost of goods sold of $725.

The net loss for the first nine months of 2011 was $6,576 compared with a net loss of $10,507 for the first nine months of 2010, a decrease of $3,923 for the 2011 period.  The nine month decrease in net loss is due to an increase of $9,786 in sales for the nine month period offset by an increase in total expenses of $3,310 and an increase in Cost of Goods Sold of $2,151.

Liquidity and Capital Resources

At September 30, 2011, we had assets consisting of $921 in cash, $2,749 in inventory and $1,444 in equipment (net of depreciation). At December 31, 2010, we had assets consisting of $2,990 in inventory, and $1,700 in equipment. Total liabilities at September 30, 2011 and December 31, 2010 were $63,078 and $56,078 respectively.  Total liabilities at September 30, 2011 consisted of $10,425 for legal fees, $850 for accounting fees, $8,000 for office rent and storage, $523 for miscellaneous, which includes royalties due of $55 and a demand note in the amount of $43,280 issued to a private limited liability company owned by two directors George Norman and Laurie Norman. The note is payable upon demand and does not bear an interest rate.  Total liabilities at December 31, 2010 consisted of invoices the amount of $21,560 for professional fees, $8,180 in past due rent and storage, $337 in past due telephone and internet, courier charges of $379, Edgar filing fees of $297, miscellaneous payables in uncleared checks of $333 and $118 in royalties and a demand note in the amount of $24,774 issues to a private limited liability company owned by two directors George Norman and Laurie Norman.

Because we currently have only minimal revenues and limited cash reserves, we anticipate that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product.  There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy its cash needs.  At September 30, 2011, we had cash on hand of $ 921, working capital of a negative $59,407 and total stockholders’ equity of a negative $57,964.  At December 31, 2010, we had cash on hand of $0, working capital of a negative $53,088 and total stockholders’ equity of a negative $51,388.

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

On September 17, 2009 we commenced a private placement offering to sell 2,200,000 of our common shares at a price of $0.25 per share for a term of six months. The Board extended the private placement until December 31, 2010 and is further considering extending the date again and revising the private placement memorandum.  As of September 30, 2011 and to the date of this report, we have sold a total of 50,000 shares ($12,500).  There can be no assurance that any additional shares will be sold in the private placement. In addition, if we are unable to generate sufficient revenues, we may have to rely on funds from credit lines, directors and/or stockholders in the future

The purpose of the private placement is to make a major attempt to take the LiL Marc training urinal to a new level of visibility and, ultimately, to a new level of sales and to retire any debt.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.                 Defaults Upon Senior Securities

This Item is not applicable.

Item 4.                 (Removed and Reserved)

Item 5.                 Other Information

This Item is not applicable.

Item 6.                 Exhibits

Exhibit 31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 10.1	*Interactive Data File

*      In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LILM, INC.

Date: November 21, 2011	By: /S/ George I. Norman, III
George I. Norman, III
President, C.E.O. and Director
(Principal Accounting Officer)