Form 10-K
period 2011-12-31
LILM, INC.
filed 2012-03-30
CIK 1357671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

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
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes [ ] No [ X ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	[ ]

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2011, the last business day of the registrant’s most recently completed second quarter, was $187,569.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2011 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 21, 2012 was 2,633,750.

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

On December 10, 2004, we created a new Utah corporation as a wholly owned subsidiary under the name of LiL Marc, Inc.  We then transferred all of our assets to LiL Marc, Inc. (Utah) in January 2005, in exchange for all 1,500,000 shares (100%) of LiL Marc’s outstanding common stock.  .

On February 25, 2005, we submitted a subsequent Patent Assignment to the United Sates Patent Office conveying the patent rights to our wholly owned subsidiary, LiL Marc, Inc. (Utah). In connection with the assignment of the patent, LiL Marc, Inc. (Utah) will pay to James Curt McKiney, the inventor of the LiL Marc training urinal, an ongoing royalty of $0.25 per urinal sold, due each year on March 31 beginning in 2005. As of December 31, 2011, a total of $488 in royalty payments have been paid to the inventor.

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

Our principal executive offices are located at 1390 South 1100 East # 204, Salt Lake City, Utah 84105-2463 and our telephone number is (801) 322-0253.

LiL Marc Training Urinal

The LiL Marc is a simple to use plastic urinal used in the “potty” training of young boys.  The LiL Marc is constructed from high quality, recyclable, high density, white polyethylene plastic and, because of its white porcelain appearance, looks like a full-sized urinal found in public restrooms, only on a smaller scale.  It is intended to assist in the training of daytime bladder control of young boys.  By using the LiL Marc, a male child can be potty-trained standing up like a little boy, instead of being trained sit-down fashion like a little girl.

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

Production

In addition to acquiring the patent rights to the LiL Marc, we also acquired the production air mold and rotational mold used to manufacture the training unit and its stand.  The molds are located at our facility in Salt Lake City, Utah and would be used at Blow Molded Products in Glen Avon, California, a specialty boutique blow mold manufacturer.  By having another company manufacture the LiL Marc, we are able to produce a quality product in mass at a competitive price.  Using the air mold enables us to produce large or small orders and, during test marketing by the inventor, the air mold produced over 3,000 units with a high quality finish.  We have an arrangement with Blow Mold Products whereby we will use the air mold to manufacture the wall mount and LiL Marc urinal for a specified production price.  The stand is manufactured elsewhere.

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

Due to the size and shape of the LiL Marc, packaging and shipping initially required a special order box, however, we subsequently developed a shrink-wrap package.  We currently assemble the product at our Salt Lake City facility and individually shrink wraps each product using an American International Electric, Inc. shrink packaging system.  This system can wrap one unit in a two-and-a-half minute time period.  The product is then placed in a brown stock shipping box. The finished LiL Marc has a suggested retail price of $22.95.

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

Facilities

Our facilities consist of a corporate general office located at 1390 South 1100 East, #204, Salt Lake City, Utah 84105.  The facilities include approximately 440 square feet situated in a professional office building with some additional room for product and supply storage.   We are conveniently located near a FedEx Kinkos and US Post office for order fulfillment.  The facilities are shared with the personal offices of our President, Mr. Norman, at a month-to-month base rate of $200 per month plus utilities and storage as needed.  Mr. Norman conducts his consulting business and manages his personal investments in the same office facilities and pays an additional $250 per month towards the shared rent.  Management believes that the current facilities are adequate for the immediate future.  Additionally, we use storage facilities for inventory located at a local mini warehouse facility in the Salt Lake City at a cost of $130 per month.  This facility has the capacity to hold approximately 5,000 LiL Marcs.

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

Since 1999 when we acquired the patent rights to the LiL Marc ATraining Urinal, the trade name LiL Marc and rights to manufacture and market the product, we have had a limited operating history and incurred net losses since inception. From inception through December 31, 2011, we have incurred cumulative losses of approximately $213,000.  There can be no assurance that we will produce future material revenues or achieve profitability in the immediate future or at any time, or that we will operate on a profitable basis.  The potential to generate profits from our business depends on many factors, including the following:

●	the ability to secure adequate funding to increase marketing and fund future production of our product;
●
●	the size and timing of future customer orders, product delivery and customer acceptance, if required;
●
●	the costs of maintaining and expanding operations; and
●
●	the ability to attract and retain a qualified work force as business warrants.

There can be no assurance that we will be able to achieve any of the foregoing factors or realize profitability in the immediate future or at any time.

In order to continue business, we may have to secure additional capital.  Additional required capital may not be available at attractive terms, which would have a material negative effect on our business and operating results.

In the event we need additional funds in order to continue or increase current business operations, we may not be able to secure such funding.  In the past we have been dependent on funds raised in our initial stock offering in 2002 and the infusion of capital from directors and stockholders in order to continue our business. Currently, management estimates recurring annual total expenses to be approximately $20,000.  Management further expects that general, administrative and other operating expenses will increase substantially as we accelerate efforts to expand business and to satisfy increased reporting and stockholder communications obligations under existing securities laws.

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

It is managements intent to expand the market for our product, but only as ongoing business conditions warrant and, if necessary, funds are available.  We presently operate in a limited geographical marketing area and via the Internet.  In order to expand the area in which we operate, we must expand facilities, purchase additional equipment and retain additional personnel.  Also, there can be no assurance that if we do expand into new areas, such expansion will be successful or that the business generated form the addition of markets will warrant the expenses necessary to facilitate the expansion.  If we are unable to successfully expand our marketing area and products offered, our business may not be able to grow or possibly decrease, which will have a negative impact on future operations.

We have only one manufacturer of our product and, if this sole producer is no longer able to produce the units, we may be unable to find a replacement manufacturer and our business could be negatively affected.

Blow Molded Products is presently the only manufacturer of our product, although the stand is subcontracted to a separate entity.  If Blow Molded Products was unable to continue to produce the LiL Marc units, we would have to locate another custom blow  molded manufacturing company.  Management is currently not aware of any other custom blow molded manufacturers that can offer the flexibility of orders as small as 100 and that is also capable of producing orders as large of 10,000.  Accordingly, there can be no assurance that we could locate an alternate manufacturer to produce our product on terms favorable to us.  In this event, we would suffer a delay in production that could negatively affect sales and have an adverse effect on our business and financial condition.

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

Item 1B.	Unresolved Staff Comments

This item is not required for a smaller reporting company.

Item 2	Properties

We do not presently own any property.

Item 3.	Legal Proceedings

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

As of March 21, 2012, there were 76 holders of record of our common stock, which does not account for stockholders whose shares may be held in a brokerage account or in other nominee name.  Because there has been only a limited public trading market for our securities, no trading history is presented herein.  We do not currently have outstanding any options, warrants or other securities or instruments that are convertible into shares of our common stock.

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

On September 17, 2009 we commenced a private placement offering to sell 2,200,000  common shares at a price of $0.25 per share.  We sold 50,000 shares to three investors for gross proceeds of $12,500.  These shares are deemed restricted shares and are included in our calculations for restricted shares held by non affiliates.

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

We are considered a development stage company with minimal cash assets and limited operations and revenue.  Ongoing operating expense, including the costs associated with the preparation and filing of our registration statement, have been paid for by (i) the net proceeds from our stock offering in 2002; and (ii) from advances from a stockholder.  A total of $46,153 has been advanced by Alewine Limited Liability Company, a 72% stockholder that is owned by two directors, George Norman and Laurie Norman and managed by Mr. Norman, our President.  The debt is evidenced by notes that are payable upon demand with a provision that an interest rate of 10% would be charged on any outstanding balance not paid when due.

It is anticipated that we will require approximately $20,000 over the next 12 months to fund operations and to maintain our corporate viability.  If we are unable to generate sufficient revenues from sales of our product, we may have to rely on funds from credit lines, directors and/or stockholders in the future.  There is no assurance at this time that we will be able to secure additional funds if necessary.  We also do not have any further commitments from a director or stockholder to provide any additional funding.

Results of Operations

For the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

We realized revenues of $19,747 for the year ended December 31, 2011 compared to revenues of $6,861 for the year ended December 31, 2010.  The increase in sales during 2011 is attributed to a 158% increase ($7,712) in wholesale orders from $4,877 in 2010 to $12,589 in 2011, and a 261% increase ($5,174) in retail orders from our website from $1,984 in 2010 to $7,158 in 2011. Our cost of good sales for the year ended December 31, 2011 were 13% ($2,526) of our total sales and were a 2,526% increase ($2,526) compared to the year ended December 31, 2010.

 Total expenses for 2011 were $29,056 compared to $20,354 for 2010, a 43% increase.  The increase includes a 40% increase in administrative expenses from $20,279 in 2010 to $28,453 in 2011, primarily due to a 117% increase ($8,841) of general operating expenses offset by 6% decrease in professional fees from $8,812 in 2010 to $8,285 in 2011, including legal and accounting expenses.  The increase was partially offset by a 3% decrease in rent expense from $3,960 in 2010 to $3,830 in 2011.  We realized a net loss of $11,825 for the year ended December 31, 2011 compared to a loss of $13,493 in 2010.  The decrease in net loss for 2011 is directly attributed to an increase in product sales of $12,886, offset by an increase in administrative expenses of $6,109, an increase in royalties of $178 and an increase in depreciation expense of $340.

Liquidity and Capital Resources

At December 31, 2011, we had total assets of $3,814, consisting of $2,454 in inventory and $1,360 in equipment.  At December 31, 2010, total assets were $4,690, consisting of $2,990 in deposits and $1,700 in equipment.    Total liabilities at December 31, 2011 and 2010 were $67,027 and $56,078 respectively. Total liabilities at December 31, 2011 consisted primarily of $13,435 for professional fees, $7,200 in past due rent and storage, and demand notes in the amount of $46,153 issued to a private limited liability company owned by two directors George Norman and Laurie Norman. The notes are payable upon demand and do not bear an interest rate.  Total liabilities at December 31, 2010 consisted primarily of $21,560 for professional fees, $8,180 in past due rent and storage, and demand notes in the amount of $24,774 issued to the same private limited liability company owned by the two directors. The notes are payable upon demand and do not bear an interest rate.

Because we currently have only minimal revenues and limited cash reserves, we may have to rely on directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product.  There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy cash needs.  At December 31, 2010, we had cash on hand of $0, negative working capital of $56,078 and total stockholders’ deficiency of 51,388.  At December 31, 2011, we had cash on hand of $0, negative working capital of $67,027 and total stockholders’ deficiency of 63,213.

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

On September 17, 2009 we commenced a private placement offering to sell 2,200,000 of its common shares at a price of $0.25 per share for a term of six months. At that time the Board had the discretion and extended the private placement until December 31, 2010.     A total of 50,000 shares were sold during 2009 and 2010 for total proceeds of $12,500. We are exploring other options to raise additional capital. There can be no assurance that any additional shares will be sold in another private placement. In addition, if we are unable to generate sufficient revenues, we may have to rely on funds from credit lines, directors and/or stockholders in the future.  The purpose of any additional funding is to provide the company with more marketing and operating capital.

The LiL Marc has had a consistent market on the Internet with very little additional advertising. Many customers are referred by earlier customers or they are repeat purchasers.  Often when a purchase is made from a new section of the country, it is usually followed by multiple orders from the same geographic area. The product has had success as a gift item for grandchildren, birthdays and baby showers.  While there are other products in the market place, we believe the LiL Marc is unique in that it is completely a stand alone product that does not require a water source, making it very portable.  The LiL Marc has a simple functional design that caregiver and son can all relate to and it fits into any bathroom setting.  Often the young boy using it considers it his own. Due to the LiL Marc’s uniqueness and potential market of approximately 2,000,000 newborn males every year in the US, we believe there will continue to be a market and a captive audience because every parent wants their child to be successful at potty training.

Our current marketing strategy has been to produce a product that is available to the public through our web sites at www.LiLMarc.com or www.BoysPottyTraining.com, or through our wholesale resellers.   Although our web sites place well in the search engines, we have not done any additional advertising. We continue to review and consider options on improving our websites. Recent improvements include simplifying the ordering process, improving the appearance and layout of the website and making changes to the website that might increase impulse purchases.  We continue to focus on improving our relationships with resellers that sell the LiL Marc on their websites and on engaging new website hosts for the product.

Management continues to review its production of either additional stands or urinals. Our manufacturing is presently at two different locations by two different processes and using two different types of molds. We would like to organize all of our manufacturing at one location using the same process.  This would involve making a new blow mold for the LiL Marc’s base and stand to match up with the blow mold used to make the urinal.  Our plan would be to use Blow Molder Products in Glen Avon, CA, the current manufacturer of the LiL Marc urinal.

Our ancillary operations are currently housed in our corporate office with some light storage and a separate storage for inventory at another location

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

Because we rely on others for production of our product, we do not expect to make any significant capital expenditures for new equipment or other assets during 2011.  In addition, on August 2, 2010 we purchased an injection mold from a China consortium for $510 to produce the base and stand for the LiL Marc training urinal.  The Company made another payment of $1,190 in December of 2010 to put the mold into production using a facility in China.   The mold came into use beginning in January of 2011.  The Company is still evaluating the future use of this mold.  If additional equipment does become necessary, we believe that we may have to seek outside financing to acquire the equipment or assets.

Currently, we have two main employees.  Our President devotes approximately 20 hours per week to our business and our Secretary assists on an as-needed basis.  We also sometimes schedule additional part-time laborers for packaging and shipping.  Management believes that these employees will be adequate for the foreseeable future, or until our production reaches a level to justify additional employees.  Further, we believe that in the event increased business necessitates additional employees, we will be able to pay the added expenses of these employees from increased revenues.

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

At the beginning of 2011 we had 2,300 new stand and bases made by a Chinese subcontractor, Shuangwei Traffic Facilities Co. Ltd. at a total cost of $4,266.   During the next twelve months, management may seek an estimate from Shuangwei to produce a matching urinal for the stand and bases.  Management does not have an estimate of those costs.

Depending on continuing sales, we may need to order an additional 5,000 complete urinals, stands and bases at our current estimated cost of $6.22 each for a total cost of $31,150.  This option would involve using our subcontractor in China for the stands and bases and our manufacturer in southern California for the urinals.  This production cost will be funded from product sales or through a loan from a director(s).

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

Net Operating Loss

We have accumulated approximately $157,977 of net operating loss carryforwards as of December 31, 2011.  This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2017.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. This could occur in the event we are purchased, acquired by or merged with another company whereby the stockholders of the new or merging company would be issued the majority of the issued and outstanding shares and our current stockholders would hold a minority of the issued and outstanding shares.  This could result in an annual limitation on the amount of net operating loss carryforwards that could be used by the ongoing business.

The income tax benefit of approximately $47,000 at December 31, 2011 from the carryforwards  has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since we have not started  full operations.

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

Forward Looking and Cautionary Statements

This report includes "forward-looking statements" that may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause its actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

●	the ability to maintain current business and, if feasible, expand the marketing of products;

●	the ability to attract and retain new individual and retail customers;

●	the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;

●	uncertainties involved in the rate of growth of business and acceptance of our product and;

●	anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;

●	future capital requirements and our ability to satisfy these needs;

●	general economic conditions.

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

Financial statements for the fiscal years ended December 31, 2011 and 2010 have been audited by Madsen & Associates CPA’s, Inc., independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America.  The aforementioned financial statements are included herein starting with page F-1.

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

Based upon the required evaluation, our chief executive officer and principal accounting officer concluded as of December 31, 2011, our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

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

Management, including our chief executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting was effective as of December 31, 2011.

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

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers and directors are as follows:

Name	Age	Position
George I. Norman III	58	President, Chief Executive Officer and Director
Laurie J. Norman	49	Secretary / Treasurer and Director
Jessie Scott Bean	57	Director
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

The following discussion addresses any and all compensation awarded to, earned by or paid to our named executive officers for the fiscal years ended December 31, 2011 and 2010.  We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.  Both production and marketing are the responsibility of George Norman.  We anticipate that during 2012 Mr. Norman will devote a minimum of 20 hours per week to our business.  Laurie Norman, our Secretary / Treasurer, continues to assists Mr. Norman when needed as an office manager.

We have not paid any salaries or other compensation to officers or directors for their service on the Board of Directors for the years ended December 31, 2011 and 2010.  Further, we have not entered into an employment agreement with any officers, directors or any other persons and no such agreements are anticipated in the immediate future.  It is intended that directors will defer any compensation until such time as business operations provide sufficient cash flow to provide for salaries.  As of the date hereof, no person has accrued any compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, to the best of our knowledge, as of March 21, 2012, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Alewine Limited Liability Company (2)	1,863,475	71%
1390 South 1100 East Ste. 204
Salt Lake City, UT 84105

Jessie Scott Bean	20,000	1%
8313 Aspenbrook
Las Vegas, NV 89145

All directors and officers as	1,883,475	72%
a group (3 persons)

 *      Director and/or executive officer

Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)       Based upon 2,633,750 shares of common stock outstanding on March 21, 2012.

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

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Audit Fees

The aggregate fees billed by our independent auditors, Madsen & Associates CPA’s, Inc., for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2011 and 2010, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2011 and 2010, were $6,135 for 2011 and $5,860 for 2010.

Audit Related Fees

For the years ended December 31, 2011 and 2010, there were no fees billed for assurance and related services by Madsen & Associates CPA’s, Inc. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2011 and 2010, no fees were billed by Madsen & Associates CPA’s, Inc. for tax compliance, tax advice and tax planning.

We do not use Madsen & Associates CPA’s, Inc. for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Madsen & Associates CPA’s, Inc. to provide compliance outsourcing services.

Item 15.	Exhibits, Financial Statement Schedules

(a) Exhibits

Exhibit No.	Exhibit Name
3.1*	Articles of Incorporation (Nevada)
3.2*	By-Laws of Registrant
4.1*	Instrument defining rights of holders (See Exhibit No. 3.1, Articles of Incorporation)
10.1**	Promissory Note
21.1*	Subsidiaries
31.1	Certification of C.E.O Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 ins	XBRL Instance
101.xsd	XBRL Schema
101.cal	XBRL Calculation
101.def	XBRL Definition
101.lab	XBRL Label
101.pre	XBRL Presentation

________________
*             Included as exhibit to Form 10-SB filed March 30, 2006.
**             Included as Exhibit to Amendment No. 1 to Form 10-SB/A filed August 22, 2006

LILM, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of LILM, Inc. and Subsidiary and
LIL Marc, Inc. (predecessor)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of LILM, Inc. and Subsidiary and LIL Marc, Inc. (predecessor) (A Development Stage Company) (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2011, and for the period April 22, 1997 (date of inception of predecessor) to December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LILM, Inc. and Subsidiary and LIL Marc, Inc. (predecessor) (A Development Stage Company) as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011, and for the period April 22, 1997 (date of inception of predecessor) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Madsen & Associates CPA’s, Inc.

Murray, Utah
March 21, 2012

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010
Assests
Current Assests

Cash	$-	$-
Deposits	-	2,990
Inventory	2,454	-

Total Current Assets	$2,454	$2,990

Equipment-Production Mold, Net	$1,360	$1,700

Total Assets	$3,814	$4,690

Liabilities & Stockholders' Deficiency
Current Liabilities

Accounts Payable	$20,874	$31,304
Notes Payable- Related Party	46,153	24,774

Total Current Liabilities	$67,027	$56,078

Stockholders' Deficiency

Common Stock
25,000,000 shares authorized at $0.001 par value; 2,633,750 shares issued and outstanding	$2,634	$2,634
Capital in excess of par value	147,561	147,561
Accumulated deficit during development stage	(213,408)	(201,583)

Total Stockholders' Deficiency	$(63,213)	$(51,388)

Total Liabilities and Stockholders' Deficiency	$3,814	$4,690

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Years Ended December 31, 2011 and 2010 and the Period
April 22, 1997 (date of inception of LIL MARC, INC.
 (predecessor)) to December 31, 2011

	December 31,	December 31,	April 22, 1997
	2011	2010	to December 31, 2011

Sales	$19,747	$6,861	$49,591

Cost of Goods Sold	$(2,526)	-	$(2,526)

Gross Profit	$17,221	$6,861	$47,065
Expenses

General and administrative	$28,453	$20,279	$230,995
Royalties	253	75	488
Depreciation and amortization	340	-	28,990
	$29,046	$20,354	$260,473

Net Loss	$(11,825)	$(13,493)	$(213,408)

Net Loss Per Common Share

Basic and dilluted	$(0.00)	$(0.01)

Weighted Average Outstanding Shares

Basic and diluted (stated in 1000's)	2,634	2,624

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY
For the Period Ended December 30, 1999
 (date of inception) to December 31, 2011

					Accumulated
				Capital in	Deficit
	Common Stock			Excess of	during
	Shares	Amount		Par Value	Development Stage	Total

Balance December 30, 1999 (predecessor)		$		$51,977	$(51,977)	$-

Issuance of common shares for cash and a patent at .0129-December 30, 1999	1,000,000		1,000	11,963		12,963

Net operating loss for the year ended 31-Dec-00					(8,867)	(8,867)

Inssuance of common shares for cash at .025-June 27, 2001	800,000		800	19,200		20,000

Issuance of common shares for cash at .025-August 31, 2001	20,000		20	480		500

Stock offering costs				(375)		(375)

Capital contribution- related party				100		100

Net operating loss for the year ended 31-Dec-01					(13,537)	(13,537)

Stock offering costs				(2,500)		(2,500)

Net operating loss for the year ended 31-Dec-02					(13,858)	(13,858)

Issuance of common shares for cash at .08 Feb 20 2003	763,750		764	60,336		61,100

Stock offering costs				(6,070)		(6,070)
						-
Net operating loss for the year ended 31-Dec-03					(18,081)	(18,081)

Net operating loss for the year ended 31-Dec-04					(1,731)	(1,731)

Net operating loss for the year ended 31-Dec-05					(12,692)	(12,692)

Net operating loss for the year ended 31-Dec-06					(15,821)	(15,821)

Net operating loss for the year ended 31-Dec-07					(19,881)	(19,881)

Net operating loss for the year ended 31-Dec-08					(14,674)	(14,674)

Issuance of common shares for cash at .25 Nov 03 2009	20,000		20	4,980		5,000

Net operating loss for the year ended 31-Dec-09					(16,971)	(16,971)

Issuance of common shares for cash at .25 Apr 06 10	20,000		20	4,980		5,000

Issuance of common shares for cash at .25 Jun 29 10	10,000		10	2,490		2,500

Net operating loss for the year ended December 31,2010					(13,493)	(13,493)

Balance December 31, 2010	2,633,750		$2,634	$147,561	$(201,583)	$(51,388)

Net operating loss for the year ended December 31, 2011					(11,825)	(11,825)

Balance December 31, 2011	2,633,750		$2,634	$147,561	$(213,408)	$(63,213)

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2011 and 2010 and the Period
April 22, 1997 (date of inception of LIL MARC, INC.
(predecessor)) to December 31, 2011

	December 31,	December 31,	April. 22, 1997 to
	2011	2010	December 31, 2011
Cash Flows FromOperating Activities

Net Loss	$(11,825)	$(13,493)	$(213,408)

Adjustments to reconcile net loss to net cash provided by operating activities

Contributions to capital- expenses			100
Issuance of common stock for expenses	-	-	8,700
Depreciation and amortization	340	-	28,990
Changes in operating assets and liabilities:

Inventory	536	(2,990)	(2,454)
Accounts payable	(10,430)	11,249	17,653

Net Cash Flows (Used in) Operations	$(21,379)	$(5,234)	$(160,419)

Cash Flows From Investing Activities

Purchase of patent	$-	$-	$(28,650)
Purchase of Equipment	-	(1,700)	(1,700)
Purchase office equipment	-	-	(2,096)

Net Cash Flows (Used in) Investing Activities	$-	$(1,700)	$(32,446)

Cash Flows From Financing Activities

Notes Payable from related party	$27,025	$8,866	$61,488
Payments to related party	(5,646)	(9,689)	(15,335)
Proceeds from issuance of common stock	-	7,500	146,712

Net Cash Flows provided by Financing Activities	$21,379	$6,677	$192,865

Net Change in Cash	$-	$(257)	$-
Cash at Beginning of Period	-	257	-

Cash at End of Period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Issuance of 922,900 common shares for a patent- 2000			$11,963
Contributions to capital- expenses- 2001			$100

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

Included in the following financial statements are the combined statements of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to December 31, 2011.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

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

On December 31, 2011, the Company had a net operating loss available for carryforward of $157,977. The income tax benefit of approximately $47,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started full operations.  The net operating loss will expire starting in 2017.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011

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

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011

Recent Accounting Pronouncements

The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

3.     INVENTORY

The product is a stand alone product made of plastic consisting of a urinal produced  in California  using a blow  mold and a stand and base produced  in China with an injection mold.  All inventory is shipped to Salt Lake City, UT and stored in a small warehouse.  The product is sold over the internet and is assembled at time of shipping by the Company and is delivered direct to customers or to wholesale resellers using a ground courier service.  During December 2010, the Company paid a deposit of $2,990 to a China consortium for parts to be used in its training urinal product. 200 samples were delivered to the Company in January 2011 and sold to customers.  Another 2,100 were delivered to the company in February 2011 and are currently being sold to customers. Inventory is reported at the lower of cost or net realizable value.

 4.    EQUIPMENT –PRODUCTION MOLD

On August 2, 2010, the Company purchased an injection mold from a China consortium for $1,700 to  produce the base and stand for the LiL Marc training urinal.  The Company has determined the mold went into service on or about January 1, 2011 and is being depreciated over a 5 year period. Depreciation expense for the 12 months ended December 31, 2011 was $340.

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
December 31, 2011

6.    SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Chief Executive Officer (CEO) and two Directors have acquired 72% of the outstanding common stock of the Company. During the twelve months ended December 31, 2011, the Company received loans from the CEO and Directors in the amount of $27,025 and repaid prior loans of $5,646. From inception (April 22, 1997) to December, 31, 2011, net loans from the CEO and Directors are $46,153 executed as a note payable on demand with no stated interest.

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

Dated:   March 30, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ George I. Norman, III	President, C.E.O. and director	March 30, 2012
George I. Norman, III	(Principal Accounting Officer)

/S/ Laurie J. Norman	Secretary / Treasurer and Director	March 30, 2012
Laurie J. Norman

/S/ Jessie Scott Bean	Director	March 30, 2012
Jessie Scott Bean