Form 10-Q
period 2012-03-31
LILM, INC.
filed 2012-05-21
CIK 1357671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes    X   No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes           No    X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 15, 2012
Common Stock, $0.001 par value	2,633,750

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of LILM, Inc. and Subsidiary and LiL Marc, Inc. (predecessor) (development stage company) as of March 31, 2012 and audited balance sheet at December 31, 2011, related unaudited statements of operations and cash flows for the three months ended March 31, 2012 and 2011 and the period April 22, 1997 (date of inception of predecessor) to March 31, 2012, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended March 31, 2012, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012 or any other subsequent period.

LILM, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2012 and December 31, 2011

LILM, Inc. and Subsidiary and LIL Marc, Inc. (predecessor)
(Development Stage Company)
CONSOLIDATED BALANCE SHEETS
March 31, 2012 and December 31, 2011
	(Unaudited)
	Mar 31,	Dec 31,
	2012	2011

Assets
Current Assets

Cash	$598	$-
Deposits	-	-
Inventory	$1,889	$2,454

Total Current Assets	$2,487	$2,454

Equipment-Production Mold, Net	$1,275	$1,360

Total Assets	$3,762	$3,814

Liabilities & Stockholders' Deficiency
Current Liabilities

Accounts Payable and Accrued Expenses	$25,376	$20,874
Notes Payable- Related Party	47,116	46,153

Total Current Liabilities	$72,492	$67,027

Stockholders' Deficiency

Common Stock
25,000,000 shares authorized at $0.001 par value;
2,633,750 shares issued and outstanding	$2,634	$2,634
Capital in excess of par value	147,561	147,561
Accumulated deficit during development stage	(218,925)	(213,408)

Total Stockholders' Deficiency	$(68,730)	$(63,213)

Total Liabilities and Stockholders' Deficiency	$3,762	$3,814

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2012 and 2011 and the Period
April 22, 1997 (date of inception of LIL MARC, INC. (predecessor)) to March 31, 2012
(UNAUDITED)

	Mar 31,	Mar 31,	Apr. 22, 1997
	2012	2011	to Mar. 31, 2012

Sales	$4,804	$6,061	$54,395

Cost of Goods Sold	$(570)	$(848)	$(3,096)

Gross Profit	$4,234	$5,213	$51,299
Expenses

General and administrative	$9,149	$7,758	$240,144
Royalties	58	76	546
Depreciation and amortization	85	$85	29,075
	$9,292	$7,919	$269,765

Other (Income) Expense:
Interest expense	459	-	459

Net Loss	$(5,517)	$(2,706)	$(218,925)

Net Loss Per Common Share

Basic and dilluted	$(0.00)	$(0.00)

Weighted Average Outstanding Shares

Basic and diluted (stated in 1000's)	2,634	2,634

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011 and the Period
April 22, 1997 (date of inception of LIL MARC, INC. (predecessor)) to March 31, 2012
(UNAUDITED)

	Mar. 31,	Mar. 31,	Apr. 22, 1997 to
	2012	2011	Mar. 31, 2012

Cash Flows From
Operating Activities

Net Loss	$(5,517)	$(2,706)	$(218,925)

Adjustments to reconcile net loss to net cash provided by operating activities

Contributions to capital- expenses			100
Issuance of common stock for expenses	-	-	8,700
Depreciation and amortization	85	85	29,075
Changes in operating assets and liabilities:

Inventory	565	963	(1,889)
Accounts payable	4,502	(2,807)	22,155

Net Cash Flows (Used in) Operations	(365)	(6,391)	(160,784)

Cash Flows From Investing Activities

Purchase of patent	-	-	(28,650)
Purchase of Equipment	-	-	(1,700)
Purchase office equipment	-	-	(2,096)

Net Cash Flows (Used in) Investing Activities	-	-	(32,446)

Cash Flows From Financing Activities

Notes Payable from related party	1,000	10,617	62,488
Payments to related party	(37)	(3,690)	(15,372)
Proceeds from issuance of common stock	-	-	146,712

Net Cash Flows provided by Financing Activities		6,927	193,828

Net Change in Cash	598	536	598
Cash at Beginning of Period	-	-	-

Cash at End of Period	$598	$536	$598

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Issuance of 922,900 common shares for a patent- 2000			$11,963
Contributions to capital- expenses- 2001			$100

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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

Included in the following financial statements are the combined statements of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to March 31, 2012.

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

On March 31, 2012, the Company had a net operating loss available for carryforward of $163,494. The income tax benefit of approximately $49,000 from the carryforward has been fully offset by a valuation allowance as we have determined the ability to use the future tax benefit is doubtful.  The net operating loss will expire starting in 2017.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 March 31, 2012
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
March 31, 2012
(UNAUDITED)

Recent Accounting Pronouncements

The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

3.    INVENTORY

The product is a stand alone product made of plastic consisting of a urinal produced  in California  using a blow  mold and a stand and base produced  in China with an injection mold.  All inventory is shipped to Salt Lake City, Utah, and stored in a small warehouse.  The product is sold via the internet, is assembled at time of shipping by the Company, and is delivered to customers or to wholesale resellers using a ground courier service.  During December 2010, the Company paid a deposit of $2,990 to a China consortium for parts to be used in its training urinal product. 200 samples were delivered to the Company in January 2011 and sold to customers.  Another 2,100 were delivered to the company in February 2011 and are currently being sold to customers. Inventory is reported at the lower of cost or net realizable value.

4.  EQUIPMENT –PRODUCTION MOLD

On August 2, 2010, the Company purchased an injection mold from a China consortium for $1,700 to produce the base and stand for the LiL Marc training urinal.  The Company has determined the mold went into service on or about January 1, 2011 and is being depreciated over a 5 year period. Depreciation expense for the 3 months ended March 31, 2012 and 2011 was $85, for each period.

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
March 31, 2012
(UNAUDITED)

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Chief Executive Officer (CEO) and two Directors have acquired 72% of the outstanding common stock of the Company. During the three months ended March 31, 2012, the Company received loans from the CEO and Directors in the amount of $1,000 and repaid prior loans of $37. From inception (April 22, 1997) to March, 31, 2012, net loans from the CEO and Directors are $47,116, which are payable on demand.

As of January 1, 2012, the Company’s Board of Directors approved a modification of the terms of these loans to include an annual, simple interest rate of 4%. Related interest expense for the three months ended March 31, 2012 was $459.

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

We are a development stage company with limited cash assets, operations and revenue. Ongoing operating expense, including the costs associated with the preparation and filing with the SEC of our periodic reports, have been paid for by the net proceeds from our initial stock offering in 2002, a private placement of securities and from advances from a stockholder.  A total of $47,116 has been advanced by Alewine Limited Liability Company, a 72% stockholder that is managed by our President, George I. Norman, III.  The debt is evidenced by promissory notes that are payable upon demand.

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

Results of Operations

During the first quarter ended March 31, 2012, we realized revenues of $4,804 compared with $6,061 for the first quarter ended March 31, 2011.  Revenues for the 2012 period were the result of Internet retail and wholesale orders, which decreased 21% ($1,257) for the first quarter.  Revenues for the 2011 period were from Internet retail and wholesale orders. The 2012 first quarter decrease was due to a 20% decrease ($454) in retail orders and a 21% decrease ($802) in wholesale orders.  Our cost of goods sold for the first quarter of 2012 were 12% ($570) of our total sales and were a 33% decrease ($278) compared to the corresponding period in the first quarter of 2011.

Total expenses were $9,751 for the first quarter of 2012 compared to $7,919 for the first quarter of 2011.  Expenses during the first quarter of 2012 were primarily for general and administrative expenses, which increased 18% ($1,391) for the first quarter.  The first quarter increase in general and administrative expense was primarily attributed to a 5% increase ($251) in general operating expenses, an 8% increase ($300) in professional fees and a 138% increase ($690) in filing fees.

The net loss for the first quarter of 2012 was $5,517 compared with a net loss of $2,706 for the first quarter of 2011, an increase in the net loss of $2,811 for the 2012 period.  The first quarter increase in net loss is due to an increase in total expenses of $1,832, and a decrease of $1,257 in sales for the first quarter period partially offset by a decrease in cost of goods sold of $278.

Liquidity and Capital Resources

At March 31, 2012, we had current assets consisting of $598 in cash, $1,889 in inventory and other assets of $1,275 in equipment (net of depreciation). At December 31, 2011, we had current assets consisting of $2,454 in inventory, and other assets of $1,360 in equipment. Total liabilities at March 31, 2012 and December 31, 2011 were $72,492 and $67,027 respectively.  Total liabilities at March 31, 2012 consisted of $12,500 for legal fees, $3,875 for accounting fees, $1,190 for filing fees, $7,200 for office rent and storage, accrued interest of $459, royalties due of $167 offset by a $15 credit for miscellaneous expenses, and demand notes in the amount of $47,116 issued to a private limited liability company owned by two directors George Norman and Laurie Norman. The notes are payable upon demand and bears a 4% interest rate beginning on January 1, 2012.

Because we currently have only limited revenues and cash reserves, we anticipate that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product.  There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy its cash needs.  At March 31, 2012, we had cash on hand of $ 598, negative working capital of $70,005, and total stockholders’ deficiency of $68,730.  At December 31, 2011, we had cash on hand of $0, negative working capital of $64,573 and total stockholders’ deficiency of $63,213.

Plan of Operation

 During the next 12 months, we plan to focus on improving our website found at www.LiLMarc.com and www.Boyspottytraining.com.  Anticipated improvements include simplifying the ordering process, improving the appearance and layout of the website, and making changes to the website that would increase impulse purchases.  We will also continue to focus on improving relationships with resellers that sell our product on their websites and on engaging new website hosts for the product.  Management anticipates that this can be accomplished through individual calls and e-mails to the website hosts. Because we lack immediate requisite funds, it may be necessary to rely on advances from directors and/or stockholders, although we have no firm commitment from anyone to advance future funds.  Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.  Further, directors will defer any compensation until such time as business warrants the payment of such.

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

Because we rely on others for production of our product, we do not expect to make any significant capital expenditures for new equipment or other assets during 2012.  In addition, on August 2, 2010 we purchased an injection mold from a China consortium for $510 to produce the base and stand for the LiL Marc training urinal.  The Company made another payment of $1,190 in December of 2010 to put the mold into production using a facility in China.   The mold came into use beginning in January of 2011.  The Company is still evaluating the future use of this mold.  If additional equipment does become necessary, we believe that we may have to seek outside financing to acquire the equipment or assets.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2012. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.                  Mine Safety Disclosures

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

LILM, INC.

Date: May 21, 2012	By: /S/ George I. Norman, III
George I. Norman, III
President, C.E.O. and Director
(Principal Accounting Officer)