Form 10-Q/A
period 2012-03-31
LILM, INC.
filed 2012-05-22
CIK 1357671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

This Form 10-Q/A is filed solely to include the XBRL Interactive Data Exhibit Files, which were inadvertently excluded by the filing agent in the original 10-Q submission.  No information within the 10-Q itself has changed.

Item 6.                  Exhibits

Exhibit 31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
Exhibit 32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
Exhibit 101	Interactive Data Files*

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
**    Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LILM, INC.

Date: May 21, 2012	By: /S/ George I. Norman, III
George I. Norman, III
President, C.E.O. and Director
(Principal Accounting Officer)