Form 10-Q
period 2012-06-30
LILM, INC.
filed 2012-08-14
CIK 1357671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2012

[   ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number  000-51872

LILM, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0645394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1390 South 1100 East # 204, Salt Lake City, Utah 84105-2463
(Address of principal executive offices)

(801) 322-0253
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes   X  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  We do not maintain a corporate website.Yes  [  ]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No   X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 11, 2012
Common Stock, $0.001 par value	2,633,750

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of LILM, Inc. and Subsidiary and LiL Marc, Inc. (predecessor) (development stage company) as of June 30, 2012 and audited balance sheet at December 31, 2011, related unaudited statements of operations for the three months and six months ended June 30, 2012 and 2011 and the period April 22, 1997 (date of inception of predecessor) to June 30, 2012, and related unaudited statements of cash flows for the six months ended June 30, 2012 and 2011 and the period April 22, 1997 (date of inception of predecessor) to June 30, 2012, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended June 30, 2012, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012 or any other subsequent period.

LILM, INC.
(A Development Stage Company)

 FINANCIAL STATEMENTS

June 30, 2012 and December 31, 2011

LILM, INC. and SUBSIDIARY and LIL MARC, INC.(predecessor)
(Development Stage Company)
CONSOLIDATED BALANCE SHEETS June 30, 2012 and December 31, 2011

	(Unaudited)
	Jun 30,	Dec 31,
	2012	2011

Assests
Current Assests

Inventory	2,047	2,454

Total Current Assets	$2,047	$2,454

Equipment-Production Mold, Net	1,190	1,360

Total Assets	$3,237	$3,814

Liabilities & Stockholders' Deficiency
Current Liabilities

Accounts Payable and Accrued Expenses	$26,903	$20,874
Note Payable- Related Party	48,351	46,153

Total Current Liabilities	$75,254	$67,027

Stockholders' Deficiency

Common Stock
5,000,000 shares authorized at $0.001 par value; 2,633,750 shares issued and outstanding	$2,634	$2,634
Capital in excess of par value	147,561	147,561
Accumulated deficit during development stage	$(222,212)	$(213,408)

Total Stockholders' Deficiency	$(72,017)	$(63,213)

Total Liabilities and Stockholders' Deficiency	$3,237	$3,814

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Six Months Ended June 30, 2012 and 2011 and the Period
April 22, 1997 (date of inception of LIL MARC, INC. (predecessor)) to June 30, 2012
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,	Apr. 22, 1997
	2012	2011	2012	2011	to June. 30, 2012

Sales	$3,686	$4,923	$8,490	$10,984	$58,081

Cost of Goods Sold	(421)	(578)	(991)	(1,426)	(3,517)

Gross Profit	$3,265	$4,345	$7,499	$9,558	$54,564
Expenses

General and administrative	$5,970	$7,507	$15,103	$15,265	$246,098
Royalties	42	76	100	152	588
Depreciation and amortization	85	85	170	170	29,160
Total Expenses	$6,097	$7,668	$15,373	$15,587	$275,846

Other (Income) Expense:

Interest Expense	471	-	930	-	930

Net Loss	$(3,303)	$(3,323)	$(8,804)	$(6,029)	$(222,212)

Net Loss Per Common Share

Basic and diluted	$-	$-	$-	$-

Weighted Average Outstanding Shares

Basic and diluted (stated in 1000's)	2,634	2,634	2,634	2,634

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011 and the Period
April 22, 1997 (date of inception of LIL MARC, INC. (predecessor)) to June 30, 2012
(UNAUDITED)

	June 30,	June. 30,	Apr. 22, 1997 to
	2012	2011	June. 30, 2012
Cash Flows From Operating Activities

Net Loss	$(8,804)	$(6,029)	$(222,212)

Adjustments to reconcile net loss to net cash provided by operating activities

Contributions to capital- expenses			100
Issuance of common stock for expenses	-	-	8,700
Depreciation and amortization	170	170	29,160
Changes in operating assets and liabilities:

Inventory	407	(384)	(2,047)
Accounts payable and accrued expenses	$6,029	$(3,611)	$23,682

Net Cash Flows (Used in) Operations	$(2,198)	$(9,854)	$(162,617)

Cash Flows From Investing Activities

Purchase of patent	-	-	$(28,650)
Purchase of Equipment-Production Mold	-	-	(1,700)
Purchase office equipment	-	-	(2,096)

Net Cash Flows (Used in) Investing Activities	$-	$0.00	$(32,446)

Cash Flows From Financing Activities

Notes Payable from related party	$2,285	$14,805	$63,773
Payments to related party	(87)	(4,791)	(15,422)
Proceeds from issuance of common stock	-	-	146,712

Net Cash Flows provided by Financing Activities	$2,198	$10,014	$195,063

Net Change in Cash	-	$160	-
Cash at Beginning of Period	-	-	-

Cash at End of Period	-	$160	-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Issuance of 922,900 common shares for a patent - 2000			$11,963
Contributions to capital- expenses- 2001			$100
Issuance of common stock for expenses			8,700

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

Included in the following financial statements are the combined statements of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to June 30, 2012.

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

On June 30, 2012, the Company had a net operating loss available for carryforward of $166,781. The income tax benefit of approximately $50,000 from the carryforward has been fully offset by a valuation allowance as we have determined the ability to use the future tax benefit is doubtful.  The net operating loss will expire starting in 2017.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2012
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
June 30, 2012
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

4.  EQUIPMENT-PRODUCTION MOLD

On August 2, 2010, the Company purchased an injection mold from a China consortium for $1,700 to produce the base and stand for the LiL Marc training urinal.  The Company has determined the mold went into service on or about January 1, 2011 and is being depreciated over a 5 year period. Depreciation expense for the 6 months ended June 30, 2012 and 2011 was $170, for each period.

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
June 30, 2012
(UNAUDITED)

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Chief Executive Officer (CEO) and two Directors have acquired 72% of the outstanding common stock of the Company. During the six months ended June 30, 2012, the Company received loans from the CEO and Directors in the amount of $2,285 and repaid prior loans of $87. From inception (April 22, 1997) to March, 31, 2012, net loans from the CEO and Directors are $48,351, which are payable on demand.

As of January 1, 2012, the Company’s Board of Directors approved a modification of the terms of these loans to include an annual, simple interest rate of 4%. Related interest expense for the six months ended June 30, 2012 was $930.

7.  PRIVATE PLACEMENT

On September 17, 2009 the Company commenced a private placement offering of 2,200,000 of its common shares $.001 par value at a price of $0.25 per share.  On November 3, 2009 the Company sold 20,000 shares of that offering. On April 6, 2010 the Company sold 20,000 shares of that offering.  On June 29, 2010 the Company sold 10,000 shares of that offering  The Company has since closed the offering.

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

We are a development stage company with limited cash assets, operations and revenue. Ongoing operating expense, including the costs associated with the preparation and filing with the SEC of our periodic reports, have been paid for by the net proceeds from our initial stock offering in 2002, a private placement of securities and from advances from a stockholder.  A total of $48,351 has been advanced by Alewine Limited Liability Company, a 72% stockholder that is managed by our President, George I. Norman, III.  The debt is evidenced by a promissory note that is payable upon demand.

It is anticipated that we will require approximately $20,000 over the next 12 months to fund operations and to maintain corporate viability.  If we are unable to generate sufficient revenues, we may have to rely on funds from credit lines, directors and/or stockholders in the future. There can be no assurance at this time that any potential sources of funds will be available.  We also do not have any further commitments from a director or stockholder to provide any additional funding.  During a private offering of our securities, a total of 50,000 shares were sold for total proceeds of $12,500.  We have since closed the offering.  If we are unable to obtain necessary additional working capital, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

During the three months ended June 30, 2012, we realized revenues of $3,686 compared with $4,923 for the three months ended June 30, 2011.  Revenues for the 2012 period were the result of Internet retail and wholesale orders, which decreased 25% ($1,237) from the same period in 2011.  Revenues for the 2011 period were also from Internet retail and wholesale orders. The 2012 second quarter decrease was due to a 25% decrease ($404) in retail orders and a 25% decrease ($833) in wholesale orders.  Our cost of goods sold for the three months ended June 30, 2012 was 11% ($421) of our total sales and was a 27% decrease ($157) compared to the corresponding period in 2011.

During the six months ended June 30, 2012, we realized revenues of $8,490 compared with $10,984 for the six months ended June 30, 2011.  Revenues for the 2012 period were the result of Internet retail and wholesale orders, which decreased 23% ($2,494) for the six month period.  Revenues for the 2011 period were also from Internet retail and wholesale orders. The 2012 six month decrease was due to a 22% decrease ($859) in retail orders and a 23% decrease ($1,635) in wholesale orders.  Our cost of goods sold for the six month period of 2012 were 12% ($991) of our total sales and were a 31% decrease ($435) compared to the corresponding period in the second quarter of 2011.

Total expenses were $6,568 for the three months ended June 30, 2012 compared to $7,668 for the three months ended June 30, 2011.  Expenses during the second quarter of 2012 were primarily for general and administrative expenses, which decreased 20% ($1,537) for the second quarter.  The second quarter decrease in general and administrative expense was primarily attributed to a 40% decrease ($2,718) in general operating expenses, and a 6% decrease ($45) in professional fees. The 40% decrease ($2,718) in general operating expenses for the second quarter was directly attributed to a 60% decrease ($1,903) in XBRL and filing fees from corresponding period in the second quarter of 2011.

Total expenses were $16,303 for the first six months of 2012 compared to $15,587 for the first six months of 2011.  Expenses during the six month period of 2012 were primarily for general and administrative expenses, which decreased 1% ($162) for the six month period.  The six month period decrease in general and administrative expense was primarily attributed to a 8% decrease ($833) in general operating expenses offset by 8% increase ($345) in professional fees.

The net loss for the three months ended June 30, 2012 was $3,303 compared with a net loss of $3,323 for the second quarter of 2011, a decrease of $20 for the 2012 period.  The second quarter decrease in net loss was due to a decrease in total expenses of $1,100 (14%), offset by a decrease of $1,237 (25%) in sales for the second quarter period.

The net loss for the first six months of 2012 was $8,804 compared with a net loss of $6,029 for the six month period of 2011, an increase of $2,775 (46%) for the 2012 period.  The six month increase in net loss is due to a $2,494 (23%) decrease in sales and a $930 (930%) increase in interest expenses.

Liquidity and Capital Resources

At June 30, 2012, we had current assets consisting of $2,047 in inventory and other assets of $1,190 in equipment (net of depreciation). At December 31, 2011, we had current assets consisting of $2,454 in inventory, and other assets of $1,360 in equipment. Total liabilities at June 30, 2012 and December 31, 2011 were $75,254 and $67,027 respectively.  Total liabilities at June 30, 2012 consisted of $12,500 for legal fees, $4,770 for accounting fees, $150 for transfer agent fees, $7,800 for office rent and storage, accrued interest of $930, royalties due of $209, miscellaneous payables of $529 offset by a $15 credit  and a demand note in the amount of $48,351 issued to a private limited liability company owned by two directors George Norman and Laurie Norman. The note is payable upon demand and bears a 4% interest rate beginning on January 1, 2012.

Because we currently have only limited revenues and cash reserves, we anticipate that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product.  There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy its cash needs.  At June 30, 2012, we had cash on hand of $0, negative working capital of $73,207, and total stockholders’ deficiency of $72,017.  At December 31, 2011, we had cash on hand of $0, negative working capital of $64,573 and total stockholders’ deficiency of $63,213.

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

On September 17, 2009 we commenced a private placement offering to sell 2,200,000 of its common shares at a price of $0.25 per share for a term of six months. At that time the Board had the discretion and extended the private placement until December 31, 2010.     A total of 50,000 shares were sold during 2009 and 2010 for total proceeds of $12,500.  We have since closed the offering. We are exploring other options to raise additional capital. There can be no assurance that any additional shares will be sold in another private placement. In addition, if we are unable to generate sufficient revenues, we may have to rely on funds from credit lines, directors and/or stockholders in the future.  The purpose of any additional funding is to provide the company with more marketing and operating capital.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2012. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.  Defaults Upon Senior Securities

This Item is not applicable.

Item 4.  Mine Safety Disclosures

This Item is not applicable.

Item 5.   Other Information

This Item is not applicable.

Item 6.    Exhibits

Exhibit 31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

**      In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LILM, INC.

Date: August 14, 2012	By: /S/ George I. Norman, III
George I. Norman, III
President, C.E.O. and Director
(Principal Accounting Officer)