Form 10-Q
period 2012-09-30
LILM, INC.
filed 2012-11-19
CIK 1357671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2012

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
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes [ X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). We do not maintain a corporate website.	Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 19, 2012

Common Stock, $0.001 par value	2,633,750

PART  I   —   FINANCIAL INFORMATION

Item 1.            Financial Statements

The accompanying unaudited balance sheet of LILM, Inc. and Subsidiary and LiL Marc, Inc. (predecessor) (development stage company) as of September 30, 2012 and audited balance sheet at December 31, 2011, related unaudited statements of operations for the three months and nine months ended September 30, 2012 and 2011 and the period April 22, 1997 (date of inception of predecessor) to September 30, 2012, and related unaudited statements of cash flows for the nine months ended September 30, 2012 and 2011 and the period April 22, 1997 (date of inception of predecessor) to September 30, 2012, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended September 30, 2012, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012 or any other subsequent period.

LILM, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and December 31, 2011

LILM, INC. and SUBSIDIARY and LIL MARC, INC.(predecessor)
(Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	Sept 30,	Dec 31,
	2012	2011

Assests
Current Assests

Inventory	$1,597	$2,454

Total Current Assets	1,597	2,454

Equipment-Production Mold, Net	1,105	1,360

Total Assets	2,702	3,814

Liabilities & Stockholders' Deficiency
Current Liabilities

Accounts Payable and Accrued Expenses	30,787	20,874
Note Payable- Related Party	48,691	46,153

Total Current Liabilities	79,478	67,027

Stockholders' Deficiency

Common Stock
25,000,000 shares authorized at $0.001 par value;
2,633,750 shares issued and outstanding	2,634	2,634
Capital in excess of par value	147,561	147,561
Accumulated deficit during development stage	(226,971)	(213,408)

Total Stockholders' Deficiency	(76,776)	(63,213)

Total Liabilities and Stockholders' Deficiency	$2,702	$3,814

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Nine Months Ended September 30, 2012 and 2011 and the Period
April 22, 1997 (date of inception of LIL MARC, INC. (predecessor)) to September 30, 2012
(UNAUDITED)

	Three Months		Nine Months
	Ended		Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Apr 22, 1997
	2012	2011	2012	2011	to Sept 30, 2012

Sales	$5,024	$5,663	$13,513	$16,647	$63,105

Cost of Goods Sold	(451)	(725)	(1,442)	(2,151)	(3,968)

Gross Profit	4,573	4,938	12,071	14,496	59,137
Operating Expenses
General and administrative	8,715	5,329	23,817	20,594	254,813
Royalties	46	71	146	223	634
Depreciation and amortization	85	85	255	255	29,245
Total Operating Expenses	8,846	5,485	24,218	21,072	284,692
Income (Loss) from Operations	(4,273)	(547)	(12,147)	(6,576)	(225,555)

Other (Income) Expense:

Interest Expense	486	-	1,416	-	1,416

Net Loss	$(4,759)	$(547)	$(13,563)	$(6,576)	$(226,971)

Net Loss Per Common Share

Basic and diluted	$-	$-	$-	$-

Weighted Average Outstanding Shares

Basic and diluted (stated in 1000's)	2,634	2,634	2,634	2,634

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended Sept 30, 2012 and 2011 and the Period
April 22, 1997 (date of inception of LIL MARC, INC. (predecessor)) to Sept 30, 2012
(UNAUDITED)
	Sept 30,	Sept 30,	Apr 22, 1997 to
	2012	2011	Sept 30, 2012

Cash Flows From
Operating Activities

Net Loss	$(13,563)	$(6,576)	$(226,971)

Adjustments to reconcile net loss to
net cash (Used in) operating activities
Contributions to capital- expenses			100
Issuance of common stock for expenses	-	-	8,700
Depreciation and amortization	255	255	29,245
Changes in operating assets and liabilities:

Inventory	857	242	(1,597)
Accounts payable and accrued expenses	9,913	(11,506)	27,566

Net Cash Flows (Used in) Operations	(2,538)	(17,585)	(162,957)

Cash Flows From Investing Activities

Purchase of patent	-	-	(28,650)
Purchase of Equipment-Production Mold	-	-	(1,700)
Purchase office equipment	-	-	(2,096)

Net Cash Flows (Used in) Investing Activities	-	-	(32,446)

Cash Flows From Financing Activities

Notes Payable from related party	2,725	23,452	64,213
Payments to related party	(187)	(4,946)	(15,522)
Proceeds from the issuance of common stock	-	-	146,712

Net Cash Flows provided by Financing Activities	2,538	18,506	195,403

Net Change in Cash	-	921	-
Cash at Beginning of Period	-	-	-

Cash at End of Period	$-	$921	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Issuance of 922,900 common shares for a patent- 2000			11,963
Contributions to capital- expenses- 2001			100
Issuance of common stock for expenses			8,700

The accompanying notes are an integral part of these financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

Included in the following financial statements are the combined statements of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to September 30, 2012.

The accompanying unaudited balance sheet of LILM, Inc. and Subsidiary and LiL Marc, Inc. (predecessor) (development stage company) as of September 30, 2012 and related unaudited statements of operations for the three and nine months ended September 30, 2012 and 2011 and the period April 22, 1997 (date of inception of predecessor) to September 30, 2012, and related unaudited statements of cash flows for the nine months ended September 30, 2012 and 2011 and the period April 22, 1997 (date of inception of predecessor) to September 30, 2012, have been prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2012, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012 or any other subsequent period.

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

On September 30, 2012, the Company had a net operating loss available for carryforward of $171,540. The income tax benefit of approximately $60,000 from the carryforward has been fully offset by a valuation allowance as we have determined the ability to use the future tax benefit is doubtful.  The net operating loss will expire starting in 2017.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. As of September 30, 2012, the Company has no dilutive securities outstanding.

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

3.  INVENTORY

The product is a stand alone product made of plastic consisting of a urinal produced in California  using a blow  mold and a stand and base produced  in China with an injection mold.  All inventory is shipped to Salt Lake City, Utah, and stored in a small warehouse.  The product is sold via the Internet, is assembled at time of shipping by the Company, and is delivered to customers or to wholesale resellers using a ground courier service.  During December 2010, the Company paid a deposit of $2,990 to a China consortium for parts to be used in its training urinal product. 200 samples were delivered to the Company in January 2011 and sold to customers.  Another 2,100 were delivered to the company in February 2011 and are currently being sold to customers. Inventory is reported at the lower of cost (computed on a first-in, first-out basis) or net realizable value. All inventory on hand as of September 30,2012 has been classified as finished goods.

4.  EQUIPMENT –PRODUCTION MOLD

On August 2, 2010, the Company purchased an injection mold from a China consortium for $1,700 to produce the base and stand for the LiL Marc training urinal.  The Company has determined the mold went into service on or about January 1, 2011 and is being depreciated over a 5 year period. Depreciation expense for the 9 months ended September 30, 2012 and 2011 was $255, for each period.

5.  PATENT

The Company acquired a patent from a related party, for the LiL Marc training urinal and was recorded at the predecessor cost, less amortization. The patent was issued on July 16, 1991 and has been fully amortized.

The terms of the acquisition of the patent includes a royalty of $0.25, due to the inventor, on the sale of each training urinal.

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Chief Executive Officer (CEO) and two Directors have acquired 72% of the outstanding common stock of the Company. During the nine months ended September 30, 2012, the Company received loans from the CEO and Directors in the amount of $2,725 and repaid prior loans of $187. From inception (April 22, 1997) to September 30, 2012, net loans from the CEO and Directors are $48,691, which are payable on demand.

As of January 1, 2012, the Company’s Board of Directors approved a modification of the terms of these loans to include an annual, simple interest rate of 4%. Related interest expense for the nine months ended September 30, 2012 was $1,416.

7.  COMMON STOCK

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

We are a development stage company with limited cash assets, operations and revenue. Ongoing operating expense, including the costs associated with the preparation and filing with the SEC of our periodic reports, have been paid for by the net proceeds from our initial stock offering in 2002, a private placement of securities and from advances from a stockholder.  A total net amount of $48,691 has been advanced by Alewine Limited Liability Company, a 72% stockholder that is managed by our President, George I. Norman, III.  The debt is evidenced by a promissory note that is payable upon demand.

It is anticipated that we will require approximately $20,000 over the next 12 months to fund operations and to maintain corporate viability.  If we are unable to generate sufficient revenues, we may have to rely on funds from credit lines, directors and/or stockholders in the future. There can be no assurance at this time that any potential sources of funds will be available.  We also do not have any further commitments from a director or stockholder to provide any additional funding.  During a private offering of our securities in 2009 and 2010, a total of 50,000 shares were sold for total proceeds of $12,500.  We have since closed the offering.  If we are unable to obtain necessary additional working capital, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

During the three months ended September 30, 2012, we realized revenues of $5,024 compared with $5,663 for the three months ended September 30, 2011.  Revenues for the 2012 period were the result of Internet retail and wholesale orders, which decreased 11% ($639) from the same period in 2011.  Revenues for the 2011 period were also from Internet retail and wholesale orders. The 2012 third quarter decrease was due to a 38% decrease ($1,311) in wholesale orders offset by a 30% increase ($672) in retail orders.  Our cost of goods sold for the three months ended September 30, 2012 was 9% ($451) of our total sales and was a 4% decrease ($274) compared to the corresponding period in 2011.

During the nine months ended September 30, 2012, we realized revenues of $13,513 compared with $16,647 for the nine months ended September 30, 2011.  Revenues for the 2012 period were the result of Internet retail and wholesale orders, which decreased 19% ($3,134) for the nine month period.  Revenues for the 2011 period were also from Internet retail and wholesale orders. The 2012 nine month decrease was due to a 3% decrease ($187) in retail orders and a 28% decrease ($2,947) in wholesale orders.  Our cost of goods sold for the nine month period of 2012 were 11% ($1,442) of our total sales and were a 33% decrease ($709) compared to the corresponding period in the third quarter of 2011.

Total expenses were $8,846 for the three months ended September 30, 2012 compared to $5,485 for the three months ended September 30, 2011.  Expenses during the third quarter of 2012 were primarily for general and administrative expenses, which increased 64% ($3,386) for the third quarter.  The third quarter increase in general and administrative expense was primarily attributed to a 116% increase ($4,207) in general operating expenses, and a 5% increase ($45) in professional fees. The 116% increase ($4,207) in general operating expenses for the third quarter was directly attributed to a 226% increase ($1,470) in XBRL and filing fees, a 162% increase ($569) in auto expense, a 28% increase ($298) in miscellaneous office expenses and 68% increase ($777) in postage and delivery expense from the corresponding period in the third quarter of 2011.

Total expenses were $24,218 for the first nine months of 2012 compared to $21,072 for the first nine months of 2011.  Expenses during the nine month period of 2012 were primarily for general and administrative expenses, which increased 16% ($3,223) for the nine month period.  The nine month period increase in general and administrative expense was primarily attributed to a 12% increase ($433) in  XBRL and filing fees,  a 7% increase ($390) in professional fees, a 16% increase ($592) in postage and delivery, and a 227% increase ($1,922) in auto expenses from the corresponding nine month period of 2011.

The net loss for the three months ended September 30, 2012 was $4,759 compared with a net loss of $547 for the third quarter of 2011, an increase of $4,212 for the 2012 period.  The third quarter increase in net loss was due to an increase in general operating expenses of $4,207 (116%).

The net loss for the first nine months of 2012 was $13,563 compared with a net loss of $6,576 for the nine month period of 2011, an increase of $6,987 (106%) for the 2012 period.  The nine month increase in net loss is due to a increase in general operating expenses of $4,220 (34%), a decrease in sales of $3,134 (19%), offset by  a $709 (33%) decrease in cost of goods sold.

Liquidity and Capital Resources

At September 30, 2012, we had current assets consisting of $1,597 in inventory and other assets of $1,105 in equipment (net of depreciation). At December 31, 2011, we had current assets consisting of $2,454 in inventory, and other assets of $1,360 in equipment. Total liabilities at September 30, 2012 and December 31, 2011 were $79,478 and $67,027 respectively.  Total liabilities at September 30, 2012 consisted of $12,500 for legal fees, $5,665 for accounting fees, $2,130 for transfer agent and filer fees, $8,400 for office rent and storage, accrued interest of $1,416, royalties due of $255, miscellaneous payables of $436 offset by a $15 credit  and a demand note in the amount of $48,691 issued to a private limited liability company owned by two directors George Norman and Laurie Norman. The note is payable upon demand and bears a 4% interest rate beginning on January 1, 2012.

Because we currently have only limited revenues and cash reserves, we anticipate that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product.  There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy its cash needs.  At September 30, 2012, we had cash on hand of $0, negative working capital of $77,881, and total stockholders’ deficiency of $76,776.  At December 31, 2011, we had cash on hand of $0, negative working capital of $64,573 and total stockholders’ deficiency of $63,213.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective due to a lack of adquate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2012. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LILM, INC.

Date: November 19, 2012	By: /S/ George I. Norman, III
George I. Norman, III
President, C.E.O. and Director
(Principal Accounting Officer)