Form 10-K
period 2012-12-31
LILM, INC.
filed 2013-04-15
CIK 1357671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

   [ X ]                 Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

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
Yes [   ]   No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2012, the last business day of the registrant’s most recently completed second quarter, was $187,569.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2012 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 31, 2013 was 2,633,750.

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

On February 25, 2005, we submitted a subsequent Patent Assignment to the United Sates Patent Office conveying the patent rights to our wholly owned subsidiary, LiL Marc, Inc. (Utah). In connection with the assignment of the patent, LiL Marc, Inc. (Utah) will pay to James Curt McKiney, the inventor of the LiL Marc training urinal, an ongoing royalty of $0.25 per urinal sold, due each year on March 31 beginning in 2005. As of December 31, 2012, a total of $307 in royalties were due to the inventor.

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

Due to the size and shape of the LiL Marc, packaging and shipping initially required a special order box, however, we subsequently developed a shrink-wrap package.  We currently assemble the product at our Salt Lake City facility and individually shrink wraps each product using an American International Electric, Inc. shrink packaging system.  This system can wrap one unit in a two-and-a-half minute time period.  The product is then placed in a brown stock shipping box. The finished LiL Marc has a suggested retail price of $29.95.

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

Marketing

The LiL Marc, it is marketed through our  websites at  www.LiLMarc.com and www.BoysPottyTraining.com  The LiL Marc is also represented on another website that specializes in the marketing of potty training products for boys, which enhances the visibility of the product.  Our current reseller is PottyTrainingConcepts.com.  We have realized only nominal international sales.  In 2005, Narmin Parpia of PottyTraining Concepts.com, an Internet web reseller of our product, displayed the LiL Marc at a national trade show, but met with little success. Management believes that we need to sponsor our own display at future shows for any meaningful results. Due to the extremely high costs of participating in national trade shows, management has no current plans to do so. Management believes that the worldwide web gives the highest degree of visibility for the LiL Marc at this time. We have not performed any significant test marketing in recent years.

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

Since 1999 when we acquired the patent rights to the LiL Marc Training Urinal, the trade name LiL Marc and rights to manufacture and market the product, we have had a limited operating history and incurred net losses since inception. From inception through December 31, 2012, we have incurred cumulative losses of approximately $232,000.  There can be no assurance that we will produce future material revenues or achieve profitability in the immediate future or at any time, or that we will operate on a profitable basis.  The potential to generate profits from our business depends on many factors, including the following:

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

Item 4.	Mine Safety Disclosures

This item is not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is:  registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the SEC.  Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000, excluding personal residence, or annual income exceeding $200,000, or $300,000 together with their spouse), are subject to additional sales practice requirements.

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

As of March 31, 2013, there were 76 holders of record of our common stock, which does not account for stockholders whose shares may be held in a brokerage account or in other nominee name.  Because there has been only a limited public trading market for our securities, no trading history is presented herein.  We do not currently have outstanding any options, warrants or other securities or instruments that are convertible into shares of our common stock.

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

    Accordingly, we have a total of 1,883,475 shares that are considered restricted which are held by directors or controlling stockholders.  The balances of 750,275 shares are considered freely tradable and may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate.  Because a total of 1,883,475 restricted shares have been issued and outstanding for more than six months, Rule 144 of the Securities Act is available to the holders of these shares.

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

We are considered a development stage company with minimal cash assets and limited operations and revenue.  Ongoing operating expense, including the costs associated with the preparation and filing of our registration statement, have been paid for by (i) the net proceeds from our stock offering in 2002; and (ii) from advances from a stockholder.  A net total of $52,756 has been advanced by Alewine Limited Liability Company, a 72% stockholder that is owned by two directors, George Norman and Laurie Norman and managed by Mr. Norman, our President.  The debt is evidenced by notes that are payable upon demand.  On January 1, 2012, the Company’s Board of Directors approved a modification of the terms of these loans to include an annual, simple interest rate of 4%.  Related interest expense for the twelve months ended December 31, 2012 was $1,902.

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

Results of Operations

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

We recognized revenues of $19,177 for the year ended December 31, 2012 compared to revenues of $19,747 for the year ended December 31, 2011.  The decrease in sales during 2012 is attributed to a 33% decrease ($4,213) in wholesale orders from $12,589 in 2011 to $8,376 in 2012, offset by a 51% increase ($3,643) in retail orders from our websites from $7,158 in 2011 to 10,801 in 2012. Our cost of good sales for the year ended December 31, 2012 were 9.75% ($1,870) of our total sales and were a 26% decrease ($656) compared to the year ended December 31, 2011.

Total expenses for 2012 were $35,668 compared to $29,046 for 2011, a 23% increase.  The increase includes a 23% increase in administrative expenses from $28,453 in 2011 to $35,130 in 2012, primarily due to a 48% increase ($7,766) of general operating expenses offset by a 6% decrease ($525) in professional fees from $8,285 in 2011 to $8,810 in 2012, including legal and accounting expenses.  We realized a net loss of $20,263 for the year ended December 31, 2012 compared to a loss of $11,825 in 2011.  The increase in net loss for 2012 is directly attributed to an increase in general operating expenses of $7,766 which includes Edgar and XBRL filing fees of $4,925, an increase in rent expense of $260, an increase in interest expense of $1,902 offset by a decrease in professional fees of $525 and a decrease in royalties of $55.

Liquidity and Capital Resources

At December 31, 2012, we had total assets of $2,635 consisting of $447 in cash, $1,168 in inventory and $1,020 in equipment.  At December 31, 2011, total assets were $3,814, consisting of $2,454 in inventory and $1,360 in equipment.    Total liabilities at December 31, 2012 and 2011 were $86,111 and $67,027 respectively. Total liabilities at December 31, 2012 consisted primarily of $19,655 for professional fees, $9,520 in past due rent and storage, demand notes in the amount of $52,756 issued to a private limited liability company owned by two directors George Norman and Laurie Norman and accrued interest of $1,902.  On January 1, 2012, the Company’s Board of Directors approved a modification of the terms of these loans to include an annual, simple interest rate of 4%.  Total liabilities at December 31, 2011 consisted primarily of $13,435 for professional fees, $7,200 in past due rent and storage, and demand notes in the amount of $46,153 issued to the same private limited liability company owned by the two directors.

Because we currently have only minimal revenues and limited cash reserves, we may have to rely on directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product.  There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy cash needs.  At December 31, 2011, we had cash on hand of $0, negative working capital of $67,027 and total stockholders’ deficiency of 63,213.  At December 31, 2012, we had cash on hand of $447, negative working capital of $85,664 and total stockholders’ deficiency of 83,476.

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

Net Operating Loss

We have accumulated approximately $181,694 of net operating loss carryforwards as of December 31, 2012.  This loss carry forward may be offset against taxable income and income taxes in future years and expires starting in the year 2020.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. This could occur in the event we are purchased, acquired by or merged with another company whereby the stockholders of the new or merging company would be issued the majority of the issued and outstanding shares and our current stockholders would hold a minority of the issued and outstanding shares.  This could result in an annual limitation on the amount of net operating loss carryforwards that could be used by the ongoing business.

The income tax benefit of approximately $61,778 at December 31, 2012 from the carryforwards  has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since we have not started  full operations.
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

Financial statements for the fiscal years ended December 31, 2012 and 2011 have been audited by Sadler Gibb & Associates, LLC independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America.  The aforementioned financial statements are included herein starting with page F-1.

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

Based upon the required evaluation, our chief executive officer and principal accounting officer concluded as of December 31, 2012, that our disclosure controls and procedures due to a lack of adequate segregation of duties and the absence of an audit committee were not effective in timely alerting them to material information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

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

Management, including our chief executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting were not effective as of December 31, 2012 due to a lack of adequate segregation of duties and the absence of an audit committee

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item  9B.                  Other Information

Not applicable.

PART III

Item 10.                  Directors, Executive Officers and Corporate Governance

Our executive officers and directors are as follows:

Name	Age	Position
George I. Norman III	58	President, Chief Executive Officer and Director
Laurie J. Norman	50	Secretary / Treasurer and Director
Jessie Scott Bean	57	Director

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

Item 11.                 Executive Compensation

The following discussion addresses any and all compensation awarded to, earned by or paid to our named executive officers for the fiscal years ended December 31, 2012 and 2011.  We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.  Both production and marketing are the responsibility of George Norman.  We anticipate that during 2013 Mr. Norman will devote a minimum of 20 hours per week to our business.  Laurie Norman, our Secretary / Treasurer, continues to assists Mr. Norman when needed as an office manager.

We have not paid any salaries or other compensation to officers or directors for their service on the Board of Directors for the years ended December 31, 2012 and 2011.  Further, we have not entered into an employment agreement with any officers, directors or any other persons and no such agreements are anticipated in the immediate future.  It is intended that directors will defer any compensation until such time as business operations provide sufficient cash flow to provide for salaries.  As of the date hereof, no person has accrued any compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, to the best of our knowledge, as of March 31, 2013, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Alewine Limited Liability Company (2) 1390 South 1100 East Ste. 204 Salt Lake City, UT 84105	1,863,475	71%
Jessie Scott Bean 8313 Aspenbrook Las Vegas, NV 89145	20,000	1%
All directors and officers as a group (3 persons)	1,883,475	72%

 *      Director and/or executive officer

Note:  Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1) Based upon 2,633,750 shares of common stock outstanding on March 31, 2013.

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

Audit Fees

The aggregate fees billed by our independent auditors for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2012 and 2011, and for the review of quarterly financial statements included in our Quarterly Report on Form 10-Q for the quarters ended September 30, June 30, and March 31, 2012 and 2011 were $6,970 for 2012 and $6,135 for 2011.

Audit Related Fees

There were no audit related fees paid for assurance and related services.

Tax Fees

There were no fees paid for tax compliance, tax advice and tax planning.

Item 15.                      Exhibits, Financial Statement Schedules

(a)                 Exhibits

Exhibit No.	Exhibit Name
3.1*	Articles of Incorporation (Nevada)
3.2*	By-Laws of Registrant
4.1*	Instrument defining rights of holders (See Exhibit No. 3.1, Articles of Incorporation)
10.1**	Promissory Note
21.1*	Subsidiaries
23.1	Consent of Independent Accountants
31.1	Certification of C.E.O Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

________________
*               Included as exhibit to Form 10-SB filed March 30, 2006.
**             Included as Exhibit to Amendment No. 1 to Form 10-SB/A filed August 22, 2006

LILM, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of LILM, Inc. and Subsidiary and
LIL Marc, Inc. (predecessor)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of LILM, Inc. and Subsidiary and LIL Marc, Inc. (predecessor) (a Development Stage Company) (the Company) as of December 31, 2012 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the year ended December 31, 2012, and for the period April 22, 1997 (date of inception of predecessor) to December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.   The financial statements of the Company for the year ended December 31, 2011, and for the period April 22, 1997 (date of inception of predecessor) to December 31, 2011 were audited by other auditors whose report, dated March 21, 2012, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LILM, Inc. and Subsidiary and LIL Marc, Inc. (predecessor) (a Development Stage Company) as of December 31, 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012, and for the period April 22, 1997 (date of inception of predecessor) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses since inception and will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 9 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
April 12, 2013

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	Dec. 31,	Dec. 31,
	2012	2011

Assets
Current Assests

Cash	$447	$-
Inventory	1,168	2,454

Total Current Assets	1,615	2,454

Equipment-Production Mold, Net	1,020	1,360

Total Assets	2,635	3,814

Liabilities & Stockholders' Deficiency
Current Liabilities

Accounts Payable and Accrued Expenses	33,355	20,874
Note Payable- Related Party	52,756	46,153

Total Current Liabilities	86,111	67,027

Stockholders' Deficiency

Common Stock
25,000,000 shares authorized at $0.001 par value;
2,633,750 shares issued and outstanding	2,634	2,634
Capital in excess of par value	147,561	147,561
Accumulated deficit during development stage	(233,671)	(213,408)
`
Total Stockholders' Deficiency	(83,476)	(63,213)

Total Liabilities and Stockholders' Deficiency	$2,635	$3,814

The accompanying notes are an integral part of these consolidated financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Years Ended December 31, 2012 and 2011 and the Period
April 22, 1997 (date of inception of LiL Marc, Inc.
(predecessor)) to December 31, 2012

	Dec. 31,	Dec. 31,	Apr. 22, 1997
	2012	2011	to Dec. 31, 2012

Sales	$19,177	$19,747	$68,768

Cost of Goods Sold	1,870	2,526	4,396

Gross Profit	17,307	17,221	64,372
Expenses

General and administrative	35,130	28,453	266,125
Royalties	198	253	686
Depreciation and amortization	340	340	29,330
Total Expenses	35,668	29,046	296,141

Other (Income) Expense:

Interest Expense	1,902	-	1,902
Total Other Expense	1,902	-	1,902

Net Loss	$(20,263)	$(11,825)	$(233,671)

Net Loss Per Common Share

Basic and diluted	$-	$-

Weighted Average Outstanding Shares

Basic and diluted (stated in 1000's)	2,634	2,634

The accompanying notes are an integral part of these consolidated financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
For the period Ended December 30, 1999
(date of inception) to December 31, 2012

				Accumulated
			Capital in	Deficit
	Common Stock		Excess of	during
	Shares	Amount	Par Value	Development Stage	Total

Balance December 30, 1999 (predecessor)		$-	$51,977	$(51,977)	$-

Issuance of common shares for cash and a patent at .0129-December 30, 1999	1,000,000	1,000	11,963		12,963
Net operating loss for the year ended 31-Dec-00				(8,867)	(8,867)
Issuance of common shares for cash at .025-June 27, 2001	800,000	800	19,200		20,000
Issuance of common shares for cash at .025-August 31, 2001	20,000	20	480		500
Stock offering costs			(375)		(375)
Capital contribution- related party			100		100
Net operating loss for the year ended 31-Dec-01				(13,537)	(13,537)
Stock offering costs			(2,500)		(2,500)
Net operating loss for the year ended 31-Dec-02				(13,858)	(13,858)
Issuance of common shares for cash at .08 Feb 20 2003	763,750	764	60,336		61,100
Stock offering costs			(6,070)		(6,070)
Net operating loss for the year ended 31-Dec-03				(18,081)	(18,081)
Net operating loss for the year ended 31-Dec-04				(1,731)	(1,731)
Net operating loss for the year ended 31-Dec-05				(12,692)	(12,692)
Net operating loss for the year ended 31-Dec-06				(15,821)	(15,821)
Net operating loss for the year ended 31-Dec-07				(19,881)	(19,881)
Net operating loss for the year ended 31-Dec-08				(14,674)	(14,674)
Issuance of common shares for cash at .25 Nov 03 2009	20,000	20	4,980		5,000
Net operating loss for the year ended 31-Dec-09				(16,971)	(16,971)
Issuance of common shares for cash at .25 Apr 06 10	20,000	20	4,980		5,000
Issuance of common shares for cash at .25 Jun 29 10	10,000	10	2,490		2,500
Net operating loss for the year ended December 31,2010				(13,493)	(13,493)
Net operating loss for the year ended December 31,2011				(11,825)	(11,825)

Balance December 31, 2011	2,633,750	2,634	147,561	(213,408)	(63,213)

Net operating loss for the year ended December 31, 2012				(20,263)	(20,263)

Balance December 31, 2012	2,633,750	$2,634	$147,561	$(233,671)	$(83,476)

The accompanying notes are an integral part of these consolidated financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2012 and 2011 and the Period
April 22, 1997 (date of inception of LiL Marc, Inc.
(predecessor)) to December 31, 2012

	Dec. 31, 2012	Dec. 31, 2011	Apr. 22, 1997 to Dec. 31, 2012

Cash Flows From Operating Activities

Net Loss	$(20,263)	$(11,825)	$(233,671)

Adjustments to reconcile net loss to
net cash provided by operating activities

Contributions to capital - expenses paid by shareholders	5,290	13,534	18,924
Issuance of common stock for expenses	-	-	8,700
Depreciation and amortization	340	340	29,330
Changes in operating assets and liabilities:

Inventory	1,286	536	(1,168)
Accounts payable and accrued expenses	12,481	(10,430)	30,134

Net Cash Flows (Used in) Operations	(866)	(7,845)	(147,751)

Cash Flows From Investing Activities

Purchase of patent	-	-	(28,650)
Purchase of Equipment-Production Mold	-	-	(1,700)
Purchase office equipment	-	-	(2,096)

Net Cash Flows (Used in) Investing Activities	-	-	(32,446)

Cash Flows From Financing Activities

Notes Payable from related party	2,100	8,655	45,218
Payments to related party	(787)	(810)	(11,286)
Proceeds from issuance of common stock	-	-	146,712

Net Cash Flows provided by Financing Activities	1,313	7,845	180,644

Net Change in Cash	447	-	447
Cash at Beginning of Period	-	-	-

Cash at End of Period	$447	$-	$447

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Issuance of 922,900 common shares for a patent- 2000			$11,963

The accompanying notes are an integral part of these consolidated financial statements.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

1.    ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on December 30, 1999 with authorized common stock of 25,000,000 shares with a par value of $0.001.

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

Included in the following financial statements are the combined statements of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to December 31, 2012.

The accompanying balance sheet of LILM, Inc and Subsidiary and LiL Marc, Inc. (predecessor) (development stage company) as of the December 31, 2012 and related statements of operations for the year ended December 31, 2012 and 2011 and the period April 22, 1997 ( date of inception of predecessor) to December 31, 2012, and related statements of cash flows for the year ended December 31,2012 and 2011 and the period April 22, 1997 (date of inception of predecessor) to December 31, 2012, have been prepared in accordance with the requirements for conformity with accounting principles generally accepted in the United States of America.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011
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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and highly liquid investments with original maturities of three months or less at the date of acquisition.

Long-lived Assets

The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. To date, management has determined that no impairment of long-lived assets exists.

Revenue Recognition

Revenue is recognized upon the completion of the sale and shipment of the training urinal product. The product is sold via the internet and is delivered to customers or to wholesale resellers using a ground courier service.

Advertising and Market Development

The company expenses advertising and market development costs as incurred. The Company incurred $0 in advertising and market development costs for the years ended December 31, 2012 and 2011.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011
Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values due to their short term maturities.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. As of December 31, 2012 and 2011, there were no common stock equivalents outstanding.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011
Recent Accounting Pronouncements

The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

3.    INVENTORY

The product is a stand alone product made of plastic consisting of a urinal produced  in California  using a blow  mold and a stand and base produced  in China with an injection mold.  All inventory is shipped to Salt Lake City, Utah, and stored in a small warehouse.  The product is sold via the internet, is assembled at time of shipping by the Company, and is delivered to customers or to wholesale resellers using a ground courier service.  During December 2010, the Company paid a deposit of $2,990 to a China consortium for parts to be used in its training urinal product. 200 samples were delivered to the Company in January 2011 and sold to customers.  Another 2,100 were delivered to the company in February 2011 and are currently being sold to customers. Inventory is reported at the lower of cost or net realizable value. As of December 31, 2012 and 2011, all inventory was finished goods.

 4.  EQUIPMENT –PRODUCTION MOLD

On August 2, 2010, the Company purchased an injection mold from a China consortium for $1,700 to produce the base and stand for the LiL Marc training urinal.  The Company has determined the mold went into service on January 1, 2011 and is being depreciated, using the straight-line method, over a 5 year period. Depreciation expense for the years ended December 31, 2012 and 2011 was $340, for each period.  Equipment is carried at cost.

5.  PATENT

The Company acquired a patent from a related party, for the LiL Marc training urinal and was recorded at the predecessor cost, less amortization. The patent was issued on July 16, 1991 and has been fully amortized.

The terms of the acquisition of the patent includes a royalty of $0.25, due to the inventor, on the sale of each training urinal.

6.    STOCKHOLDERS’ DEFICIENCY

As of December 31, 2012 and 2011, the Company had 25,000,000 common shares authorized ($1 par value), and 2,633,750 common shares issued and outstanding.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011
7.  INCOME TAXES
On December 31, 2012, the Company had a net operating loss available for carryforward of $181,694. The income tax benefit of approximately $61,778 from the carryforward has been fully offset by a valuation allowance as we have determined the ability to use the future tax benefit is doubtful.  The net operating loss will expire starting in 2020.

Year Ended	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2000	8,867	2020	3,015	(3,015)	-
2001	13,537	2021	4,603	(4,603)	-
2002	13,858	2022	4,712	(4,712)	-
2003	18,081	2023	6,148	(6,148)	-
2004	1,731	2024	589	(589)	-
2005	12,692	2025	4,315	(4,315)	-
2006	15,821	2026	5,379	(5,379)	-
2007	19,881	2027	6,760	(6,760)	-
2008	14,674	2028	4,989	(4,989)	-
2009	16,971	2029	5,770	(5,770)	-
2010	13,493	2030	4,558	(4,558)	-
2011	11,825	2031	4,021	(4,021)	-
2012	20,263	2032	6,889	(6,889)	-

	$181,694		$61,778	$(61,778)	$ -

The total valuation allowance as of December 31, 2012 was $61,778, which increased by $6,889 for the year ended December 31, 2012.
As of December 31, 2012 and 2011, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2012, and 2011 and no interest or penalties have been accrued as of December 31, 2012 and 2011. As of December 31, 2012 and 2011, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2010 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011
8.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Chief Executive Officer (CEO) and two Directors have acquired 72% of the outstanding common stock of the Company. During the three months ended March 31, 2012, the Company received loans from the CEO and Directors in the amount of $7,390 and repaid prior loans of $787. From inception (April 22, 1997) to December, 31, 2012, net loans from the CEO and Directors are $52,756, which are payable on demand.

As of January 1, 2012, the Company’s Board of Directors approved a modification of the terms of these loans to include an annual, simple interest rate of 4%. Related interest expense for the twelve months ended December 31, 2012 was $1,902.

9. GOING CONCERN

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

Dated:   April 12, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ George I. Norman, III	President, C.E.O. and director	April 12, 2013
George I. Norman, III	(Principal Accounting Officer)

/S/ Laurie J. Norman	Secretary / Treasurer and Director	April 12, 2013
Laurie J. Norman

/S/ Jessie Scott Bean	Director	April 12, 2013
Jessie Scott Bean