Form 10-Q
period 2013-03-31
LILM, INC.
filed 2013-05-20
CIK 1357671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2013

[   ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File Number  000-51872

LILM, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0645394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1115 Gilmer Drive, Salt Lake City, Utah 84105-2463
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]        No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 20, 2013
Common Stock, $0.001 par value	2,633,750

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of LILM, Inc. and Subsidiary and LiL Marc, Inc. (predecessor) (development stage company) as of March 31, 2013 and audited balance sheet at December 31, 2012, related unaudited statements of operations for the three months ended March 31, 2013 and 2012 and the period April 22, 1997 (date of inception of predecessor) to March 31, 2013, and related unaudited statements of cash flows for the three months ended March 31, 2013 and 2012 and the period April 22, 1997 (date of inception of predecessor) to March 31, 2013, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended March 31, 2013, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2013 or any other subsequent period.

LILM, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013 and December 31, 2012

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current Assests

Cash	$418	$447
Inventory	563	1,168

Total Current Assets	981	1,615

Equipment-Production Mold, Net	935	1,020

Total Assets	1,916	2,635

Liabilities & Stockholders' Deficiency
Current Liabilities

Accounts Payable and Accrued Expenses	36,041	33,355
Note Payable- Related Party	59,561	52,756

Total Current Liabilities	95,602	86,111

Stockholders' Deficiency

Common Stock 2,633,750 shares issued and outstanding at March 31, 2013 and December 31, 2012	2,634	2,634
Capital in excess of par value	147,561	147,561
Accumulated deficit during development stage	(243,881)	(233,671)

Total Stockholders' Deficiency	(93,686)	(83,476)

Total Liabilities and Stockholders' Deficiency	$1,916	$2,635

The accompanying notes are an integral part of these condensed consolidated financial statements

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2013 and 2012 and the Period
April 22, 1997 (date of inception of LiL Marc, Inc. (predecessor)) to March 31, 2013
(UNAUDITED)

			April 22, 1997
	Mach 31, 2013	March 31, 2012	to March 31, 2013

Sales	$7,390	$4,804	$76,158

Cost of Goods Sold	604	570	5,000

Gross Profit	6,786	4,234	71,158
Expenses

General and administrative	16,323	9,149	282,447
Royalties	65	58	751
Depreciation and amortization	85	85	29,415
Total Expenses	16,473	9,292	312,613

Other (Income) Expense:

Interest Expense	523	459	2,425
Total Other Expense	523	459	2,425

Net Loss	$(10,210)	$(5,517)	$(243,880)

Net Loss Per Common Share

Basic and diluted	$-	$-

Weighted Average Outstanding Shares

Basic and diluted (stated in 1000's)	2,634	2,634

The accompanying notes are an integral part of these condensed consolidated financial statements

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012 and the Period
April 22, 1997 (date of inception of LiL Marc, Inc. (predecessor)) to March 31, 2013
(UNAUDITED)

			April 22, 1997 to
	March 31, 2013	March 31, 2012	March 31, 2013

Cash Flows From Operating Activities

Net Loss	$(10,210)	$(5,517)	$(243,880)

Adjustments to reconcile net loss to net cash provided by operating activities
Contributions to capital - expenses paid by shareholders	2,095	-	21,019
Issuance of common stock for expenses	-	-	8,700
Depreciation and amortization	85	85	29,415
Changes in operating assets and liabilities:
Inventory	604	565	(564)
Accounts payable and accrued expenses	2,686	(4,502)	32,820

Net Cash Flows (Used in) Operations	(4,739)	(365)	(152,490)

Cash Flows From Investing Activities

Purchase of patent	-	-	(28,650)
Purchase of Equipment-Production Mold	-	-	(1,700)
Purchase office equipment	-	-	(2,096)

Net Cash Flows (Used in) Investing Activities	-	-	(32,446)

Cash Flows From Financing Activities

Notes Payable from related party	5,670	1,000	50,888
Payments to related party	(960)	(37)	(12,246)
Proceeds from issuance of common stock	-	-	146,712

Net Cash Flows provided by Financing Activities	4,710	963	185,354

Net Change in Cash	(29)	598	418
Cash at Beginning of Period	447	-	-

Cash at End of Period	$418	$598	$418

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Issuance of 922,900 common shares for a patent- 2000			$11,963

The accompanying notes are an integral part of these condensed consolidated financial statements

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
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

Included in the following financial statements are the combined statements of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to March 31, 2013.

The accompanying unaudited balance sheet of LILM, Inc and Subsidiary and LiL Marc, Inc. (predecessor) (development stage company) as of the March 31, 2013 and related unaudited statements of operations for the three months ended March 31, 2013 and 2012, and the period April 22, 1997 ( date of inception of predecessor) to March 31, 2013, and related unaudited statements of cash flows for the three months ended March 31, 2013 and 2012, and the period April 22, 1997 (date of inception of predecessor) to March 31, 2013, have been prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2013, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2013 or any other subsequent period.

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

Advertising and Market Development

The company expenses advertising and market development costs as incurred. The Company incurred $0 in advertising and market development costs for the three month period ended March 31, 2013 and 2012.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values due to their short term maturities.

Basic and Diluted Net Income (Loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. As of March 31, 2013 and 2012, there were no common stock equivalents outstanding.

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

3.    INVENTORY

The product is a stand alone product made of plastic consisting of a urinal produced  in California  using a blow  mold and a stand and base produced  in China with an injection mold.  All inventory is shipped to Salt Lake City, Utah, and stored in a small warehouse.  The product is sold via the internet, is assembled at time of shipping by the Company, and is delivered to customers or to wholesale resellers using a ground courier service.  During December 2010, the Company paid a deposit of $2,990 to a China consortium for parts to be used in its training urinal product. 200 samples were delivered to the Company in January 2011 and sold to customers.  Another 2,100 were delivered to the company in February 2011 and are currently being sold to customers. Inventory is reported at the lower of cost or net realizable value. As of March 31, 2013 and 2012, all inventory was finished goods.

 4.  EQUIPMENT –PRODUCTION MOLD

On August 2, 2010, the Company purchased an injection mold from a China consortium for $1,700 to produce the base and stand for the LiL Marc training urinal.  The Company has determined the mold went into service on or about January 1, 2011 and is being depreciated, using the straight-line method, over a 5 year period. Depreciation expense for the three months ended March 31, 2013 and 2012 was $85, for each period. Equipment is carried at cost.

5.  PATENT

The Company acquired a patent from a related party, for the LiL Marc training urinal and was recorded at the predecessor cost, less amortization. The patent was issued on July 16, 1991 and has been fully amortized.

The terms of the acquisition of the patent includes a royalty of $0.25, due to the inventor, on the sale of each training urinal.

6.    STOCKHOLDERS’ DEFICIENCY

As of March 31, 2013, the Company had 25,000,000 common shares authorized ($1 par value), and 2,633,750 common shares issued and outstanding.

7.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Chief Executive Officer (CEO) and two Directors have acquired 72% of the outstanding common stock of the Company. During the three months ended March 31, 2013, the Company received loans from the CEO and Directors in the amount of $7,765 and repaid prior loans of $960. From inception (April 22, 1997) to March, 31, 2013, net loans from the CEO and Directors are $59,561, which are payable on demand.

As of January 1, 2012, the Company’s Board of Directors approved a modification of the terms of these loans to include an annual, simple interest rate of 4%. Related interest expense for the three months ended March 31, 2013 was $523.

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

We are a development stage company with limited cash assets, operations and revenue. Ongoing operating expense, including the costs associated with the preparation and filing with the SEC of our periodic reports, have been paid for by the net proceeds from our initial stock offering in 2002, a private placement of securities and from advances from a stockholder.  A total net amount of $59,561 has been advanced by Alewine Limited Liability Company, a 72% stockholder that is managed by our President, George I. Norman, III.  The debt is evidenced by a promissory note that is payable upon demand.

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

Results of Operations

During the three months ended March 31, 2013, we realized revenues of $7,390 compared with $4,804 for the three months ended March 31, 2012.  Revenues for the 2013 period were the result of Internet retail and wholesale orders, which increased 54% ($2,586) from the same period in 2012.  Revenues for the 2012 period were also from Internet retail and wholesale orders. The 2013 first quarter increase was due to a 234% increase ($4,307) in retail orders offset by a 58% decrease ($1,721) in wholesale orders.  Our cost of goods sold for the three months ended March 31, 2013 was 8% ($604) of our total sales and was a 6% increase ($34) compared to the corresponding period in 2012.

Total expenses were $16,473 for the three months ended March 31, 2013 compared to $9,292 for the three months ended March 31, 2012.  Expenses during the first quarter of 2013 were primarily for general and administrative expenses, which increased 78% ($7,174) for the first quarter.  The first quarter increase in general and administrative expense was primarily attributed to a 77% increase ($3,235) in professional and consulting fees and other general operating expenses. Additional general operating expenses during the first quarter were an 113% increase ($1,350) in filling fees, an increase of 131% (1,375) in shipping supplies, and an increase of 93%($520) in auto and delivery expenses.

The net loss for the three months ended March 31, 2013 was $10,210 compared with a net loss of $5,517 for the first quarter of 2012, an increase of $4,693 for the 2013 period.  The first quarter increase in net loss was due to an increase in expenses of $7,181 (77%) offset by an increase in sales of $2,586 (54%).

Liquidity and Capital Resources

At March 31, 2013, we had current assets consisting of $981 in inventory and cash and other assets of $935 in equipment (net of depreciation). At December 31, 2012, we had current assets consisting of $1,615 in inventory and cash, and other assets of $1,020 in equipment (net of depreciation). Total liabilities at March 31, 2013 and December 31, 2012 were $95,602 and $86,111 respectively.  Total liabilities at March 31, 2013 consisted of $14,000 for legal fees, $8,770 for accounting fees, $1,074 for transfer agent and filer fees, $9,400 for office rent and storage, accrued interest of $2,425, royalties due of $372 and a demand note in the amount of $59,561 issued to a private limited liability company owned by two directors George Norman and Laurie Norman. The note is payable upon demand and bears a 4% interest rate beginning on January 1, 2012.

Because we currently have only limited revenues and cash reserves, we anticipate that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product.  There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy our cash needs.  At March 31, 2013, we had cash on hand of $418, negative working capital of $94,621, and total stockholders’ deficiency of $93,686.  At December 31, 2012, we had cash on hand of $447, negative working capital of $84,496 and total stockholders’ deficiency of $83,476.

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

Management continues to review production of either additional stands or urinals. Our manufacturing is presently at two different locations by two different processes and using two different types of molds. We would like to organize all of our manufacturing at one location using the same process.  This would involve making a new blow mold for the LiL Marc’s base and stand to match up with the blow mold used to make the urinal.  Our plan would be to use Blow Molder Products in Glen Avon, CA, the current manufacturer of the LiL Marc urinal.

As of January 1 2013 we stopped incurring rent expense of $200 month and are attempting to relocate to new corporate offices.  Our ancillary operations are temporarily at our President’s home residence at no charge to the company and the company also maintains a separate storage for inventory and fulfillment at another location.

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

Forward-Looking and Cautionary Statements

This report includes "forward-looking statements" that may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may,” "will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend” and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

●	the ability to maintain current business and, if feasible, expand the marketing of products;

●	the ability to attract and retain new individual and retail customers;

●	the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;

●	uncertainties involved in the rate of growth of business and acceptance of the Company’s product and;

●	anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;

●	future capital requirements and our ability to satisfy our cash needs;

●	general economic conditions.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2013. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LILM, INC.

Date: May 20, 2013	By: /S/ George I. Norman, III
George I. Norman, III
President, C.E.O. and Director
(Principal Accounting Officer)