Form 10-Q
period 2013-06-30
LILM, INC.
filed 2013-08-19
CIK 1357671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  [ X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  We do not maintain a corporate website.Yes  [  ]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]        No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 14, 2013

Common Stock, $0.001 par value	2,633,750

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of LILM, Inc. and Subsidiary and LiL Marc, Inc. (predecessor) (development stage company) as of June 30, 2013 and audited balance sheet at December 31, 2012, related unaudited statements of operations for the three and six months ended June 30, 2013 and 2012 and the period April 22, 1997 (date of inception of predecessor) to June 30, 2013, and related unaudited statements of cash flows for the six months ended June 30, 2013 and 2012 and the period April 22, 1997 (date of inception of predecessor) to June 30, 2013, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended June 30, 2013, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2013 or any other subsequent period.

LILM, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and December 31, 2012

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	Jun. 30,	Dec. 31,
	2013	2012
	(Unaudited)
Assets
Current Assests

Cash	$-	$447
Inventory	155	1,168

Total Current Assets	155	1,615

Equipment-Production Mold, Net	850	1,020

Total Assets	1,005	2,635

Liabilities & Stockholders' Deficiency
Current Liabilities

Accounts Payable and Accrued Expenses	34,784	33,355
Note Payable- Related Party	65,342	52,756

Total Current Liabilities	100,126	86,111

Stockholders' Deficiency

Common Stock 2,633,750 shares issued and outstanding at June 30, 2013 and December 31, 2012	2,634	2,634
Capital in excess of par value	147,561	147,561
Accumulated deficit during development stage	(249,316)	(233,671)

Total Stockholders' Deficiency	(99,121)	(83,476)

Total Liabilities and Stockholders' Deficiency	$1,005	$2,635

The accompanying notes are an integral part of these condensed consolidated financial statements

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Six Months Ended June 30, 2013 and 2012 and the Period
April 22, 1997 (date of inception of LIL MARC, INC. (predecessor)) to June 30, 2013
(UNAUDITED)

	Three Months Ended		Six Months Ended		Apr. 22, 1997
	Jun 30,	Jun 30,	Jun 30,	Jun 30,	to Jun. 30,
	2013	2012	2013	2012	2013

Sales	$5,321	$3,686	$12,711	$8,490	$81,479

Cost of Goods Sold	(410)	(421)	(1,014)	(991)	(5,410)

Gross Profit	$4,911	$3,265	$11,697	$7,499	$76,069
Operating Expenses

General and administrative	$9,597	$5,970	$25,920	$15,103	$292,046
Royalties	44	42	109	100	795
Depreciation and amortization	85	85	170	170	29,500
Total Operating Expenses	$9,726	$6,097	$26,199	$15,373	$322,341

Other (Income) Expense:

Interest Expense	620	$471	1,143	$930	3045

Net Loss	$(5,435)	$(3,303)	$(15,645)	$(8,804)	$(249,317)

Net Loss Per Common Share

Basic and diluted	$-	$-	$-	$-

Weighted Average Outstanding Shares

Basic and diluted (stated in 1000's)	2,634	2,634	2,634	2,634

The accompanying notes are an integral part of these condensed consolidated financial statements

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012 and the Period
April 22, 1997 (date of inception of LiL Marc, Inc. (predecessor)) to June 30, 2013
(UNAUDITED)

			Apr. 22, 1997
	Jun. 30,	Jun. 30,	to Jun. 30,
	2013	2012	2013

Cash Flows From Operating Activities

Net Loss	$(15,645)	$(8,804)	$(249,317)

Adjustments to reconcile net loss to net cash used in operating activities
Contributions to capital - expenses paid by shareholders	7,867	1,285	26,791
Issuance of common stock for expenses	-	-	8,700
Depreciation and amortization	170	170	29,500
Changes in operating assets and liabilities:

Inventory	1,013	407	(154)
Accounts payable and accrued expenses	1,429	6,029	31,563

Net Cash Flows (Used in) Operations	(5,166)	(913)	(152,917)

Cash Flows From Investing Activities

Purchase of patent	-	-	(28,650)
Purchase of Equipment-Production Mold	-	-	(1,700)
Purchase office equipment	-	-	(2,096)

Net Cash Flows (Used in) Investing Activities	-	-	(32,446)

Cash Flows From Financing Activities

Notes Payable from related party	7,225	1,000	52,443
Payments to related party	(2,506)	(87)	(13,792)
Proceeds from issuance of common stock	-	-	146,712

Net Cash Flows Provided By Financing Activities	4,719	913	185,363

Net Change in Cash	(447)	-	-
Cash at Beginning of Period	447	-	-

Cash at End of Period	-	-	-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Issuance of 922,900 common shares for a patent- 2000			$11,963

The accompanying notes are an integral part of these condensed consolidated financial statements

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

Included in the following financial statements are the combined statements of operations of LIL Marc, Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to June 30, 2013.

The accompanying unaudited balance sheet of LILM, Inc and Subsidiary and LiL Marc, Inc. (predecessor) (development stage company) as of the June 30, 2013 and related unaudited statements of operations for the three and six  months ended June 30, 2013 and 2012, and the period April 22, 1997 ( date of inception of predecessor) to June 30, 2013, and related unaudited statements of cash flows for the  six months ended June 30, 2013 and 2012, and the period April 22, 1997 (date of inception of predecessor) to June 30, 2013, have been prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six month period ended June 30, 2013, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2013 or any other subsequent period.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(UNAUDITED)
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

Advertising and Market Development

The company expenses advertising and market development costs as incurred. The Company incurred $0 in advertising and market development costs for the six month period ended June 30, 2013 and 2012.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values due to their short term maturities.

Basic and Diluted Net Income (Loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. As of June 30, 2013 and 2012, there were no common stock equivalents outstanding.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(UNAUDITED)

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

3.    INVENTORY

The product is a stand alone product made of plastic consisting of a urinal produced  in California  using a blow  mold and a stand and base produced  in China with an injection mold.  All inventory is shipped to Salt Lake City, Utah, and stored in a small warehouse.  The product is sold via the internet, is assembled at time of shipping by the Company, and is delivered to customers or to wholesale resellers using a ground courier service.  During December 2010, the Company paid a deposit of $2,990 to a China consortium for parts to be used in its training urinal product. 200 samples were delivered to the Company in January 2011 and sold to customers.  Another 2,100 were delivered to the company in February 2011 and are currently being sold to customers. Inventory is reported at the lower of cost or net realizable value. As of June 30, 2013 and 2012, all inventory was finished goods.

4.  EQUIPMENT –PRODUCTION MOLD

On August 2, 2010, the Company purchased an injection mold from a China consortium for $1,700 to produce the base and stand for the LiL Marc training urinal.  The Company has determined the mold went into service on or about January 1, 2011 and is being depreciated, using the straight-line method, over a 5 year period. Depreciation expense for the six months ended June 30, 2013 and 2012 was $170, for each period. Equipment is carried at cost.

5.  PATENT

The Company acquired a patent from a related party for the LiL Marc training urinal and was recorded at the predecessor cost, less amortization. The patent was issued on July 16, 1991 and has been fully amortized.

The terms of the acquisition of the patent includes a royalty of $0.25, due to the inventor, on the sale of each training urinal.

LILM, INC. and SUBSIDIARY and LIL MARC, INC. (predecessor)
(Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(UNAUDITED)
6.    STOCKHOLDERS’ DEFICIENCY

As of June 30, 2013, the Company had 25,000,000 common shares authorized ($1 par value), and 2,633,750 common shares issued and outstanding.

7.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Chief Executive Officer (CEO) and two Directors have acquired 72% of the outstanding common stock of the Company. During the six months ended June 30, 2013, the Company received loans from the CEO and Directors in the amount of $15,092 and repaid prior loans of $2,506. From inception (April 22, 1997) to June, 30, 2013, net loans from the CEO and Directors are $65,342, which are payable on demand.

As of January 1, 2012, the Company’s Board of Directors approved a modification of the terms of these loans to include an annual, simple interest rate of 4%. Related interest expense for the six months ended June 30, 2013 was $1,143.

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

We are a development stage company with limited cash assets, operations and revenue. Ongoing operating expense, including the costs associated with the preparation and filing with the SEC of our periodic reports, have been paid for by the net proceeds from our initial stock offering in 2002, a private placement of securities and from advances from a stockholder.  A total net amount of $65,342 has been advanced by Alewine Limited Liability Company, a 72% stockholder that is managed by our President, George I. Norman, III.  The debt is evidenced by a promissory note that is payable upon demand.

It is anticipated that we will require approximately $20,000 over the next 12 months to fund operations and to maintain corporate viability.  If we are unable to generate sufficient revenues, we may have to rely on funds from directors and/or stockholders in the future. There can be no assurance at this time that any potential sources of funds will be available.  We also do not have any further commitments from a director or stockholder to provide any additional funding.  During a private offering of our securities in 2009 and 2010, a total of 50,000 shares were sold for total proceeds of $12,500.  We have since closed the offering.  If we are unable to obtain necessary additional working capital, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

During the three months ended June 30, 2013, we realized revenues of $5,321 compared with $3,686 for the three months ended June 30, 2012.  Revenues for the 2013 period were the result of Internet retail and wholesale orders, which increased 44% ($1,635) from the same period in 2012.  Revenues for the 2012 period were also from Internet retail and wholesale orders. The 2013 second quarter increase was due to a 323% increase ($3,848) in retail orders offset by a 88% decrease ($2,213) in wholesale orders.  Our cost of goods sold for the three months ended June 30, 2013 was 8% ($410) of our total sales and was a 3% decrease ($11) compared to the corresponding period in 2012.

During the six months ended June 30, 2013 we realized revenues of $12,711 compared with $8,490 for the six months ended June 30, 2012.  Revenues for the 2013 period were the result of Internet retail and wholesale orders, which increased 50% ($4,221) from the same period in 2012.  Revenues for the 2012 period were also from Internet retail and wholesale orders. The 2013 increase for the six month period was due to a 269% increase ($8,182) in retail orders offset by a 72% decrease ($3,961) in wholesale orders.  Our cost of goods sold for the six months ended June 30, 2013 was 8% ($1,014) of our total sales and was a 2% increase ($23) compared to the corresponding period in 2012.

Total operating expenses were $9,726 for the three months ended June 30, 2013 compared to $6,097 for the three months ended June 30, 2012.  Expenses during the second quarter of 2013 were primarily for general and administrative expenses, which increased 61% ($3,634)  from $5,970 for the second quarter of 2012 to $9,597 for the second quarter of 2013.  The second quarter increase in general and administrative expense was primarily attributed to a 68% increase ($605) in professional and consulting fees and other general operating expenses. Additional general operating expenses during the second quarter were an increase of 2,832% ($2,691) in filling fees, an increase of 202% ($168) in shipping supplies and delivery, an increase of 85%($913) in auto and delivery expenses offset by a decrease of 85% ($850) in rent expense.

Total operating expenses were 26,199 for the six months ended June 30, 2013 compared to $15,373 for the six months ended June 30, 2012.  Expenses during the six month period of 2013 were primarily for general and administrative expenses, which increased 72% ($10,817) from $15,103 for the six month period ended June 30, 2012 to $25,920 for the 2013 period.  The 2013 increase for the six month period in general and administrative expense was primarily attributed to a 89% increase ($4,230) in professional and consulting fees and other general operating expenses. Additional general operating expenses during the six month period were an increase of 314% ($4,041) in filling fees, an increase of 114% ($2,704) in shipping supplies and delivery, offset by a decrease of 72% ($1,435) in rent expense.

The net loss for the three months ended June 30, 2013 was $5,435 compared with a net loss of $3,303 for the second quarter of 2012, an increase of $2,132 for the 2013 period.  The second quarter increase in net loss was due to an increase in expenses of $3,629 (60%) offset by an increase in sales of $1,635 (44%).

 The net loss for the six months ended June 30, 2013 was $15,645 compared with a net loss of $8,804 for the second quarter of 2012, an increase of $6,841 for the 2013 period.  The six month period increase in net loss was due to an increase in expenses of $10,826 (70%) offset by an increase in sales of $4,221 (50%).

Liquidity and Capital Resources

At June 30, 2013, we had current assets consisting of $155 in inventory and other assets of $850 in equipment (net of depreciation). At December 31, 2012, we had current assets consisting of $1,615 in inventory and cash, and other assets of $1,020 in equipment (net of depreciation). Total liabilities at June 30, 2013 and December 31, 2012 were $100,126 and $86,111 respectively.  Total liabilities at June 30, 2013 consisted of $14,000 for legal fees, $5,375 for accounting fees, $2,334 for transfer agent and filer fees, $9,000 for office rent and storage, accrued interest of $3,045, royalties due of $416, operating expenses of $614 and a demand note in the amount of $65,342 issued to a private limited liability company owned by two directors George Norman and Laurie Norman. The note is payable upon demand and bears a 4% interest rate beginning on January 1, 2012.

Because we currently have only limited revenues and cash reserves, we anticipate that we may have to rely on our directors and stockholders to pay expenses until such time as we realize adequate revenues from the production and sales of our baby product.  There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy its cash needs.  At June 30, 2013, we had cash on hand of $0, negative working capital of $99,971, and total stockholders’ deficiency of $99,121.  At December 31, 2012, we had cash on hand of $447, negative working capital of $84,496 and total stockholders’ deficiency of $83,476.

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

On September 17, 2009 we commenced a private placement offering to sell 2,200,000 common shares at a price of $0.25 per share for a term of six months. At that time the Board had the discretion and extended the private placement until December 31, 2010.     A total of 50,000 shares were sold during 2009 and 2010 for total proceeds of $12,500.  We have since closed the offering. We are exploring other options to raise additional capital. There can be no assurance that any additional shares will be sold in another private placement. In addition, if we are unable to generate sufficient revenues, we may have to rely on funds from directors and/or stockholders in the future.  The purpose of any additional funding is to provide the company with more marketing and operating capital.

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

As of January 1, 2013 we stopped incurring rent expense of $200 a month and on June 1, 2013 we stopped incurring storage expense of $135 a month and are attempting to relocate to new corporate offices with a storage area.  Our ancillary operations are temporarily at our President’s home residence at no charge to the company.

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

Because we rely on others for production of our product, we do not expect to make any significant capital expenditures for new equipment or other assets during 2013.  In addition, on August 2, 2010 we purchased an injection mold from a China consortium for $510 to produce the base and stand for the LiL Marc training urinal.  The Company made another payment of $1,190 in December of 2010 to put the mold into production using a facility in China.   The mold came into use beginning in January of 2011.  The Company is still evaluating the future use of this mold.  If additional equipment does become necessary, we believe that we may have to seek outside financing to acquire the equipment or assets.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first six months of fiscal 2013. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first six months of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LILM, INC.

Date: August 19 , 2013	By: George I. Norman, III
George I. Norman, III
President, C.E.O. and Director
(Principal Accounting Officer)