Form 10-Q
period 2013-09-30
LILM, INC.
filed 2013-11-07
CIK 1357671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____  to ______

Commission File Number  000-51872

LILM, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0645394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1007 Livingston Loop, The Villages, Florida 32162
(Address of principal executive offices)

(352) 561-8182
(Registrant’s telephone number, including area code)

Not applicable.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  [ X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [X  ]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]        No  [X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 7, 2013
Common Stock, $0.001 par value	7,883,750

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

LILM, INC. and SUBSIDIARY
(Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current Assests

Cash	$1,493,003	$447
Inventory	112	1,168

Total Current Assets	1,493,115	1,615

Equipment-Production Mold, Net	765	1,020

Total Assets	$1,493,880	$2,635

Liabilities & Stockholders' Equity (Deficiency)
Current Liabilities

Accounts Payable and Accrued Expenses	$-	$33,355
Note Payable- Related Party	-	52,756

Total Current Liabilities	-	86,111

Stockholders' Equity (Deficiency)

Common Stock
7,633,750 shares issued and outstanding at September 30, 2013 and 2,633,750 shares issued and outstanding at December 31, 2012	7,634	2,634
Capital in excess of par value	1,742,561	147,561
Accumulated deficit during development stage	(256,315)	(233,671)

Total Stockholders' Equity (Deficiency)	1,493,880	(83,476)

Total Liabilities and Stockholders' Equity (Deficiency)	$1,493,880	$2,635

The accompanying notes are an integral part of these condensed consolidated financial statements

LILM, INC. and SUBSIDIARY\
(Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Nine Months Ended September 30, 2013 and 2012 and the Period
April 22, 1997 (date of inception) to September 30, 2013
(UNAUDITED)

	Three Months Ended		Nine Months Ended		April 22, 1997 to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013

Sales	$558	$5,024	$13,269	$13,513	$82,037

Cost of Goods Sold	(42)	(451)	(1,056)	(1,442)	(5,452)

Gross Profit	$516	$4,573	$12,213	$12,071	$76,585
Operating Expenses

General and administrative	$6,832	$8,715	$32,752	$23,817	$298,877
Royalties	6	46	115	146	801
Depreciation and amortization	85	85	255	255	29,585
Total Operating Expenses	$6,923	$8,846	$33,122	$24,218	$329,263

Other (Income) Expense:

Interest Expense	592	$486	1,735	$1,416	3,637

Net Loss	$(6,999)	$(4,759)	$(22,644)	$(13,563)	$(256,315)

Net Loss Per Common Share

Basic and diluted	$-	$-	$-	$-

Weighted Average Outstanding Shares

Basic and diluted	2,960,000	2,634,000	2,744,000	2,634,000

The accompanying notes are an integral part of these condensed consolidated financial statements

LILM, INC. and SUBSIDIARY
(Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012 and the Period
April 22, 1997 (date of inception) to September 30, 2013
(UNAUDITED)

	Nine Months Ended		April 22, 1997 to
	September 30,	September 30,	September 30,
	2013	2012	2013

Cash Flows From Operating Activities

Net Loss	$(22,644)	$(13,563)	$(256,315)

Adjustments to reconcile net loss to net cash used in operating activities:

Expenses paid by shareholders	8,024	-	26,948
Issuance of common stock for expenses	-	-	8,700
Depreciation and amortization	255	255	29,585
Changes in operating assets and liabilities:

Inventory	1,056	857	(112)
Accounts payable and accrued expenses	(33,355)	9,913	(3,221)

Net Cash Flows (Used in) Operations	(46,664)	(2,538)	(194,415)

Cash Flows From Investing Activities

Purchase of patent	-	-	(28,650)
Purchase of Equipment-Production Mold	-	-	(1,700)
Purchase office equipment	-	-	(2,096)

Net Cash Flows (Used in) Investing Activities	-	-	(32,446)

Cash Flows From Financing Activities

Notes Payable from related party	16,845	2,725	62,063
Payments to related party	(77,625)	(187)	(88,911)
Proceeds from issuance of common stock	1,600,000	-	1,746,712

Net Cash Flows Provided By Financing Activities	1,539,220	2,538	1,719,864

Net Change in Cash	1,492,556	-	1,493,003
Cash at Beginning of Period	447	-	-

Cash at End of Period	$1,493,003	-	$1,493,003

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Issuance of 922,900 common shares for a patent- 2000	$-	$-	$11,963

The accompanying notes are an integral part of these condensed consolidated financial statements

LILM, INC. and SUBSIDIARY
(Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(UNAUDITED)

1.    ORGANIZATION

LILM, Inc. (the “Company”) was incorporated under the laws of the state of Nevada on December 30, 1999 with authorized common stock of 25,000,000 shares with a par value of $0.001 per share. The principal business activity of the Company is to manufacture and market the "LiL Marc" urinal used in the training of young boys.

During January 2005 the Company organized "LiL Marc", Inc., in the state of Utah, and transferred all its assets, liabilities, and operations to "LiL Marc" Inc. in exchange for all of the outstanding stock of "LiL Marc", Inc. for the purpose of continuing its operations in a subsidiary.

"LiL Marc", Inc. (predecessor) was incorporated under the laws of the state of Nevada on April 22, 1997 for the purpose of marketing and sales of the "LiL Marc" training urinal for use by young boys. The marketing and sales activity was transferred to LILM, Inc. on December 30, 1999.

Included in the following financial statements are the combined statements of operations of "LiL Marc", Inc. (predecessor) for the period April 22, 1997 to December 30, 1999 and LILM, Inc., and its subsidiary, for the period December 30, 1999 to September 30, 2013.

The accompanying unaudited balance sheet of LILM, Inc and Subsidiary (development stage company) as of the September 30, 2013 and related unaudited statements of operations for the three and nine  months ended September 30, 2013 and 2012, and the period April 22, 1997 ( date of inception) to September 30, 2013, and related unaudited statements of cash flows for the  nine months ended September 30, 2013 and 2012, and the period April 22, 1997 (date of inception) to September 30, 2013, have been prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 2013, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2013 or any other subsequent period.

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

LILM, INC. and SUBSIDIARY
(Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(UNAUDITED)

Revenue Recognition

Revenue is recognized upon the completion of the sale and shipment of the training urinal product. The product is sold via the internet and is delivered to customers or to wholesale resellers using a ground courier service.

Advertising and Market Development

The company expenses advertising and market development costs as incurred. The Company incurred $0 in advertising and market development costs for the nine month periods ended September 30, 2013 and 2012.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values due to their short term maturities.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. As of September 30, 2013 and 2012, there were no common stock equivalents outstanding.

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

3.    INVENTORY

The "LiL Marc" urinal is a standalone product made of plastic consisting of a urinal produced in California using a blow mold and a stand and base produced in China with an injection mold.  All inventory components are shipped to The Villages, Florida, and stored in a small warehouse.  The product is sold via the internet, is assembled at time of shipping by the Company, and is delivered to customers or to wholesale resellers using a ground courier service.  Inventory is reported at the lower of cost or net realizable value. As of September 30, 2013 and 2012, all inventory was finished goods.

LILM, INC. and SUBSIDIARY
(Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(UNAUDITED)

4.  EQUIPMENT –PRODUCTION MOLD

On August 2, 2010, the Company purchased an injection mold from a China consortium for $1,700 to produce the base and stand for the "Lil Marc" training urinal.  The Company has determined the mold went into service on or about January 1, 2011 and is being depreciated, using the straight-line method, over a 5 year period. Depreciation expense for the nine months ended September 30, 2013 and 2012 was $255, for each period. Equipment is carried at cost, net of depreciation.

5.  PATENT

The Company acquired a patent from a related party, for the "Lil Marc" training urinal and was recorded at the predecessor cost, less amortization. The patent was issued on July 16, 1991 and has been fully amortized.

The terms of the acquisition of the patent includes a royalty of $0.25, due to the inventor, on the sale of each training urinal.

6.    STOCKHOLDERS’ DEFICIENCY

As of September 30, 2013, the Company had 25,000,000 common shares authorized ($.001 par value), and 7,633,750 common shares issued and outstanding.

On September 25, 2013 the Company sold 5,000,000 shares of its unregistered common stock $0.001 par at $0.32 per share for an aggregate purchase price of $1,600,000 to Kent Campbell, the Company’s Chief Executive Officer.

7.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the nine months ended September 30, 2013, George Norman, the Company’s former Chief Executive Officer and a Director advanced the sum of $16,845 to the Company as a working capital loan, and paid $8,024 in expenses on behalf of the Company. During the nine months ended September 30, 2012, Mr. Norman advanced the sum of $2,725 to the Company as a working capital loan, and was repaid $187 for prior loans.

As of January 1, 2012, the Company’s Board of Directors approved a modification of the terms of all loans by Mr. Norman and Alewine Limited Liability Company (“Alewine”), a company owned and controlled by Mr. Norman, to include an annual, simple interest rate of 4%. Related party interest expense for the nine months ended September 30, 2013 was $1,735.

Pursuant to the terms of a Share Purchase Agreement dated September 24, 2013 (the “Share Purchase Agreement”), Alewine sold 1,788,475 of its 1,863,475 shares of the Company’s common stock in a private transaction to Mr. Campbell (1,466,225 shares) and Denis Espinoza (322,250 shares) .

On September 26, 2013 all amounts due by the Company to Mr. Norman and Alewine in the amount of $77,992 consisting of $74,355 principal and $3,637 in accrued interest, were repaid by the Company, as provided for in the Share Purchase Agreement.

LILM, INC. and SUBSIDIARY
(Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(UNAUDITED)

8. SUBSEQUENT EVENTS

Stock issuances, ordering an additional production mold, real property acquisitions, etc.

On or about October 15, 2013, the Company sold to: (i) Sarah Campbell, its recently appointed Chief Administrative Officer, 100,000 shares of its restricted common stock for a purchase price of $0.32 per share for a total of $32,000, and (ii) Thomas G. Campbell 150,000 shares of its restricted common stock for a purchase price of $0.32 per share for a total purchase price of $48,000.

On October 16, 2013 the Company entered into a lease with an unaffiliated third party for a warehouse for a term of one year. The lease may be terminated by the Company with 30 days notice within the first 6 months of the lease term.  The warehouse occupies approximately 1,250 square feet of space with a monthly rent of $960 for the first six months and $1,065 per month thereafter.

On October 21, 2013, the Company purchased all of the outstanding membership units of Ashland Holdings, LLC ("Ashland") from our CEO Kent Campbell for a purchase price of $20,000.  At the time of purchase Ashland's sole asset consisted of $19,000 in cash.
On October 29, 2013, our wholly-owned subsidiary, Ashland, entered into an Agreement for the Purchase and Sale of Real Estate (the “Agreement”) with TD Bank pursuant to which Ashland agreed to purchase .90 acres of real estate, including an office building thereon, located in Wildwood, Florida (the “Property”).

The purchase price for the Property is $47,500 (the “Purchase Price”).  Ashland paid to American Home Title Insurance, as escrow agent, a $4,750 earnest money deposit to be applied to the Purchase Price at closing.  Unless otherwise extended, the closing under the Agreement is required to take place no later than 15 days after completion of the investigation period of the Property, which investigation must be completed within 30 days from the date of the Agreement.

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

We are a U.S. based manufacturer and marketer of "Lil Marc" training urinals for boys.  Prior to the September 24, 2013 acquisition of approximately 68% of our outstanding common stock by Kent Campbell, our Chief Executive Officer and a director and Denis Espinoza, our President, Chief Operating Officer and a director from an entity owned and controlled by George Norman, our former Chief Executive Officer and Mr. Campbell’s $1,600,000 September 26, 2013 investment in our common stock, we had limited cash assets, operations and revenue.

With the appointment of Mr. Campbell and Espinoza to our management team, they plan to bring renewed vision to the company and re-energize its flagship product, the "Lil Marc" training urinal. While the "Lil Marc" has been well received by the public, management believes a new marketing campaign is needed to stimulate sales. To accomplish this, we plan to invigorate the "Lil Marc" brand through an enhanced web presence, social media, and other web based marketing strategies. As an example of the expected results of increased brand awareness, we saw an increase in orders after the "Lil Marc" was featured on the Rachel Ray show in September 2011. After launching an enhanced advertising campaign, we expect to see consistent sales growth for the "Lil Marc".

Also, we are committed to the diversification of our business through the acquisition and operation of commercial real estate, including but not limited to self-storage facilities, apartment buildings, 55+ senior manufactured homes communities, and other income producing properties.  We believe that the addition of new management and a strong balance sheet will enable us to focus on a prudent expansionary strategy while increasing sales of "Lil Marc" urinals. As these strategies are implemented in the near future, we expect to become consistently profitable as management positions the company for future growth.

Leading our renewed marketing efforts and expansion is Mr. Campbell. Mr. Campbell was co-founder of In Pro Corporation, a plastics manufacturing company that included injection molding, extrusions and thermo molding products where he was responsible for sales, customer service and other key aspects of the business and its growth. In Pro Corporation's products are marketed directly to the end users and continue to experience growth. During the first 10 years of In Pro's operation, its revenues grew from zero revenue to $15 million annually prior to the sale of his interest in the company in 1993. During that same time, In Pro grew from three employees to over 150 employees. Mr. Campbell has been an individual investor since 1990 and has managed his own real estate company since its formation in 2008. We believe that Mr. Campbell's experience in manufacturing, marketing, and advertizing and his leadership in rapid business growth will be instrumental to growing our company.

As part of our expanding marketing plans and our anticipated growth, Mr. Espinoza has joined our company to oversee all operational aspects of our business. Mr. Espinoza was raised in Miami, Florida where he gained valuable international experience. He has a Masters Degree in Management Information Systems from Bellevue University in Nebraska. Mr. Espinoza has worked with companies such as Scientific Applications International Corporation and Booz Allen Hamilton. He also served in the United States Marine Corps from 2002 to 2007. Since 2002, Mr. Espinoza has been an investor in numerous companies, both private and public and since 2007, he has operated his own real estate company. His experience will be critical going forward to automate and aggressively re-energize the "Lil Marc" brand.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

The results discussed below are for the three and nine months ended September 30, 2013 and 2012. For comparative purposes, we are comparing the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2012.

During the three months ended September 30, 2013, revenues were $558 compared with $5,024 for the three months ended September 30, 2012, a decrease of $4,466.  This decrease is primarily a result of a lack of inventory due to limited working capital.  During the nine months ended September 30, 2013 revenues were $13,269 compared with $13,513 for the nine months ended September 30, 2012, a decrease of $244.  This decrease is primarily a result of a lack of inventory due to limited working capital partially offset by continuing sales of remaining inventory.

Our cost of goods sold for the three and nine months ended September 30, 2013 decreased by approximately $400 compared to the same periods in 2012 primarily as a result of sales of existing inventory with a lower cost.  We expect gross profits to remain stable in 2013 and into the first quarter of 2014 based on our recent purchase of inventory components subject to change based on U.S. based shipping costs from California to our warehouse in Florida.

Total operating expenses for the three months ended September 30, 2013 were $6,923, a decrease of $1,923 compared to the same period in 2012, was primarily a result of a reduction in our operations due to a lack of inventory. Total operating expenses for the nine months ended September 30, 2013 were $33,122, an increase of $8,904 compared to the same period in 2012 was primarily a result of an increase in professional and consulting fees and other general operating expenses. We expect increases in our operating expenses as we ramp up our sales efforts for the "Lil Marc" urinal and begin our commercial real estate diversification strategy discussed above.

The net loss for the three months ended September 30, 2013 was $6,999, an increase of $2,420 compared to the same period in 2012, was primarily a result of a reduction in revenues, partially offset by a reduction in operating expenses as discussed above.  The net loss for the nine months ended September 30, 2013 was $22,644, an increase of $9,081 compared to the same period in 2012 was primarily a result of an increase in total operating expenses as discussed above.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. At September 30, 2013, we had $1,493,115 in current assets consisting of $1,493,003 in cash and $112 in inventory. At December 31, 2012, we had $1,615 of current assets consisting of $447 in cash and $ 1,168 in inventory. Total liabilities at September 30, 2013 and December 31, 2012 were $0 and $86,111, respectively.

Net cash used in operating activities was $46,664 during the nine months ended September 30, 2013 compared to $2,538 in the same period in 2012. The increase in cash used in operating activities is primarily attributable to a decrease in accounts payable and accrued expenses, partially offset by expenses paid by shareholders.

Net cash provided by financing activities during the nine months ended September 30, 2013 was $1,539,220 compared to $2,098 in the same period in 2012. The increase was primarily a result of $1,600,000 proceeds from the issuance of our common stock, $16,845 from the issuance of notes to related parties, partially offset by $77,625 in loan repayments to related parties.

Although we have not yet recognized positive operating cash flow from sales of the "Lil Marc" urinal, we believe that that the addition of new management and recent $1,600,000 cash infusion will enable us to focus on a prudent expansionary strategy while increasing sales of "Lil Marc" urinals. As these strategies are implemented in the near future, we expect to achieve positive cash flow.  We believe that our cash is adequate for at least the next 12 months.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Related Party Transactions

We have specified the following person and entity as related parties with ending balances as of September 30, 2013:

During the nine months ended September 30, 2013, George Norman, the Company’s former Chief Executive Officer and a Director advanced the sum of $16,845 to the Company as a working capital loan, and paid $8,024 in expenses on behalf of the Company. During the nine months ended September 30, 2012, Mr. Norman advanced the sum of $2,725 to the Company as a working capital loan, and was repaid $187 for prior loans.

As of January 1, 2012, the Company’s Board of Directors approved a modification of the terms of all loans by Mr. Norman and Alewine Limited Liability Company (“Alewine”), a company owned and controlled by Mr. Norman, to include an annual, simple interest rate of 4%. Related party interest expense for the nine months ended September 30, 2013 was $1,735.

Pursuant to the terms of a Share Purchase Agreement dated September 25, 2013 (the “Share Purchase Agreement”), Alewine sold 1,788,475 of its 1,863,475 shares of the Company’s stock in a private transaction to Mr. Campbell (1,466,225 shares) and Denis Espinoza (322,250 shares) .

On September 26, 2013 all amounts due by the Company to Mr. Norman and Alewine in the amount of $77,992 consisting of $74,355 principal and $3,637 in accrued interest, were repaid by the Company, as provided for in the Share Purchase Agreement.

Off-balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward-Looking and Cautionary Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under the “Risk Factors” section of our Annual Report on Form 10-K as filed with the SEC on April 15, 2013:

●	the ability to maintain current business and, if feasible, expand the marketing of products;

●	the ability to attract and retain new individual and retail customers;

●	the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;

●	uncertainties involved in the rate of growth of business and acceptance of the Company’s product;

●	anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;

●	future capital requirements and our ability to satisfy our needs; and

●	general economic conditions.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 4.                  Controls and Procedures.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control.

There were no changes identified in connection with our internal control over financial reporting during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

On September 25, 2013, the Company sold 5,000,000 shares of its unregistered common stock at $0.32 per share for an aggregate purchase price of $1,600,00 to Kent Campbell, the Company's Chief Executive Officer.  The Company relied on the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, in completing the sale.

Item 3.                       Defaults Upon Senior Securities

None.

Item 4.                       Mine Safety Disclosures

This Item is not applicable.

Item 5.                       Other Information

This Item is not applicable.

Item 6.                       Exhibits

Exhibit Number	Description

10.1
Agreement for the Purchase and Sale of Real Estate between Ashland Holdings, LLC and TD Bank dated October 29, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 1, 2013.

31.1	Section 302 Certificate of Chief Executive Officer. *

31.2	Section 302 Certificate of Principal Financial and Accounting Officer. *

32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer. *

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

101 LAB	XBRL Labels Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

*	Filed herewith.

**
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

LILM, INC.

Date: November 7, 2013	By: /s/ Kent Campbell
Kent Campbell
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2013	By: /s/ Sarah Campbell
Sarah Campbell
Chief Accounting Officer
(Principal Financial and Accounting Officer)