Form 10-K
period 2013-12-31
Great Plains Holdings, Inc.
filed 2014-04-04
CIK 1357671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51872

GREAT PLAINS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0645394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4060 NE 95th Road, Wildwood, Florida	34785
(Address of principal executive offices)	(Zip Code)

(352) 561-8182
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant's most recently completed second fiscal quarter. $0 on June 30, 2013.

The number of shares of the registrant’s Common Stock issued and outstanding was 8,030,625 shares as of March 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A – “Risk Factors” of this report.

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

PART 1

ITEM 1. BUSINESS

The Company

Great Plains Holdings, Inc. (“we”, “us”, the “Company”, “Great Plains”) was incorporated in Nevada on December 30, 1999 under the name LILM, Inc. We changed our name effective December 3, 2013 in connection with our plans to diversify our business through the acquisition and operation of commercial real estate, including but not limited to self-storage facilities, apartment buildings, 55+ senior manufactured homes communities, and other income producing properties.  Historically, we have been engaged in the manufacture and marketing of the LiL Marc, a plastic boys toilet-training device constructed of white polyethylene plastic having the appearance of white porcelain.

Description of Business

LiL Marc

The LiL Marc is a simple to use plastic urinal used in the “potty” training of young boys.  It is constructed from high quality, recyclable, high density, white polyethylene plastic and, because of its white porcelain appearance, looks like a full-sized urinal found in public restrooms, only on a smaller scale. It is intended to assist in the training of daytime bladder control of young boys. By using the LiL Marc, a male child can be potty-trained standing up like a little boy, instead of being trained sit-down fashion like a little girl.

The LiL Marc is marketed as a stand-alone unit with a removable support to stand the unit at the proper height for young boys.  It can be easily transported to another room or used when traveling.  The LiL Marc may also be attached to a wall or door using the mounting bracket and screws, both provided with the unit.  The mounting bracket holds the unit securely and slides off easily to empty and clean with any detergent or bathroom cleaner.  The LiL Marc features a built-in pour spout that makes it easy to empty and clean.  The LiL Marc is a one-time purchase and does not need any other supplies.  It is designed so that young boys of all sizes can comfortably stand while facing the unit.  It is 24 inches high and 10 inches wide.

Production

The LiL Marc training unit and its stand are manufactured by third party suppliers using the patented production air mold and rotational mold we license. By outsourcing manufacturing, we are able to lower our production costs.  Also, using the air mold enables us to produce large or small orders as needed.  All purchases are made on a purchase order basis with terms and conditions agreed to at time of the order. We currently assemble the product, pack and ship it from our Lady Lake, Florida facility and plan to move these operations in April 2014 to our recently acquired corporate and warehouse facility in Wildwood, Florida.]

Marketing

The LiL Marc, it is marketed through our  websites at  www.LiLMarc.com.   The LiL Marc is also represented on another website that specializes in the marketing of potty training products for boys, which enhances the visibility of the product.  Our current reseller is PottyTrainingConcepts.com.  In addition, beginning in December 2013, our new management began to build a list of potential large customers such as retailers with brick and mortar stores and other consumer outlets.

Sources and Availability of Raw Materials

We obtain the LiL Marc from a third party supplier on a purchase order basis with terms and conditions agreed to at time of the order based on orders we receive or anticipated demand. In fiscal 2013, we have one supplier, Blow Molded Products, Riverside, CA that accounted for 100% of the purchases of urinals we sell. We believe we will have access to sufficient supply of the LiL Marc urinals we sell for the foreseeable future.

Competition

We sell our products exclusively via the Internet. Our competition includes other Internet based sellers and traditional brick and mortar retailers who carry an assortment of potty training products which range from simple colored floating targets to complex molded adaptations that are attached to the toilet bowl.

Some of our industry competitors have a larger portion of the market for potty training product. In all of our markets, we face direct competition from national retailers who offer similar products. Certain of these retailers are larger than we are and have greater financial resources than we do. We believe we can compete effectively with our competitors because it does not require a water source, making it completely portable.  Current competitors require a commode basin to attach their product, such as the Weeman, or require a water source to fill the urinal flushing tank, as in the Peter Potty. There is no assurance, however, that our ability to market products and services successfully will not be impacted by competition that now exists or may later develop.

Real Estate

We plan to diversify our business through the acquisition and operation of commercial real estate, including but not limited to self-storage facilities, apartment buildings, 55+ senior manufactured homes communities, and other income producing properties.

We plan to purchase properties after our management examines and evaluates many factors, including but not limited to the functionality of the property, the historical financial performance of the property, current market conditions for leasing space at the property or its development potential, proposed purchase price, terms and conditions, potential cash flows and potential profitability of the property. The number of properties that we will purchase will depend on the amount of funds we have or are able to borrow and upon the price we pay for the properties we purchase.

Borrowing Policies

We initially plan on acquiring properties on an all-cash basis, owning and operating our properties with no permanent indebtedness. Being an all-cash owner mitigates the risks associated with mortgage debt, including the risk of default on the mortgage payments and a resulting foreclosure of a particular property. With the objective of increasing income, we may consider future acquisitions featuring long-term debt financing to increase the amount of capital available to us and to achieve greater property diversification than is currently possible with an all-cash strategy.

We may incur indebtedness for working capital requirements, tenant improvements, capital improvements, and leasing commissions and to make distributions. We will endeavor to borrow funds on an unsecured basis but we may secure indebtedness with some or all of our properties if a majority of our independent directors determine that it is in the best interests of us and our shareholders.

We may also acquire properties encumbered with existing financing which cannot be immediately repaid. We may invest in joint venture entities that borrow funds or issue senior equity securities to acquire properties, in which case our equity interest in the joint venture would be junior to the rights of the lender or preferred members. In some cases, we may control the joint venture.

Recent Acquisitions

On December 26, 2013, we completed the acquisition of two adjacent parcels of land located in Wildwood, Florida totaling approximately .90 acres.  The property includes a 1,400 square foot corporate office building and an additional parcel of land that includes a mobile home and an 800 sq ft warehouse. The real estate and improvements located on it were acquired from TD Bank, N.A., an unrelated party, for a purchase price of $47,500 plus customary closing cost.  The full purchase price and closing costs were paid in cash at closing.  We plan to occupy one or more of the five office spaces located on this property to accommodate our expected expansion. Until we need all of the office space, we are considering leasing the vacant offices to tenants in order to derive revenues.

Competition

We will compete with a considerable number of other real estate companies seeking to acquire and lease real estate, most of which may have greater marketing and financial resources than we do. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and occupancy rates), attractiveness and the convenience of location. Our ability to compete also depends on, among other factors, trends in the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

Research and Development

We do not currently have a budget specifically allocated for research and development purposes.

Patents and Trademarks

We license the patent to the LiL Marc awarded on July 16, 1991 (U.S. Patent Number 318,325).  This patent expired on July 16, 2005 and as of this date we have not applied for a new patent with modifications to the LiL Marc’s design. Without patent protection, current competitors and/or other businesses could duplicate the LiL Marc and market the same or similar product in direct competition with the LiL Marc. Presently, we do not anticipate filing additional patent applications if new and/or improved products are developed.

Employees

We presently have one full-time employee, Kent Campbell, our Chief Executive Officer, and two part-time employees, Denis Espinoza, our Chief Operating Officer, and Sarah Campbell, our Chief Accounting Officer..  We are dependent upon both Mr. Campbell and Mr. Espinoza for implementation of our proposed expansion strategy and execution of our business plan.

ITEM 1A. RISK FACTORS

The risk factors in this section describe the material risks to our business, prospects, results of operations, financial condition or cash flows, and should be considered carefully. In addition, these factors constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and could cause our actual results to differ materially from those projected in any forward-looking statements (as defined in such act) made in this Annual Report on Form 10-K. Investors should not place undue reliance on any such forward-looking statements. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “believes” and “projects”) may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

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

Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability.

We were formed in 1999 and have only one product, the LiL Marc potty trainer. As a result, we have had limited sales and have incurred net losses since inception through December 31, 2013 of $313,899. Furthermore, we have only recently entered the real estate market with the purchase of property in December 2013.  A potential investor must evaluate our prospects and the potential value of our common stock based on this limited operating history.  The likelihood of our success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of a new business and the competitive environment in which we will operate. We have little market penetration and successes to date, and may never reach profitability. No additional relevant operating history exists upon which an evaluation of our performance can be made. Our performance must be considered in light of the risks, expenses and difficulties frequently encountered in establishing new products and markets in the evolving, highly competitive potty training and real estate industry. If we cannot successfully manage our business, we may not be able to generate future profits and may not be able to support our operations.

We may not be able to expand the market for our product, which could cause our business to fail.

Our management is exploring ways to expand the market for our product, but only as ongoing business conditions warrant and, if necessary, funds are available.  We presently operate in a limited geographical marketing area and via the Internet.  In order to expand the area in which we operate, we must expand facilities, purchase additional equipment and retain additional personnel.  Also, there can be no assurance that if we do expand into new areas, such expansion will be successful or that the business generated from the addition of markets will warrant the expenses necessary to facilitate the expansion.  If we are unable to successfully expand our marketing area and products offered, our business may not be able to grow or possibly decrease, which will have a negative impact on future operations.

We have only one manufacturer of our product and, if this sole producer is no longer able to produce the units, we may suffer delays in production and higher costs and our business could be negatively affected.

We are dependent on a single supplier to manufacturer our LiL Marc product. If our supplier were unable to continue to produce the LiL Marc units, we would have to locate another custom blow molded manufacturing company. Management believes that it could find a substitute custom blow molded manufacturer  that can offer the flexibility of orders as small as 100 and that is also capable of producing orders as large of 10,000 like its current supplier. If we had to change suppliers, we could suffer a delay in production and be faced with higher productions costs that could negatively affect sales and have an adverse effect on our business and financial condition.

 The design patent for the LiL Marc training urinal has expired which could allow competitors and other businesses to duplicate and market a similar product, which would have a negative impact on future revenues and financial condition.

The design patent for the LiL Marc expired in July 2005 and we do not anticipate filing for additional patent applications related to the product.  Without patent protection, we must rely on the complex engineering in the current production molds for product protection against any copy of the product.  It is possible that a competitor or other business may duplicate the product and market the same or similar product in direct competition with the LiL Marc.  This could have a severe and negative impact on future sales of the LiL Marc, which would negatively affect our financial condition.

The industry in which we operate is highly competitive, which could affect results of operations and make profitability even more difficult to achieve and sustain.

The baby products and related products industry is highly competitive and is marked by many competitors and potential competitors, many of which are much larger with much greater financial resources, such as Fisher Price.  Most existing and potential competitors also have larger market share and larger production capability, which may enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities. If we fail to compete effectively with these businesses or to address competitive developments quickly and effectively, we will not be able to grow our business or remain a viable entity.

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

We have not identified the properties that we will purchase which makes your investment more speculative.

Although we acquired the real estate located in Wildwood, Florida in December 2013, we will seek to invest a portion of our working capital, in the acquisition of other properties that have not been identified. We have not established criteria for evaluating prospective real estate projects and you will be unable to evaluate the transaction terms, location, and financial or operational data concerning the properties before we invest in them, if at all. In addition, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You will be relying entirely on the ability of our Chief Executive Officer and President to identify properties and propose transactions and to oversee and approve such investments.

Competition with third parties for properties and other investments may result in our paying higher prices for properties which could reduce our profitability and the return on your investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, banks, insurance companies, real estate investment trusts or “REITs”, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Some of these investors may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and increased prices. If competitive pressures cause us to pay higher prices for properties, our ultimate profitability may be reduced and the value of our properties may not appreciate or may decrease significantly below the amount paid for such properties. At the time we elect to dispose of one or more of our properties, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds from the disposal or result in us not being able to dispose of the property due to the lack of an acceptable return. This may cause you to experience a lower return on your investment.

In the event that a property in which we invest is subject to an act of terrorism, war, earthquake, flood, mudslide, act of God or similar events for which we either cannot obtain insurance or are not economically insurable, we may suffer a loss of our investment.

Although we will seek to obtain comprehensive title, fire and casualty insurance on improved properties we acquire or that secure our investments, there are certain types of losses that are either uninsurable or not economically insurable. These are losses resulting from acts of terrorism, war, earthquakes, floods, mudslides, acts of God or other similar events. In the event that the property, including any improvements on the property, in which we invest suffers losses resulting from one or more of these uninsured events, we will experience a significant decrease in the value of our investment or security interest and, as a result, may suffer a loss of our investment.

 Since real estate investments are relatively illiquid investments, we may not be able to dispose of certain investments in response to changes in economic and other conditions.

Real estate investments are relatively illiquid. Our ability to liquidate the project or vary our portfolio in response to changes in economic and other conditions will be limited.

Management will devote only minimal time to our business.

Presently, two or our three directors have other full time obligations and will devote only such time to our business as necessary, except for our Chief Executive Officer who will devote approximately 40 hours per week.  The other directors will devote only such time as may be required as a member of the Board of Directors.  Thus, because of their other time commitments, management anticipates that they will devote only a minimal amount of time to our business, at least until such time as business warrants devoting more time.

We may have difficulty managing growth in our business.

Because of our small size, growth in accordance with our business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources. As we expand our real estate activities and increase the size of our operations, we plan to utilize computer systems and technology to minimize our labor costs. Despite these efforts, there will be additional demands on our financial, technical and management resources. The failure to implement administrative, operating and financial control systems and software or the occurrence of unexpected expansion difficulties, including the recruitment and retention of experienced personnel, talent and consultants, could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.

We are highly dependent on the services provided by Kent Campbell, our Chief Executive Officer, President and Director.

We are highly dependent upon the services of our Chief Executive Officer, President and Director, Kent Campbell. We have not obtained “key-man” life insurance policies insuring the life of Mr. Campbell. If the services of Mr. Campbell become unavailable to us, for any reason, our business could be adversely affected.

Kent Campbell, our Chief Executive Officer, President and Director, can exercise voting control over corporate decisions.

Kent Campbell, our Chief Executive Officer, President and Director owns 79.7% of our total voting securities. As a result, Mr. Campbell exercises control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of our controlling stockholder may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

RISK FACTORS RELATING TO OUR SECURITIES

There currently is only a minimal public market for our common stock. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There currently is only a minimal public market for shares of our common stock and an active market may never develop. Our common stock is quoted on the OTCQB operated by the OTC Market’s Group, Inc. under the symbol “GTPH”. We may not ever be able to satisfy the listing requirements for our common stock to be listed on any stock exchange, including the trading platforms of NASDAQ Stock Market which are often more widely-traded and liquid markets. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by, any of the several exchanges and markets to have our common stock listed.

We cannot assure you that our common stock will become liquid or that it will be listed on a securities exchange.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Stock Market, we expect our common stock to remain eligible for quotation on the OTCQB, or on another over-the-counter quotation system. In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and

●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and

●
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The application of Rule 144 creates some investment risk to potential investors; for example, existing shareholders may be able to rely on Rule 144 to sell some of their holdings, driving down the price of the shares you purchased.

The SEC adopted amendments to Rule 144 which became effective on February 15, 2008 that apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding (80,306 shares of common stock as of the date of this Report); or

●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

We do not pay dividends on our common stock.

We have not paid any dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We plan to retain earnings, if any, to finance the development and expansion of our business.

GENERAL RISK STATEMENT

Based on all of the foregoing, we believe it is possible for future revenue, expenses and operating results to vary significantly from quarter to quarter and year to year. As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, we believe that it is possible that in any given quarter or fiscal year our operating results could differ from the expectations of public market analysts or investors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have relocated our executive offices to 4060 N.E. 95Th Road, Wildwood, Florida, a 1,400 corporate office building and our product assembly and distribution operations to an 800 sq ft warehouse on an additional parcel of land adjacent to our corporate offices that we own.  This property also includes a mobile home. We plan to occupy one or more of the five office spaces located on this property to accommodate our expected expansion and use the warehouse for assembly and distribution of the LiL Marc product. Until we need all of the office space, we are considering leasing the vacant offices to tenants in order to derive revenues. We believe our current space is adequate for our operations at this time.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB and has traded under the symbol “GTPH”.  Prior to December 6, 2013, our symbol was “LILM”. On March 31, 2014, the closing sale price for our common stock was $1.25 on the OTCQB.  Our stock has been thinly traded since approval of our quotation on the OTCQB by the Financial Industry Regulatory Authority ("FINRA"). There can be no assurance that a liquid market for our common stock will ever develop.

As of March 31, 2014, there were approximately 95  record holders, an unknown number of additional holders whose stock is held in “street name” and 8,030,625 shares of common stock issued and outstanding.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In December 2013, we issued 359,375 shares of our unregistered common stock to five shareholders for a purchase price of $0.32 per share for a total of $115,000.  The issuances of such shares was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Great Plains Holdings, Inc. (“we”, “us”, the “Company”, “Great Plains”) was incorporated in Nevada on December 30, 1999 under the name LILM, Inc. We changed our name effective December 3, 2013 in connection with our plans to diversify our business through the acquisition and operation of commercial real estate, including but not limited to self-storage facilities, apartment buildings, 55+ senior manufactured homes communities, and other income producing properties.  Historically, we have been engaged in the manufacture, marketing and sales of the LiL Marc, a plastic boys toilet-training device constructed of white polyethylene plastic having the appearance of white porcelain.

On September 24, 2013, Kent Campbell and Denis Espinoza purchased from Alewine Limited Liability Company, an entity owned and controlled by George and Laurie Jo Norman, III, our principal shareholder at the time, a total of 1,788,475 shares of our common stock, representing 67.91% of our issued and outstanding shares of common stock. In accordance with the Agreement, Mr. Campbell and Mr. Espinoza received 1,466,225 and 322,250 shares of our common stock, respectively.  Upon completion of this transaction, Mr. Norman resigned from his prior officer positions with our company and was re-appointed as our Chief Financial Officer and Jessie Scott Bean and Laurie Jo Norman resigned as directors, Mr. Campbell was appointed as our Chief Executive Officer and a director, and Mr. Espinoza was appointed as our President, Chief Operating Officer and a director.

As part of the implementation of our diversification strategy, on December 26, 2013, we completed the acquisition of two adjacent parcels of land located in Wildwood, Florida totaling approximately .90 acres.  The property includes a 1,400 square foot corporate office building and an additional parcel of land that includes an 800 sq ft warehouse and a mobile home. The real estate and improvements located on it were acquired from TD Bank, N.A., an unrelated party, for a purchase price of $47,500 plus certain closing cost.  We paid the full purchase price and closing costs in cash at closing.  We plan to occupy one or more of the five office spaces located on this property to accommodate our expected expansion. Until we need all of the office space, we are considering leasing the vacant offices to tenants in order to derive revenues.  The 800 sq ft warehouse will be used for storage of inventory, assembly and  distribution of the LiL Marc product, this will save the company the current $995 a month it is currently paying for a rented warehouse. Also, as of March 1, 2014, we have rented the mobile home for $450 per month for a term of one year.

We define our accounting periods as follows:

●	“fiscal 2012” – January 1, 2012 through December 31, 2012

●	“fiscal 2013” - January 1, 2013 through December 31, 2013

●	“fiscal 2014” – January 1, 2014 through December 31, 2014

Overview of Our Performance

During the fiscal 2013 we focused our operations on the manufacture, marketing and sales of the LiL Marc, a plastic boys toilet-training device constructed of white polyethylene plastic having the appearance of white porcelain. We have begun to diversify our business through the acquisition and operation of commercial real estate in Wildwood, Florida which we completed in December 2013. Management is currently seeking additional real estate acquisitions and expanding the distribution channels of the LiL Marc product beyond the Internet to include brick and mortar stores including independent specialty retailers. As part of this strategy we are exhibiting at the ABC KIDS Expo, juvenile products industry trade show in Las Vegas in September 2014 where approximately 5,400 buyers attended in 2013. In addition, we are continuing sales efforts directed at retail distributors and efforts to establish a distributor network with a goal of having at least one distributor in every state.

We expect increasing the level of sales of the LiL Marc in fiscal 2014 and in anticipation of future sales we received inventory in December 2013 and began an online marketing campaign on Amazon and Ebay.   These marketing efforts have resulted in an increasing number of orders during the fiscal quarter ending March 31, 2014.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Revenue

Total revenue decreased $5,394 to $13,783 for fiscal 2013 compared to $19,177 in fiscal 2012. This decrease in total revenue is primarily due to lower sales volume of our LiL Marc due to lack of inventory and marketing as we had limited capital for most of fiscal 2013.

Our cost of goods sold for fiscal 2013 decreased by approximately $242 compared to fiscal 2012 primarily as a result of a reduction in sales.  Our gross margins decreased 2% primarily as a result of lower cost inventory. We expect gross profits to remain stable in fiscal 2014 based on our recent purchase of inventory components subject to change based on U.S. based shipping costs from California to our warehouse in Florida.

Total operating expenses for fiscal 2013 increased by $54,980 compared to fiscal 2012 primarily as a result of an increase in professional and consulting fees related to our SEC compliance and fees incurred to conduct due diligence on investment opportunities and other general operating expenses. We expect further increases in our operating expenses as we ramp up our sales efforts for the LiL Marc urinal and begin our commercial real estate diversification strategy discussed above.

The net loss for fiscal 2013 was $80,228, an increase of $59,965 compared to fiscal 2012, primarily as a result of an increase in operating expenses and a reduction in revenue as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements.  As of December 31, 2013 our working capital amounted to $1,490,520, an increase of $1,575,016 as compared to a working capital deficit of $84,496 as of December 31, 2012. This increase is primarily a result of sales of our common stock to shareholders. Working capital at December 31, 2013, included primarily cash and cash equivalents of $1,479,152 and inventory of $15,712.

Net cash used in operating activities was $114,890 during fiscal 2013 compared to $866 in fiscal 2012. The increase in cash used in operating activities is primarily attributable to an increase in net loss, increase in inventory, a decrease in accounts payable, and an increase in prepaid expenses, partially offset by a reduction expenses paid by shareholders.

Net cash used in investing activities during fiscal 2013 was $59,912 compared to $0 in fiscal 2012. The increase was primarily a result of costs associated with our purchase of the Wildwood Florida property.

Net cash provided by financing activities during fiscal 2013 was $1,653,507 compared to $1,313 in fiscal 2012. The increase was primarily a result of $1,714,287 proceeds from the issuance of our common stock, partially offset by $77,625 in loan repayment to a related party.

Although we have not yet recognized positive operating cash flow from sales of the "LiL Marc" urinal, we believe that that the addition of new management and recent $1,715,000 cash infusion will enable us to focus on a prudent expansionary strategy while increasing sales of "LiL Marc" urinals. As these strategies are implemented in the near future, we expect to achieve positive cash flow.  We believe that our cash is adequate for at least the next 12 months.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Related Party Transactions

We have specified the following person and entity as related parties with ending balances as of December 31, 2013 or that occurred in fiscal 2013:

During fiscal 2013, George Norman, the Company’s former Chief Executive Officer and a Director advanced the sum of $16,845 to us as a working capital loan, and paid $8,024 in expenses on our behalf.

Pursuant to the terms of a Share Purchase Agreement dated September 25, 2013 (the “Share Purchase Agreement”), Alewine sold 1,788,475 of its 1,863,475 shares of our common stock in a private transaction to Mr. Campbell (1,466,225 shares) and Denis Espinoza (322,250 shares) .

On September 26, 2013 all amounts due by us to Mr. Norman and Alewine in the amount of $77,625 consisting of $73,988 principal and $3,637 in accrued interest, were repaid by us, as provided for in the Share Purchase Agreement.

By agreement dated October 23, 2013, the Company purchased all of the outstanding membership units of Ashland Holdings, LLC, a Florida limited liability company ("Ashland") from Mr. Campbell for a purchase price of $20,000.  At the time of purchase Ashland's sole asset consisted of $19,000 in cash.

Off-Balance Sheet Arrangements

 Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2013 we have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 of our Financial Statements included elsewhere in this Annual Report on Form 10-K. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

Revenue Recognition

Revenue is recognized upon the completion of the sale and shipment of the LiL Marc urinal. It is sold via the internet and is delivered to customers using a ground courier service.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related deferred tax asset for the year ended December 31, 2013.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F - 1 through F – 11 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer who is our principal executive officer and our Chief Financial Officer who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

 Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

 Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013:

•
Material Weakness – The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

•	Significant Deficiencies – Inadequate segregation of duties.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's Report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management's Report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices to be Held
Kent Campbell	51	Chief Executive Officer and Director
Denis Espinoza	30	President, Chief Operating Officer and Director
George I. Norman	59	Director
Sarah Campbell	26	Chief Accounting Officer

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. Our Board of Directors appoints officers annually and each Executive Officer serves at the discretion of our Board of Directors.

Kent Campbell.  Mr. Campbell has served as our Chief Executive Officer and a Director since he acquired control of the company in September 2013.  Mr. Campbell has extensive leadership experience. He has been the Manager of RSM Reports LLC since its formation in April 2008.  He also owns and manages residential income properties within The Villages, a residential community in central Florida. For the past 20 years, Mr. Campbell has successfully managed his personal portfolio of equities and bonds.

In 1982, Mr. Campbell launched his career as a co-founder of the California-based In Pro Corporation specializing in plastics manufacturing for door and wall protection at the age of eighteen. Mr. Campbell’s business was profitable in the early stages and eventually he moved operations to Wisconsin. Mr. Campbell was responsible for sales, customer service and almost all aspects of the business and its growth.  At age 30, Mr. Campbell sold In Pro, the company continues to operate today.

As the Chief Executive Officer of our company, Mr. Campbell brings our board his considerable experience in the strategic planning and growth of companies and qualifies him to continue to serve as a director or our company.

Denis Espinoza.  Mr. Espinoza has served as our President, Chief Operating Officer and a Director since he acquired an interest in our company in September 2013. Mr. Espinoza has extensive experience in the field of IT (Information Technology).  His business experience includes employment as a Senior Systems Administrator at Science Applications International Corporation and project manager at Booz Allen Hamilton, where he assisted with the supervision of an international project involving more than 150 employees and contractors.  For the past 11 years, Mr. Espinoza has personally invested in numerous companies, both private and public, and since 2007, he has operated his own real estate company. Mr. Espinoza was a Staff Sergeant serving with the U.S. Marine Corps. where he completed his term of service.  During his enlistment, he had over 50 personnel in his charge, thereby further honing his leadership skills.  Mr. Espinoza received a Bachelor of Science in Business Information Systems and Masters of Science in Management Information Systems from Bellevue University as well as numerous computer industry certifications.

Mr. Espinoza’s considerable experience in business operations qualifies him to continue to serve as a director or our company.

George I. Norman, III has been our President and a director from December 1999 to September 2013 when he sold his controlling interest in our company to Mr. Campbell.  He attended the University of Utah from 1973 to 1975, studying general education, accounting, business and finance.  Mr. Norman returned to the University in 1979 and continued his studies in humanities, science, and finance. Mr. Norman has been self-employed since 1979 in Salt Lake City, Utah, as a financial and marketing consultant.  In his business, Mr. Norman consults with both individual and corporate clients and provides consulting services related to making general business decisions, reviewing business plans and providing recommendations for raising capital.  Also, Mr. Norman provides consulting services in the area of real estate management.

As a founder and former president of our company, Mr. Norman brings our board his considerable experience in business operations and operating our LiL Marc internet sales business and qualifies him to continue to serve as a director or our company.

Sarah Campbell has served as our Chief Accounting Officer since October 2013. Since July 2013 and from January 2011 through May 2012 Ms. Campbell has been an auditor at Baker Tilly where she is engaged in financial statement audits for manufacturing companies and preparation of financial statements. From May 2012 – July 2013 Ms. Campbell worked as a financial analyst at Derse, a company that designs and manufactures booths for tradeshows. Her responsibilities included assisting in the annual budget process, investigating budget variances to improve profitability, assisting in the month-end and year-end closing process, and assisting in various projects with management and operations to identify techniques to improve efficiency and profitability. Ms. Campbell received a Bachelor’s Degree in Accounting and Finance from Southeastern University (Lakeland, FL) in December 2010. During her time at college, Ms. Campbell was a finance intern at Alpha Advisors where she assisted in trading securities in client accounts, maintained client accounts using Morningstar software and also prepared finance reports on financial and client information.

Ms. Campbell is the daughter of Kent Campbell.

Committees of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

The Board does not have standing audit, compensation or nominating committees. The Board does not believe these committees are necessary based on the size of our company, the current levels of compensation to corporate officers and the beneficial ownership by one shareholder of more than 79% of our outstanding common stock. The Board will consider establishing audit, compensation and nominating committees at the appropriate time.

The entire Board of Directors participates in the consideration of compensation issues and of director nominees. Candidates for director nominees are reviewed in the context of the current composition of the Board and the Company’s operating requirements and the long-term interests of its stockholders. In conducting this assessment, the Board of Directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability.

The Board’s process for identifying and evaluating nominees for director, including nominees recommended by stockholders, will involve compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Through their own business activities and experiences each of directors have come to understand that in today’s business environment, development of useful products and identification of undervalued real estate, along with other related efforts, are the keys to building our company. The directors will seek out individuals with relevant experience to operate and build our current and proposed business activities.

Director Compensation

Our directors do not receive any compensation as directors and there is no other compensation being considered at this time.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Since none of our securities have been registered pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934, our officers and directors and persons who own more than 10% of our common stock are not required to file Section 16(a) beneficial ownership reports.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during fiscal 2013; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2013 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2013. Compensation information is shown for the fiscal years ended June 31, 2013 and 2012:

SUMMARY COMPENSATION TABLE
 The amounts are accurate at zero across the board.

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards	All Other Compensation ($)	Total ($)
Kent Campbell, Chief Executive Officer(1)	2013	0	0	0	0
George I. Norman(2)	2013	0	0	0	0
	2012	0	0	0	0

(1) Mr. Campbell was appointed as our Chief Executive Officer on September 24, 2013.
(2) Mr. Norman resigned his position as our Chief Executive Officer on September 24, 2013.

Employment Agreements with Executive Officers

We have no employment agreements with any of our executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth above, as of December 31, 2013:

With respect to each option award -

●	the number of shares of our common stock issuable upon exercise of outstanding options that have been earned, separately identified by those exercisable and unexercisable;

●	the number of shares of our common stock issuable upon exercise of outstanding options that have not been earned;

●	the exercise price of such option; and

●	the expiration date of such option; and

●	with respect to each stock award -

●	the number of shares of our common stock that have been earned but have not vested;

●	the market value of the shares of our common stock that have been earned but have not vested;

●	the total number of shares of our common stock awarded under any equity incentive plan that have not vested and have not been earned; and

●	the aggregate market or pay-out value of our common stock awarded under any equity incentive plan that have not vested and have not been earned.

Option Awards and Warrant Awards

	Number of	Number of	Equity Incentive
	Securities	Securities	Plan Awards:
	Underlying	Underlying	Number of	Weighted
	Unexercised	Unexercised	Securities Underlying	Average
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned Options	Price	Date
Kent Campbell	0	0	0	$-	-
George I. Norman	0	0	0	$-	-

Stock Awards

				Equity Incentive
				Plan Awards:
			Number	Market or
	Number of	Market Value	of Unearned	Pay-Out Value of
	Shares That	of Shares That	Shares That	Unearned Shares
Name	Have Not Vested	Have Not Vested	Have Not Vested	Have Not Vested
Kent Campbell	0	$-	0	$-
George I. Norman	0	$-	0	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of March 31, 2014 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group.

Unless otherwise indicated, the business address of each person listed is in care of Great Plains Holdings, Inc., 4060 NE 95th Road, Wildwood, Florida 34785. The information provided herein is based upon a list of our shareholders and our records with respect to the ownership of common stock. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Kent Campbell	6,400,000	79.7%
Denis Espinoza	322,250	4.0%
George I. Norman(2)	75,000	*
Sarah Campbell	100,000	1.2
All Officers and Directors as a Group (four persons)	6,833,775	85.1%

* less than 1%.

(1)	Based on 8,030,625 shares outstanding.
(2)
The number of shares owned by Mr. Norman, a director of our company, includes 75,000 of common stock held of record by Alewine Limited Liability Company (“Alewine”). Mr. Norman has voting and dispositive control over securities held by Alewine. Alewine’s address is 1390 South 1100 East Ste. 204, Salt Lake City, UT 84105.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

We have specified the following person and entity as related parties with ending balances as of December 31, 2013 or that occurred in fiscal 2013:

During fiscal 2013, George Norman, the Company’s former Chief Executive Officer and a Director advanced the sum of $16,845 to us as a working capital loan, and paid $8,024 in expenses on our behalf.

Pursuant to the terms of a Share Purchase Agreement dated September 25, 2013 (the “Share Purchase Agreement”), Alewine sold 1,788,475 of its 1,863,475 shares of our common stock in a private transaction to Mr. Campbell (1,466,225 shares) and Denis Espinoza (322,250 shares) .

On September 26, 2013 all amounts due by us to Mr. Norman and Alewine in the amount of $77,625 consisting of $73,988 principal and $3,637 in accrued interest, were repaid by us, as provided for in the Share Purchase Agreement.

By agreement dated October 23, 2013, the Company purchased all of the outstanding membership units of Ashland Holdings, LLC, a Florida limited liability company ("Ashland") from Mr. Campbell for a purchase price of $20,000.  At the time of purchase Ashland's sole asset consisted of $19,000 in cash.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Sadler Gibb & Associates, LLC for the fiscal years ended December 31, 2013 and 2012.

	2013	2012

Audit Fees	$17,500	$6,970
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$17,500	$6,970

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F - 1 and included on pages F - 2 through F – 11.

	2.
Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit No.	Description

3.1(a)	Articles of Incorporation, filed June 13, 2012 (Incorporated by reference to Form 10-SB filed on March 30, 2006).

3.1(b)	Amended and Restated Articles of Incorporation, filed November 6, 2013 ((Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 4, 2013).

3.2	Bylaws (Incorporated by reference to Form 10-SB filed on March 30, 2006).

10.1
Agreement for the Purchase and Sale of Real Estate between Ashland Holdings, LLC and TD Bank dated October 29, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 1, 2013).

21.1*	Subsidiaries.

31.1*	Section 302 Certificate of Chief Executive Officer.

31.2*	Section 302 Certificate of Principal Financial and Accounting Officer.

32.1*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

 * Filed herewith.
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this Annual Report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Plains Holdings, Inc.

Date: April 4, 2014	By:	/s/ Kent Campbell
Kent Campbell, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kent Campbell	Chief Executive Officer and Director (principal executive officer)	April 4, 2014
Kent Campbell

/s/ Sarah Campbell
Sarah Campbell	Chief Accounting Officer (principal financial and accounting officer)	April 4, 2014

/s/ Denis Espinoza
Denis Espinoza	Director	April 4, 2014

/s/ George I. Norman
George I. Norman	Director	April 4, 2014

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3

Consolidated Statement of Operations for the years ended December 31, 2013 and 2012 and the period April 22, 1997 (predecessor date of inception) to December 31, 2013	F-4

Consolidated Statement of Stockholders’ Equity for period ended December 30, 1999 (date of inception) to December 31, 2013	F-5

Consolidated Statement of Cash Flows for the years ended December 31, 2013 and 2012 and the period April 22, 1997 (predecessor date of inception) to December 31, 2013	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders
Great Plains Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Great Plains Holdings, Inc. (formerly known as LILM, Inc.) (“the Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the cumulative period from April 22, 1997 (predecessor date of inception) to December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Plains Holdings, Inc. as of December 31, 2013 and 2012, and the results of its operations and cash flows for the years then ended and for the cumulative period from April 22, 1997 (predecessor date of inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
April 3, 2014

GREAT PLAINS HOLDINGS, INC
(formerly known as LILM, Inc.)
Consolidated Balance Sheets
As of December 31, 2013 and 2012

	December 31,	December 31,
	2013	2012
Assets
Current Assets
Cash and Cash Equivalents	$1,479,152	$447
Accounts Receivable	285	-
Inventory	15,712	1,168
Prepaid Expenses	2,875	-

Total Current Assets	1,498,024	1,615

Property and Equipment
Property and Equipment	58,057	1,700
Less: Accumulated Depreciation	(3,645)	(680)
Land	5,651	-

Net Property and Equipment	60,063	1,020

Total Assets	$1,558,087	$2,635

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable	$7,504	$33,355
Note Payable - Related Party	-	52,756

Total Current Liabilities	7,504	86,111

Long-Term Liabilities

Total Long-Term Liabilities	-	-

Total Liabilities	-	-

Stockholders' Equity
Preferred stock, 20,000,000 shares authorized, $.001 par value, 0 shares issued and outstanding	-	-
Common stock, 300,000,000 shares authorized, $.001 par value, 7,993,125 and 2,633,750 shares issued and outstanding, respectively	7,993	2,634
Additional Paid in Capital	1,856,489	147,561
Accumulated deficit	(313,899)	(233,671)

Total Stockholders' Equity (deficit)	1,550,583	(83,476)

Total Liabilities and Stockholders' Equity	$1,558,087	$2,635

The accompanying notes are an integral part of these consolidated financial statements.

GREAT PLAINS HOLDINGS, INC
(formerly known as LILM, Inc.)
Consolidated Statement of Operations
For the Years Ended December 31, 2013 and 2012 and the Period
April 22, 1997 (predecessor date of inception) to December 31, 2013

			Apr. 22, 1997
	December 31,	December 31,	to Dec. 31,
	2013	2012	2013
Sales
Sales Revenue	$13,783	$19,177	$82,551

Total Sales	13,783	19,177	82,551

Cost of Goods Sold
Cost of Sales	1,628	1,870	6,024

Total Cost of Goods Sold	1,628	1,870	6,024

Gross Profit	12,155	17,307	76,527

Operating Expenses
Royalty Expense	365	198	1,051
Depreciation and Amortization	869	340	30,199
General and Administrative Expenses	89,414	35,130	355,539

Total Operating Expenses	90,648	35,668	386,789

Operating Loss	(78,493)	(18,361)	(310,262)

Other Income (Expenses)
Interest Expense	(1,735)	(1,902)	(3,637)

Total Other Income (Expenses)	(1,735)	(1,902)	(3,637)

Net Loss Before Taxes	(80,228)	(20,263)	(313,899)

Net Loss	$(80,228)	$(20,263)	$(313,899)

Loss per share of common stock
(basic and diluted)	$(0.02)	$(0.01)

Weighted average shares outstanding	4,038,519	2,633,750

The accompanying notes are an integral part of these consolidated financial statements.

GREAT PLAINS HOLDINGS, INC
(formerly known as LILM, Inc.)
Consolidated Statement of Stockholders' Equity
For the period Ended December 30, 1999
(date of inception) to December 31, 2013

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 30,1999 (predecessor)	-	-	51,977	(51,977)	-

Issuance of common shares for cash and a patent at $0.0129 (12/30/99)	1,000,000	1,000	11,963	-	12,963

Net loss for the year ended 12/31/00	-	-	-	(8,867)	(8,867)

Issuance of common shares for cash at at $0.025 (6/27/01)	800,000	800	19,200	-	20,000

Issuance of common shares for cash at at $0.025 (8/31/01)	20,000	20	480	-	500

Stock offering costs	-	-	(375)	-	(375)

Capital contribution -related party	-	-	100	-	100

Net loss for the year ended 12/31/01	-	-	-	(13,537)	(13,537)

Stock offering costs	-	-	(2,500)	-	(2,500)

Net loss for the year ended 12/31/02	-	-	-	(13,858)	(13,858)

Issuance of common shares for cash at at $0.08 (2/20/03)	763,750	764	60,336	-	61,100

Stock offering costs	-	-	(6,070)	-	(6,070)

Net loss for the year ended 12/31/03	-	-	-	(18,081)	(18,081)

Net loss for the year ended 12/31/04	-	-	-	(1,731)	(1,731)

Net loss for the year ended 12/31/05	-	-	-	(12,692)	(12,692)

Net loss for the year ended 12/31/06	-	-	-	(15,821)	(15,821)

Net loss for the year ended 12/31/07	-	-	-	(19,881)	(19,881)

Net loss for the year ended 12/31/08	-	-	-	(14,674)	(14,674)

Issuance of common shares for cash at at $0.025 (11/3/09)	20,000	20	4,980	-	5,000

Net loss for the year ended 12/31/09	-	-	-	(16,971)	(16,971)

Issuance of common shares for cash at at $0.025 (4/6/10)	20,000	20	4,980	-	5,000

Issuance of common shares for cash at at $0.025 (6/29/10)	10,000	10	2,490	-	2,500

Net loss for the year ended 12/31/10	-	-	-	(13,493)	(13,493)

Net loss for the year ended 12/31/11	-	-	-	(11,825)	(11,825)

Net loss for the year ended 12/31/12	-	-	-	(20,263)	(20,263)

Balance December 31, 2012	2,633,750	2,634	147,561	(233,671)	(83,476)

Issuance of common shares for cash at at $0.32 (9/30/13)	5,000,000	5,000	1,595,000	-	1,600,000

Issuance of common shares for cash at at $0.32 (10/15/13)	250,000	250	79,750	-	80,000

Issuance of common shares for cash at at $0.32 (12/13/13)	78,125	78	24,922	-	25,000

Issuance of common shares for cash at at $0.32 (12/20/13)	31,250	31	9,969	-	10,000

Acquisition of entity under common control	-	-	(713)	-	(713)

Net loss for the year ended 12/31/13	-	-	-	(80,228)	(80,228)

Balance December 31, 2013	7,993,125	$7,993	$1,856,489	$(313,899)	$1,550,583

The accompanying notes are an integral part of these consolidated financial statements.

GREAT PLAINS HOLDINGS, INC
(formerly known as LILM, Inc.)
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2013 and 2012 and the Period
April 22, 1997 (predecessor date of inception) to December 31, 2013

			Apr. 22, 1997
	December 31,	December 31,	to Dec. 31,
	2013	2012	2013
Cash Flows from Operating Activities
Net Income (Loss)	$(80,228)	$(20,263)	$(313,899)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	869	340	30,199
Contributions to capital - expenses paid by shareholders	8,024	5,290	26,948
Issuance of common stock for expenses	-	-	8,700
Change in Operating Assets and Liabilities:
Accounts Receivable	(285)	-	(285)
Inventory	(14,544)	1,286	(15,712)
Prepaid Assets	(2,875)	-	(2,875)
Accounts Payable	(25,851)	12,481	4,283

Net Cash Used In Operating Activities:	(114,890)	(866)	(262,641)

Cash Flows from Investing Activities
Purchase of property and equipment	(59,912)	-	(63,708)
Purchase of patent	-	-	(28,650)

Net Cash Used In Investing Activities:	(59,912)	-	(92,358)

Cash Flows from Financing Activities
Proceeds from Notes Payable - Related Parties	16,845	2,100	62,063
Payments to Related Parties	(77,625)	(787)	(88,911)
Proceeds from the Issuance of Stock	1,714,287	-	1,860,999

Net Cash Provided By Financing Activities:	1,653,507	1,313	1,834,151

Net Change in Cash & Cash Equivalents	1,478,705	447	1,479,152

Beginning Cash & Cash Equivalents	447	-	-

Ending Cash & Cash Equivalents	$1,479,152	$447	$1,479,152

Noncash Investing and Financing Activities

Issuance of 922,900 common shares for a patent - 2000			$11,963

The accompanying notes are an integral part of these consolidated financial statements.

Great Plains Holdings, Inc.
(formerly known as LILM, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

Note 1 - Organization.

Great Plains Holdings, Inc. (the “Company”) was incorporated under the laws of the state of Nevada on December 30, 1999 under the name LILM, Inc. The Company changed its name on December 3, 2013 as part of its plans to diversify its business through the acquisition and operation of commercial real estate, including but not limited to self-storage facilities, apartment buildings, 55+ senior manufactured homes communities, and other income producing properties.  Historically, the Company has principally engaged in manufacture and marketing of the LiL Marc urinal used in the training of young boys.

Included in the following financial statements are the combined statements of operations of the Company and its subsidiaries for the period April 22, 1997 to December 31, 2013.

The accompanying  balance sheet of the Company and its subsidiaries as of December 31, 2013 and 2012 and related  statements of operations for the years ended December 31, 2013 and 2012, and the period April 22, 1997 ( date of inception of predecessor) to December 31, 2013, and related  statements of cash flows for the  year ended December 31, 2013 and 2012, and the period April 22, 1997 (date of inception of predecessor) to December 31, 2013, have been prepared in accordance with the requirements for conformity with accounting principles generally accepted in the United States of America.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

We use estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Fair Value of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts. The carrying value of the company’s financial assets and liabilities approximate the fair value because of the short maturity of those instruments.

Accounting Method
The Company recognizes income and expenses based on the accrual method of accounting.

Accounts Receivable
Accounts receivable are recorded when invoices are issued and the amount management expects to collect is reported on the balance sheet.  Accounts receivable are written off when they are determined to be uncollectible.  The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic condition in the industry, and the financial stability of its customers.

Advertising
The Company expenses all advertising costs as they are incurred.

Amortization
Amortization is provided based on the straight line method over the estimated useful life.

Cash and Cash Equivalents
Cash and cash equivalents are defined as demand deposits, money market accounts and overnight investments at banks.  Cash is maintained in banks insured by the FDIC for an aggregate of up to $250,000.  The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Comprehensive Income
Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), required that total comprehensive income be reported on the financial statements.  The Company has no additional components of Comprehensive Income required for disclosure which are not properly reflected on the Income Statement and Statement of Retained Earnings.

Great Plains Holdings, Inc.
(formerly known as LILM, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

Concentrations of Risk
Financial Instruments which potentially subject the Company to concentrations of risk consist primarily of cash and cash equivalents.  The Company places its cash and cash equivalents with major financial institutions.  At December 31, 2013, the Company has $1,229,152 in excess of federally insured limits.

Depreciation
Depreciation is provided based on the straight line method.  The annual depreciation rates are based on useful lives ranging from five to forty years.

Dividend Policy
The Company has not yet adopted a policy regarding dividends.

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

Inventories
Inventories are stated at the lower of cost or market.  Cost is determined on a first-in, first-out (FIFO) basis and market is determined on the basis of replacement cost or net realizable value.

Principles of Consolidation
The accompanying consolidated financials include the accounts of the Company and its subsidiaries from its inception.  All significant intercompany accounts and balances have been eliminated in consolidation.

Revenue Recognition
Revenue is recognized upon the completion of the sales and shipment of the product.  The product is sold via the internet and is delivered to customers or to wholesale resellers using a ground courier service.

Sales Taxes
The State of Florida imposes a sales tax ranging from 6.0% to 7.5% on all of the Company’s sales delivered within the State.  The Company collects that sales tax from customers and remits the entire amount to the State.  The Company’s accounting policy is to exclude the tax collected and remitted to the State from revenue and cost of sales.

Shipping and Handling Costs
The Company classifies freight billed to customers as sales revenue and related freight costs as cost of sales.

Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. As of December 31, 2013 and 2012, there were no common stock equivalents outstanding.

Recent Accounting Pronouncements
The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

Note 3 - Property and Equipment

On December 26, 2013, the Company acquired two adjacent parcels of land located in Wildwood, Florida totaling approximately 0.90 acres.  The property includes a 1,400 square foot corporate office building and an additional parcel of land that includes a mobile home. The real estate and improvements located on it were acquired from TD Bank, N.A., an unrelated party, for a purchase price of $47,500 plus customary closing cost.  The Company paid the purchase price in cash at closing.

Great Plains Holdings, Inc.
(formerly known as LILM, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

Machinery and equipment includes costs for an injection mold we acquired on August 2, 2010 to produce the base and stand for the LiL Marc training urinal.  The Company has determined the mold went into service on January 1, 2011 and is being depreciated, using the straight-line method, over a 5 year period.

Property and equipment are stated at cost and consist of the following categories as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Land	$5,651	$-
Machinery and Equipment	14,380	1,700
Buildings and Improvements	43,677	-
Total Property and Equipment	63,708	1,700
Less: Accumulated Depreciation and Amortization	(3,645)	(680)

Net Property and Equipment	$60,063	$1,020

Note 4 – Acquisition

By agreement dated October 23, 2013, the Company purchased all of the outstanding membership units of Ashland Holdings, LLC ("Ashland") from Kent Campbell, the Company’s Chief Executive Officer and its controlling shareholder, for a purchase price of $20,000.  At the time of purchase, Ashland's sole asset consisted of $19,000 in cash and it had no operations. The Company’s acquisition of Ashland was accounted for using the acquisition method whereby the Company was the acquirer for financial reporting purposes and Ashland was the acquired company. The carryover basis for Ashland’s assets was used as both companies were controlled by Mr. Campbell.  As a result of this acquisition, the Company’s consolidated financial statements after completion of the acquisition include the assets and liabilities of both the Company and Ashland and Ashland’s operations from the April 1, 2013 date of inception through December 31, 2013.

Note 5 - Stockholders’ Equity

The company has authorized 300,000,000 common shares, par value $0.001 per share, and 20,000,000 preferred shares, par value $.001 per share. As of December 31, 2013, there were 7,993,125 and 0 shares of common stock and preferred stock, respectively, issued and outstanding. There are no designations for the preferred stock. The Company’s board of directors is permitted, in its discretion, to designate one or more series of the preferred stock with the rights, privileges and preferences of each series to be fixed by the board of directors from time to time in the future, without shareholder approval. During 2013, the Company issued 5,359,375 shares of its unregistered Common Stock to 5 shareholders, including officers and directors of the Company, at a price of $0.32 per share for an aggregate of $1,715,000 in proceeds to the Company.

Note 6 - Income Taxes

On December 31, 2013, the Company had a net operating loss available for carryforward of $261,922. The income tax benefit of approximately $89,026 from the carryforward has been fully offset by a valuation allowance as we have determined the ability to use the future tax benefit is doubtful.  The net operating loss will expire starting in 2020.

Year Ended	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
2000	8,867	2020	3,015	(3,015)	-
2001	13,537	2021	4,603	(4,603)	-
2002	13,858	2022	4,712	(4,712)	-
2003	18,081	2023	6,148	(6,148)	-
2004	1,731	2024	589	(589)	-
2005	12,692	2025	4,315	(4,315)	-
2006	15,821	2026	5,379	(5,379)	-
2007	19,881	2027	6,760	(6,760)	-
2008	14,674	2028	4,989	(4,989)	-
2009	16,971	2029	5,770	(5,770)	-
2010	13,493	2030	4,558	(4,558)	-
2011	11,825	2031	4,021	(4,021)	-
2012	20,263	2032	6,889	(6,889)	-
2013	80,228	2033	27,278	(27,278)	-
	$261,922		$89,026	$(89,026)	$-

Great Plains Holdings, Inc.
(formerly known as LILM, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

The total valuation allowance as of December 31, 2013 was $89,026, which increased by $27,278 for the year ended December 31, 2013.

As of December 31, 2013 and 2012, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2013, and 2012 and no interest or penalties have been accrued as of December 31, 2013 and 2012. As of December 31, 2013 and 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2011 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

Note 7 - Significant Transactions with Related Parties

During fiscal 2013, George Norman, the Company’s former Chief Executive Officer and a Director advanced the sum of $16,845 to the Company as a working capital loan, and paid $8,024 in expenses on behalf of the Company.

Pursuant to the terms of a Share Purchase Agreement dated September 25, 2013 (the “Share Purchase Agreement”), Alewine sold 1,788,475 of its 1,863,475 shares of the Company’s common stock in a private transaction to Kent Campbell (1,466,225 shares) and Denis Espinoza (322,250 shares) .

On September 26, 2013 all amounts due by the Company to Mr. Norman and Alewine in the amount of $77,625 consisting of $73,988 principal and $3,637 in accrued interest, were repaid by the Company, as provided for in the Share Purchase Agreement.

On September 26, 2013, the Company sold 5,000,000 of its unregistered common stock to Kent Campbell, its Chief Executive Officer and a Director for a purchase price of $0.32 per share for a total of $1,600,000.

On October 15, 2013, the Company sold to: (i) Sarah Campbell, its Chief Administrative Officer, 100,000 shares of its unregistered common stock for a purchase price of $0.32 per share for a total of $32,000, and (ii) Thomas G. Campbell (Kent Campbell’s father), 150,000 shares of its restricted common stock for a purchase price of $0.32 per share for a total purchase price of $48,000.

By agreement dated October 23, 2013, the Company purchased all of the outstanding membership units of Ashland Holdings, LLC, a Florida limited liability company ("Ashland") from Mr. Campbell for a purchase price of $20,000.  At the time of purchase Ashland's sole asset consisted of $19,000 in cash.

Note 8 - Commitments and Contingencies

On October 16, 2013 the Company entered into a lease with an unaffiliated third party for a warehouse for a term of one year. The lease may be terminated by the Company with 30 days’ notice within the first 6 months of the lease term.  The warehouse occupies approximately 1,250 square feet of space with a monthly rent of $960 for the first six months and $1,065 per month thereafter.  The Company has terminated this lease effective April 15, 2014 and will move its product assembly, shipping operations and executive offices to its recently acquired Wildwood, Florida property.

Note 9 – Subsequent Events

Subsequent to December 31, 2013 the Company issued 37,500 shares of its unregistered common stock to two shareholders for a purchase price of $0.32 per share for a total of $12,000.