Form 10-Q
period 2014-03-31
Great Plains Holdings, Inc.
filed 2014-05-20
CIK 1357671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]      No  [X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of April 28, 2014
Common Stock, $0.001 par value	8,030,625

PART  I   —   FINANCIAL INFORMATION

Item 1.   Financial Statements

GREAT PLAINS HOLDINGS, INC.
(Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(UNAUDITED)
Assets
Current Assets
Cash and Cash Equivalents	$1,306,519	$1,479,152
Accounts Receivable	990	285
Inventory	14,293	15,712
Prepaid Expenses	-	2,875

Total Current Assets	1,321,802	1,498,024

Property and Equipment
Property and Equipment	141,716	58,057
Less Accumulated Depreciation	(5,361)	(3,645)
Land	5,651	5,651
Construction in Progress	33,570	-

Net Property and Equipment	175,576	60,063

Total Assets	$1,497,378	$1,558,087

Current Liabilities
Accounts Payable	$10,051	$7,504

Total Current Liabilities	10,051	7,504

Total Liabilities	10,051	7,504

Stockholders' Equity
Preferred stock, $.001 par value, 20,000,000 shares authorized with 1.000,000 shares designated as Series A Preferred stock, $.001 par value, 10,000 and 0 shares issued and outstanding at March 31, 2014 and December 31, 2013	10	-
Common stock, 300,000,000 shares authorized, $.001 par value, 8,030,625 and 7,993,125 shares issued and outstanding at March31, 2014 and December 31, 2013, respectively	8,031	7,993
Additional Paid in Capital	1,869,441	1,856,489
Accumulated Deficit	(390,155)	(313,899)

Total Stockholders' Equity	1,497,327	1,550,583

Total Liabilities and Stockholders' Equity	$1,497,378	$1,558,087

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS HOLDINGS, INC.
(Development Stage Company)
Condensed Consolidated Statement of Operations
(UNAUDITED)

			Apr. 22, 1997
	Three Months Ended		(predecessor date
	March 31,	March 31,	of inception) to
	2014	2013	31-Mar-14
Sales
Sales Revenue	$6,385	$7,390	$88,936

Total Sales	6,385	7,390	88,936

Cost of Goods Sold
Cost of Sales	2,179	604	8,203

Total Cost of Goods Sold	2,179	604	8,203

Gross Profit	4,206	6,786	80,733

Operating Expenses
Royalty Expense	47	65	1,098
Depreciation and Amortization	1,716	85	31,915
General and Administrative Expenses	78,699	16,323	434,238

Total Operating Expenses	80,462	16,473	467,251

Operating Loss	(76,256)	(9,687)	(386,518)

Other Income (Expenses)
Interest Expense	-	(523)	(3,637)

Total Other Income (Expenses)	-	(523)	(3,637)

Net Loss Before Taxes	(76,256)	(10,210)	(390,155)

Net Loss	$(76,256)	$(10,210)	$(390,155)

Loss per share of common stock
(basic and diluted)	$(0.01)	$(0.00)

Weighted average shares outstanding	8,030,625	2,633,750

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS HOLDINGS, INC.
(Development Stage Company)
Condensed Consolidated Statement of Cash Flows
(UNAUDITED)
			Apr. 22, 1997
	Three Months Ended		(predecessor date
	March 31,	March 31,	of inception) to
	2014	2013	31-Mar-14
Cash Flows from Operating Activities
Net Income (Loss)	$(76,256)	$(10,210)	$(390,155)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	1,716	85	31,915
Contributions to capital - expenses paid by shareholders	-	2,095	26,948
Issuance of common stock for expenses	-	-	8,700
Change in Operating Assets and Liabilities:
Accounts Receivable	(704)	-	(989)
Inventory	1,418	604	(14,294)
Prepaid Assets	2,875	-	-
Accounts Payable	2,547	2,687	6,830

Net Cash Used In Operating Activities:	(68,404)	(4,739)	(331,045)

Cash Flows from Investing Activities
Purchases of Property and Equipment	(117,229)	-	(180,937)
Patent	-	-	(28,650)

Net Cash Used In Investing Activities:	(117,229)	-	(209,587)

Cash Flows from Financing Activities
Notes Payable - Related Party	-	5,670	62,063
Payment to Related Party	-	(960)	(88,911)
Proceeds from the issuance of preferred stock	1,000		1,000
Proceeds from the issuance of common stock	12,000	-	1,872,999

Net Cash Provided By Financing Activities:	13,000	4,710	1,847,151

Net Change in Cash & Cash Equivalents	(172,633)	(29)	1,306,519

Beginning Cash & Cash Equivalents	1,479,152	447	-

Ending Cash & Cash Equivalents	$1,306,519	$418	$1,306,519

Noncash Investing and Financing Activities

Issuance of 922,900 common shares for a patent - 2000			$11,963

The accompanying notes are an integral part of these condensed consolidated financial statements

GREAT PLAINS HOLDINGS, INC.
(Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2014

Note 1. - Organization and Basis of Presentation

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

Included in the following financial statements are the combined statements of operations of the Company and its subsidiaries for the period April 22, 1997 to March 31, 2014.

The accompanying unaudited balance sheets of the Company as of March 31, 2014 (with comparative figures as at December 31, 2013) and the statement of operations for the three months ended March 31, 2014 and 2013 and for the period from April 22, 1997 (predecessor date of inception) to March 31, 2014 and the statement of cash flows for the three months ended March 31, 2014 and 2013 and for the period from April 22, 1997 (predecessor date of inception) to March 31, 2014 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the "SEC").

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates
We use estimates and assumptions in preparing financial statements.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Fair Value of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts. The carrying value of the company’s financial assets and liabilities approximate the fair value of the short maturity of those instruments.

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

Amortization
Amortization is provided based on the straight line method over estimated useful life.

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

Concentrations of Risk
Financial Instruments which potentially subject the Company to concentrations of risk consist primarily of cash and cash equivalents.  The Company places its cash and cash equivalents with major financial institutions.  At March 31, 2014, the Company has $835,102 in excess of federally insured limits.

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

Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. As of March 31, 2014 and 2013, there were no common stock equivalents outstanding.

Recent Accounting Pronouncements
The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

Note 3 - Property and Equipment

On December 26, 2013, the Company acquired two adjacent parcels of land located in Wildwood, Florida totaling approximately .90 acres.  The property includes a 1,400 square foot corporate office building and an additional parcel of land that includes a mobile home. The real estate and improvements located on it were acquired from TD Bank, N.A., an unrelated party, for a purchase price of $47,500 plus customary closing cost.  The Company paid the purchase price in cash at closing.

Property and equipment are stated at cost and consist of the following categories as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Land	5,651	5,651
Construction in Progress	33,570
Machinery & Equipment	14,380	14,380
Buildings & Improvements	127,336	43,677
Total Property & Equipment	180,937	63,708
Less: Accumulated Depreciation & Amortization	(5,361)	(3,645)

Net Property and Equipment	175,576	60,063

Note 4 - Stockholders’ Equity

The company has authorized 320,000,000 shares, of which 300,000,000 are Common Stock, par value $0.001 per share with 8,006,375 shares of Common Stock issued and outstanding and 20,000,000 shares of Preferred Stock, par value $.001 per share, with 1,000,000 shares designated as Series A Preferred Stock, $.001 par value with 10,000 shares of Series A Preferred issued and outstanding at March 31, 2014. During the three months ended March 31, 2014, the Company issued 37,500 shares of its unregistered Common Stock to two shareholders at a price of $0.32 per share for an aggregate of $12,000 in proceeds to the Company.  During the three months ended March 31, 2014, the Company issued 10,000 shares of its unregistered Preferred Stock to two executive officers at a price of $0.10 per share for an aggregate of $1,000 in proceeds to the Company.

The Series A Preferred Stock have the following designations, rights, and preferences:

   ●    the stated value of each share is $0.001,

   ●    earch share shall entitle the holder thereof to 300 votes on all matters submitted to a vote of the stockholders of the Company,

   ●    except as otherwise provided in the Certificate of Designation, the Company's Articles, or by law, the holders of Series A Preferred Stock shall have general voting rights and shall vote together as one class, with all holders of shares of any other capital stock of the Company, on all matters submitted to a vote of stockholders of the Company, and

   ●    the holders of the Series A Preferred Stock shall not have any conversion rights.

Note 5 - Significant Transactions with Related Parties

Pursuant to the terms of a Share Purchase Agreement dated September 25, 2013 (the “Share Purchase Agreement”), Alewine  Limited Liability Company ("Alewine"), an entity owned and controlled by George Norman, III, a director of our company, sold 1,788,475 of its 1,863,475 shares of the Company’s common stock in a private transaction to Mr. Campbell (1,466,225 shares) and Denis Espinoza (322,250 shares) .

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

On October 15, 2013, the Company sold to: (i) Sarah Campbell, its Chief Administrative Officer, 100,000 shares of its unregistered common stock for a purchase price of $0.32 per share for a total of $32,000, and (ii) Thomas G. Campbell, family member, 150,000 shares of its restricted common stock for a purchase price of $0.32 per share for a total purchase price of $48,000.

On March 17, 2014, the Company sold to: (i) Kent Campbell, its Chief Executive Officer, 6,000 shares  of its unregistered preferred stock for a purchase price of $0.10 per share for a total of $600, and (ii) Denis Espinoza, its Chief Operations Officer, 4,000 shares of its unregistered preferred stock for a purchase price of $0.10 per share for a total of $400.

Note 6 - Commitments and Contingencies

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

The results discussed below are for the three months ended March 31, 2014. For comparative purposes, we are comparing the three months ended March 31, 2014 to the three months ended March 31, 2013.

During the three months ended March 31, 2014, total sales were $6,385 compared with $7,390 for the three months ended March 31, 2013, a decrease of $1,005.  This decrease is primarily a result of lower sales volume of our LiL Marc as we sought to implement new marketing strategies.

 Our cost of goods sold for the three months ended March 31, 2014 increased by $1,575 compared to the same period in 2013 primarily as a result of sales of inventory with a higher cost associated with our new warehouse facility.  We are unable to predict our gross profit in 2014 as we develop sales forecasts and assess the results of recently implemented marketing strategies.  Costs of goods are also subject to change based on U.S. based shipping costs from California to our warehouse in Florida.

Total operating expenses for the three months ended March 31, 2014 were $80,462, an increase of $63,989 compared to the same period in 2013. This increase was primarily a result of an increase in professional and consulting fees related to our SEC compliance and fees incurred to conduct due diligence on investment opportunities and other general operating expenses. We expect further increases in our operating expenses as we ramp up our sales efforts for the LiL Marc urinal and begin our commercial real estate diversification strategy discussed above.

The net loss for the three months ended March 31, 2014 was $76,256, an increase of $66,046 compared to the same period in 2013. This increase was primarily a result of an increase in operating expenses and a reduction in revenue as discussed above.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. At March 31, 2014, we had $1,321,802 in current assets consisting of $1,306,519 in cash, $990 in accounts receivable and $14,293 in inventory. At December 31, 2013, we had $1,498,024 of current assets consisting of $1,479,152 in cash, $285 in accounts receivables, $15,712 in inventory and $2,875 in prepaid expenses. Total liabilities at March 31, 2014 and December 31, 2013 were $51 and $7,504, respectively.

Net cash used in operating activities was $68,404 during the three months ended March 31, 2014 compared to $4,739 in the same period in 2013. The increase in cash used in operating activities is primarily attributable to an increase in net loss, accounts payable and receivable, partially offset by an increase in depreciation, prepaid assets and inventory.

Net cash used in investing activities increased $117,229 as a result of investments in property plant and equipment.

Net cash provided by financing activities during the three months ended March 31, 2014 was $13,000 compared to $4,710 in the same period in 2013. The increase was primarily a result of $13,000 in proceeds from the issuance of our securities to related parties.

Although we have not yet recognized positive operating cash flow from sales of the "Lil Marc" urinal, we believe that that the addition of new management and recent cash infusion will enable us to focus on a prudent expansionary strategy while increasing sales of "Lil Marc" urinals. As these strategies are implemented in the near future, we expect to achieve positive cash flow.  We believe that our cash is adequate for at least the next 12 months.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Related Party Transactions

We have specified the following person and entity as related parties with ending balances as of March 31, 2014:

During fiscal 2013, George Norman, the Company’s former Chief Executive Officer and a Director advanced the sum of $16,845 to the Company as a working capital loan, and paid $8,024 in expenses on behalf of the Company.

Pursuant to the terms of a Share Purchase Agreement dated September 25, 2013 (the “Share Purchase Agreement”), Alewine sold 1,788,475 of its 1,863,475 shares of the Company’s common stock in a private transaction to Mr. Campbell (1,466,225 shares) and Denis Espinoza (322,250 shares).

Off-balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward-Looking and Cautionary Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under the “Risk Factors” section of our Annual Report on Form 10-K as filed with the SEC on April 4, 2014:

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective for the reasons discussed below.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of March 31, 2014:

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

Changes in Internal Control.

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, the Company issued 37,500 shares of its unregistered Common Stock to two shareholders at a price of $0.32 per share for an aggregate of $12,000 in proceeds to the Company.  The shares of Common Stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, ("Securities Act"), and/or Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act.

Item 3.                       Defaults Upon Senior Securities

None.

Item 4.                       Mine Safety Disclosures

This Item is not applicable.

Item 5.                       Other Information

This Item is not applicable.

Item 6.    Exhibits

Exhibit Number	Description

3.3	Certificate of Designation, Preferences, and Rights of Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on April 8, 2014).

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

Great Plains Holding, Inc.

Date: May 20, 2014	By: /s/ Kent Campbell
Kent Campbell
Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2014	By: /s/ Sarah Campbell
Sarah Campbell
Chief Accounting Officer
(Principal Financial and Accounting Officer)