Form 10-Q
period 2014-06-30
Great Plains Holdings, Inc.
filed 2014-08-11
CIK 1357671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]      No  [X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 8, 2014
Common Stock, $0.001 par value	8,040,625

PART  I   —   FINANCIAL INFORMATION

Item 1.   Financial Statements

GREAT PLAINS HOLDINGS INC
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(UNAUDITED)
Assets
Current Assets
Cash and Cash Equivalents	$1,209,631	$1,479,152
Accounts Receivable	205	285
Inventory	13,702	15,712
Prepaid Expenses	-	2,875

Total Current Assets	1,223,538	1,498,024

Property and Equipment
Property and Equipment	192,749	58,057
Less: Accumulated Depreciation	(7,635)	(3,645)
Land	5,651	5,651

Net Property and Equipment	190,765	60,063

Other Assets
Cost Method Investments	30,000	-

Total Other Assets	30,000	-

Total Assets	$1,444,303	$1,558,087

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable	$89	$7,504

Total Current Liabilities	89	7,504

Long-Term Liabilities
Refundable Deposits	500	-

Total Long-Term Liabilities	500	-

Total Liabilities	589	7,504

Stockholders' Equity

Preferred stock, 20,000,000 shares authorized, $.001 par value, 10,000 and 0 shares issued and outstanding, respectively	10	-
Common stock, 300,000,000 shares authorized, $.001 par value, 8,040,625 and 7,993,125 shares issued and outstanding, respectively	8,041	7,993
Additional Paid in Capital	1,879,431	1,856,489
Accumulated Deficit	(443,768)	(313,899)

Total Stockholders' Equity	1,443,714	1,550,583

Total Liabilities and Stockholders' Equity	$1,444,303	$1,558,087

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS HOLDINGS INC
Condensed Consolidated Statements of Operations
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Sales
Sales Revenue	$4,496	$5,321	$10,881	$12,711

Total Sales	4,496	5,321	10,881	12,711

Cost of Goods Sold
Cost of Sales	1,122	410	3,302	1,014

Total Cost of Goods Sold	1,122	410	3,302	1,014

Gross Profit	3,374	4,911	7,579	11,697

Operating Expenses
Royalties	26	44	73	109
Depreciation and Amortization	2,273	85	3,989	170
General and Administrative	54,688	9,597	133,386	25,920

Total Operating Expenses	56,987	9,726	137,448	26,199

Operating Loss	(53,613)	(4,815)	(129,869)	(14,502)

Other Income (Expenses)
Interest Expense	-	(620)	-	(1,143)

Total Other Income (Expenses)	-	(620)	-	(1,143)

Net Loss Before Taxes	(53,613)	(5,435)	(129,869)	(15,645)

Net Loss	$(53,613)	$(5,435)	$(129,869)	$(15,645)

Loss per share of common stock
(basic and diluted)	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding
(basic and diluted)	8,030,625	2,633,750	8,030,625	2,633,750

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS HOLDINGS INC
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	Six Months Ended
	June 30,	June 30,
	2014	2013
Cash Flows from Operating Activities
Net Income (Loss)	$(129,869)	$(15,645)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	3,989	170
Contributions to capital - expenses paid by shareholders	-	7,867
Issuance of common stock for expenses	-	-
Change in Operating Assets and Liabilities:
Accounts Receivable	80	-
Inventory	2,010	1,013
Prepaid Assets	2,875	-
Accounts Payable	(7,415)	1,429
Refundable Deposits	500

Net Cash Used In Operating Activities:	(127,830)	(5,166)

Cash Flows from Investing Activities
Purchases of Property and Equipment	(124,691)	-
Patent	-	-
Investments	(30,000)

Net Cash Used In Investing Activities:	(154,691)	-

Cash Flows from Financing Activities
Notes Payable - Related Party	-	7,225
Payment to Related Party	-	(2,506)
Proceeds from the Issuance of Preferred Stock	1,000	-
Proceeds from the Issuance of Common Stock	12,000	-

Net Cash Provided By Financing Activities:	13,000	4,719

Net Change in Cash & Cash Equivalents	(269,521)	(447)

Beginning Cash & Cash Equivalents	1,479,152	447

Ending Cash & Cash Equivalents	$1,209,631	$-

Noncash Investing and Financing Activities

Issuance of 922,900 common shares for a patent	$-	$-
Issuance of 10,000 common shares for property and equipment	$10,000	$-

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2014

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

Included in the following unaudited consolidated financial statements are the combined statements of operations of the Company and its subsidiaries for the period April 22, 1997 to June 30, 2014.

The accompanying  unaudited consolidated financial statements have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

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

GREAT PLAINS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2014

Concentrations of Risk
Financial Instruments which potentially subject the Company to concentrations of risk consist primarily of cash and cash equivalents.  The Company places its cash and cash equivalents with major financial institutions.  At June 30, 2014, the Company has $835,102 in excess of federally insured limits.

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

Long Term Investments
Non-marketable equity investments are carried at cost.  Investments held by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the investment may not be recoverable.  In the event that facts and circumstances indicate that the cost may be impaired, an evaluation of recoverability would be performed.

Principles of Consolidation
The accompanying consolidated financials include the accounts of the Company and its subsidiaries from its inception.  All significant intercompany accounts and balances have been eliminated upon consolidation.

Property & Equipment
Property and equipment are stated at cost.  The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the various classes of property, as follows:

Machinery & Equipment	5 to 7 years
Furniture & Fixtures	5 to 7 years
Land Improvements	20 years
Building	40 years

Expenditures for additions, improvements and betterments that extend the useful lives of existing assets, if material, are generally capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed.

Revenue Recognition
Revenue is recognized upon the completion of the sale and shipment of the product.  The product is sold via the internet and is delivered to customers or to wholesale resellers using a ground courier service.

GREAT PLAINS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2014

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

Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. As of June 30, 2014 and 2013, there were no common stock equivalents outstanding.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915)”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial statements. The provisions of the amendments are effective for the Company's calendar year 2015, however, early adoption is permitted and, accordingly, we have implemented this guidance effective June 30, 2014.

Note 3 - Property and Equipment

On December 26, 2013, the Company acquired two adjacent parcels of land located in Wildwood, Florida totaling approximately 0.90 acres.  The property includes a 1,400 square foot corporate office building and an additional parcel of land that includes a mobile home. The real estate and improvements located on it were acquired from TD Bank, N.A., an unrelated party, for a purchase price of $47,500 plus customary closing costs.  The Company paid the purchase price in cash at closing.

Property and equipment are stated at cost and consist of the following categories as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Land	5,651	5,651
Machinery & Equipment	14,380	14,380
Buildings & Improvements	178,369	43,677
Total Property & Equipment	198,400	63,708
Less: Accumulated Depreciation & Amortization	(7,635)	(3,645)

Net Property and Equipment	190,765	60,063

During the three months ended June 30, 2014, the Company transferred $41,033 from construction in progress to Buildings & Improvements, as the related asset was completed and ready for its intended use on April 8, 2014.

Note 4 – Long Term Investments

On April 10, 2014, the Company purchased for a price of $30,000 a 1.67% interest in Texstar Preferred Partner Joint Venture III, LP (“Texstar”).  Texstar owns an 80% working interest and a 60% net revenue interest in the Engleke Lease, an oil and gas lease covering the Austin Chalk, Eagle Ford and Buda reservoirs located in the Luling-Banyon field area in Guadalupe County, Texas. This lease contains 14 oil and gas wells, 12 producing wells and2 injection wells that are employing re-stimulation and secondary recovery efforts. This investment is accounted for using the cost method of accounting.  Accordingly, the investment is stated at acquisition cost and distributions are recorded as income when received.  It is not practical to estimate the fair value of this investment; however, management believes that the carrying value at June 30, 2014 was not impaired.

GREAT PLAINS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2014

Note 5 - Stockholders’ Equity

The company has authorized 320,000,000 shares, of which 300,000,000 are Common Stock, par value $0.001 per share with 8,040,625 shares of Common Stock issued and outstanding and 20,000,000 shares of Preferred Stock, par value $0.001 per share, with 1,000,000 shares designated as Series A Preferred Stock, $0.001 par with 10,000 shares of Series A Preferred Stock issued and outstanding at June 30, 2014.

The Series A Preferred Stock have the following designations, rights, and preferences:

•	The stated value of each shares is $0.001,

•	Each share shall entitle the holder thereof to 300 votes on all matters submitted to a vote of the stockholders of the Company,

•
Except as otherwise provided in the Certificate of Designation, the Company’s Articles, or by law, the holders of Series A Preferred Stock shall have general voting rights and shall vote together as one class, with all holders of shares of any other capital stock of the Company, on all matters submitted to a vote of stockholders of the Company, and

•	The holders of the Series A Preferred Stock shall not have any conversion rights.

On May 3, 2014, the Company issued 10,000 shares of its common stock for the acquisition of assets classified as Buildings & Improvements at June 30, 2014. These shares were valued based on the fair value of service provided ($10,000).

Note 6 - Significant Transactions with Related Parties

On September 26, 2013, the Company sold 5,000,000 of its unregistered common stock to Kent Campbell, its Chief Executive Officer and a Director for a purchase price of $0.32 per share for a total of $1,600,000.

On October 15, 2013, the Company sold to: (i) Sarah Campbell, its Chief Accounting Officer at the time, 100,000 shares of its unregistered common stock for a purchase price of $0.32 per share for a total of $32,000, and (ii) Thomas G. Campbell (Kent Campbell’s father), 150,000 shares of its restricted common stock for a purchase price of $0.32 per share for a total purchase price of $48,000.

On March 17, 2014, the Company sold to: (i) Kent Campbell, its Chief Executive Officer, 6,000 shares of its unregistered preferred stock for a purchase price of $0.10 per share for a total of $600, and (ii) Denis Espinoza, its Chief Operations Officer, 4,000 shares of its unregistered preferred stock for a purchase price of $0.10 per share for a total of $400.

Note 7 - Commitments and Contingencies

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

Overview

Great Plains Holdings, Inc. (“we”, “us”, the “Company”, “Great Plains”) was incorporated in Nevada on December 30, 1999 under the name LILM, Inc. We changed our name effective December 3, 2013 in connection with our plans to diversify our business through the acquisition and operation of commercial real estate, including but not limited to self-storage facilities, apartment buildings, 55+ senior manufactured homes communities, and other income producing properties.  Historically, we have been engaged in the manufacture, marketing and sales of the LiL Marc, a plastic boys’ toilet-training device constructed of white polyethylene plastic having the appearance of white porcelain.

Outlook

Lil Marc. Sales of Lil Marc toilet training devices have been declining.  During the three months ended June 30, 2014 revenues related to sales of this product have declined by $825 compared to the same period in 2013 and in the six months ended June 30, 2014 revenues declined $1,830 compared to the same period in 2013.  We believe the reduction is due in large part by the entrance into the market by a Chinese company that is offering virtually the same product as ours for a price that is substantially below our selling price and our cost. While we will be exhibiting this product at the ABC KIDS Expo juvenile products industry trade show in Las Vegas in September 2014, it is uncertain how this competition will affect us on a long term basis and our ability to compete.   We plan to monitor our sales performance following this trade show and depending on the outcome of our sales efforts, we intend to explore strategic alternatives including, but not limited to, the outright sale of this business and its assets.

Real Estate. While we have been evaluating several real estate development projects, we have determined that we will require substantial additional funds to complete one or more of these projects.  While we have been seeking additional financing, we have not been able to attract a sufficient amount of capital beyond the investments made by our majority shareholder to complete the size of transaction we believe is necessary to generate sufficient income to support the increased overhead associated with our SEC reporting responsibilities. Consequently, we are evaluating the feasibility of continuing to look for real estate development projects.

Other Investments.  On April 10, 2014, we purchased a 1.67 %   interest in a limited partnership that owns an 80% working interest and a 60% net revenue interest in the Engleke Lease, an oil and gas lease covering the Austin Chalk, Eagle Ford and Buda reservoirs located in the Luling-Banyon field area in Guadalupe County, Texas. This lease contains 14 oil and gas wells (12 producing wells and 2 injection wells) that are employing re-stimulation and secondary recovery efforts with targeted remaining recoverable reserves of 2,990,000 barrels of oil. We are unable to determine at this time the amount of revenue, if any, to be generated from this investment.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Comparison of the Three Months Ended June 30, 2014 and June 30, 2013

Revenue

During the three months ended June 30, 2014, total sales were $4,496 compared with $5,321 for the three months ended June 30, 2013, a decrease of $825.  This decrease is primarily a result of lower sales volume of our LiL Marc as we sought to implement new marketing strategies in light of increased competition discussed above partially offset by an increase in rent revenues of $684 from our recently acquired real estate.

Our cost of goods sold for the three months ended June 30, 2014 increased by $712 compared to the same period in 2013 primarily as a result of sales of inventory with a higher cost associated with our new warehouse facility.  We are unable to predict our gross profit in 2014 as we develop sales forecasts and assess the results of planned marketing initiatives, including our attendance at the ABC KIDS Expo juvenile products industry trade show discussed above.  Costs of goods are also subject to change based on U.S. based shipping costs from California to our warehouse in Florida.

Operating Expenses

Total operating expenses for the three months ended June 30, 2014 were $56,987, an increase of $47,261 compared to the same period in 2013. This increase was primarily a result of an increase in professional and consulting fees related to our SEC compliance and fees incurred to conduct due diligence on investment opportunities and other general operating expenses. We expect further increases in our operating expenses if we ramp up our sales efforts for the LiL Marc urinal and begin our commercial real estate diversification strategy discussed above.

Net Loss

The net loss for the three months ended June 30, 2014 was $53,613, an increase of $48,178 compared to the same period in 2013. This increase was primarily a result of an increase in operating expenses and a reduction in revenue as discussed above.

Comparison of the Six Months Ended June 30, 2014 and June 30, 2013

Revenue

During the six months ended June 30, 2014, total sales were $10,881 compared with $12,711 for the six months ended June 30, 2013, a decrease of $1,830.  This decrease is primarily a result of lower sales volume of our LiL Marc as we sought to implement new marketing strategies in light of increased competition discussed above partially offset by an increase in rent revenues of $684 from our recently acquired real estate.

Our cost of goods sold for the six months ended June 30, 2014 increased by $2,288 compared to the same period in 2013 primarily as a result of sales of inventory with a higher cost associated with our new warehouse facility.  We are unable to predict our gross profit in 2014 as we develop sales forecasts and assess the results of planned marketing initiatives, including our attendance at the ABC KIDS Expo juvenile products industry trade show discussed above.  Costs of goods are also subject to change based on U.S. based shipping costs from California to our warehouse in Florida.

Operating Expenses

Total operating expenses for the six months ended June 30, 2014 were $137,448, an increase of $111,249 compared to the same period in 2013. This increase was primarily a result of an increase in professional and consulting fees related to our SEC compliance and fees incurred to conduct due diligence on investment opportunities and other general operating expenses. We expect further increases in our operating expenses if we ramp up our sales efforts for the LiL Marc urinal and begin our commercial real estate diversification strategy discussed above.

Net Loss

The net loss for the six months ended June 30, 2014 was $129,869, an increase of $114,224 compared to the same period in 2013. This increase was primarily a result of an increase in operating expenses and a reduction in revenue as discussed above.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. At June 30, 2014, we had $1,223,538 in current assets consisting of $1,209,631 in cash, $205 in accounts receivable and $13,702 in inventory. At December 31, 2013, we had $1,498,024 of current assets consisting of $1,479,152 in cash, $15,712 in inventory and $2,875 in prepaid expenses and $285 in accounts receivables. Total liabilities at June 30, 2014 and December 31, 2013 were $589 and $7,504, respectively.

Net cash used in operating activities was $127,830 during the six months ended June 30, 2014 compared to $5,166 in the same period in 2013, an increase of $122,664. The increase in cash used in operating activities is primarily attributable to an increase in net loss and a decrease in accounts payable, partially offset by an increase in depreciation, prepaid assets,  inventory and refundable deposits.

Net cash used in investing activities was $154,691 during the six months ended June 30, 2014 compared to $0 in the same period in 2013, an increase of $154,691 as a result of investments in property plant and equipment and an investment in oil and gas leases.

Net cash provided by financing activities was $13,000 during the six months ended June 30, 2014 compared to $4,719 in the same period in 2013, an increase of $8,281. The increase was primarily a result of $13,000 in proceeds from the issuance of our common and preferred stock.

As discussed above, our sales volume of our LiL Marc products have declined due to increased competition discussed above.  With regard to our real estate development plans, we evaluating the feasibility of continuing to look for real estate development projects and we recently made an investment in an entity that owns an interest in oil and gas wells. As a result of these factors, we are unable to determine at this time if and when we may achieve a profitable level of operations.  We believe, however, that our cash is adequate for at least the next 12 months.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Related Party Transactions

We have specified the following person and entity as related parties with ending balances as of June 30, 2014:

On September 26, 2013, the Company sold 5,000,000 of its unregistered common stock to Kent Campbell, its Chief Executive Officer and a Director for a purchase price of $0.32 per share for a total of $1,600,000.

On October 15, 2013, the Company sold to: (i) Sarah Campbell, its Chief Accounting Officer at the time and now our Chief Financial Officer, 100,000 shares of its unregistered common stock for a purchase price of $0.32 per share for a total of $32,000, and (ii) Thomas G. Campbell (Kent Campbell’s father), 150,000 shares of its restricted common stock for a purchase price of $0.32 per share for a total purchase price of $48,000.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and chief financial officer, have concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective for the reasons discussed below.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2014:

·
Material Weakness – The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

·	Significant Deficiencies – Inadequate segregation of duties.

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

Changes in Internal Control.

There were no changes identified in connection with our internal control over financial reporting during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On May 3, 2014, the Company issued 10,000 shares of its common stock for the acquisition of assets classified as Buildings & Improvements at June 30, 2014. These shares were valued based on the fair value of service provided ($10,000). The shares of common stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, ("Securities Act"), and/or Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

This Item is not applicable.

Item 5.    Other Information

On August 8, 2014, the Company appointed Sarah Campbell as the Company’s Chief Financial Officer and a Director.  Ms. Campbell had been the Company’s Chief Accounting Officer since October 15, 2013,  Ms. Campbell is the daughter of our CEO, Kent Campbell.  At this time, we do not have any written employment agreement or other formal compensation agreement with Ms. Campbell. Compensation arrangements are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.   George Norman, our former Chief Financial Officer will remain as a director of the Company until his removal or resignation.

Ms. Campbell’s considerable experience in accounting and finance qualifies her to serve as a director of the Company.

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

Great Plains Holding, Inc.

Date: August 11, 2014	By: /s/ Kent Campbell
Kent Campbell
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2014	By: /s/ Sarah Campbell
Sarah Campbell
Chief Financial Officer
(Principal Financial and Accounting Officer)