Form 10-K/A
period 2013-12-31
Great Plains Holdings, Inc.
filed 2014-08-15
CIK 1357671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part II, Item 9A – Controls and Procedures, Part II, Item 10 – Directors, Executive Officers and Corporate Governance and the Signature Page of the previously filed Annual Report on Form 10-K of Great Plains Holdings, Inc. for the year ended December 31, 2013, filed with the Securities and Exchange Commission on May 4, 2014 (the “Original Form 10-K”), to include George I Norman’s additional title as Chief Financial Officer and to reflect that our Chief Accounting Officer at the time the Original Form 10-K was filed who was our principal financial and accounting officer performed the evaluation and made the report included in Item 9A rather than our Chief Financial Officer at the time. The Signature Page now omits the conformed signature of George I. Norman, one of the three members of the Company’s Board of Directors at the time of filing the Original Form 10-K.  Mr. Norman’s conformed signature was inadvertently included on the Signature Page of the Original Form 10-K. The absence of Mr. Norman’s signature to the Original Form 10-K had no effect on the Company’s authority to file the Original Form 10-K that was approved a majority of the Company’s other directors. Accordingly, Item 9A and the Signature Page of the Original Form 10-K is hereby amended and restated as set forth in this Amendment.

There are no other changes to the Original Form 10-K other than those set forth in this Amendment.  This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amended Part II, Item 9A, Part III, Item 10 and Signature Page of the Original Form 10-K as set forth in this Amendment and to reflect our current Chief Financial Officer who was our Chief Accounting Officer at the time the Original Form 10-K was filed.  Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

TABLE OF CONTENTS

Heading		Page
	PART II

Item 9A.	Controls and Procedures	1

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	2

	PART IV

Item 15.	Exhibits	4

	Signatures	5

PART II

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer who is our principal executive officer and our Chief  Accounting Officer who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of December 31, 2013.

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

 Under the supervision of management, including our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013 for the reasons discussed below.

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

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer or other accounting personnel with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our Chief Executive Officer and our Chief Accounting Officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

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

Name	Age	Positions and Offices to be Held

Kent Campbell	51	Chief Executive Officer and Director
Denis Espinoza	30	President, Chief Operating Officer and Director
George I. Norman	59	Chief Financial Officer and Director
Sarah Campbell	26	Chief Accounting Officer

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

As the Chief Executive Officer of our company, Mr. Campbell brings our board his considerable experience in the strategic planning and growth of companies and qualifies him to continue to serve as a director of our company.

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

Mr. Espinoza’s considerable experience in business operations qualifies him to continue to serve as a director of our company.

George I. Norman, III has been our President from December 1999 to September 2013 when he sold his controlling interest in our company to Mr. Campbell and was appointed as our Chief Financial Officer.  Mr. Norman has also been a director of our company since December 1999.  He attended the University of Utah from 1973 to 1975, studying general education, accounting, business and finance.  Mr. Norman returned to the University in 1979 and continued his studies in humanities, science, and finance. Mr. Norman has been self-employed since 1979 in Salt Lake City, Utah, as a financial and marketing consultant.  In his business, Mr. Norman consults with both individual and corporate clients and provides consulting services related to making general business decisions, reviewing business plans and providing recommendations for raising capital.  Also, Mr. Norman provides consulting services in the area of real estate management.

As a founder and former president of our company, Mr. Norman brings our board his considerable experience in business operations and operating our LiL Marc internet sales business and qualifies him to continue to serve as a director of our company.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

21.1	Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K filed with the SEC on April 4, 2013).

31.1*	Section 302 Certificate of Chief Executive Officer.

31.2*	Section 302 Certificate of Principal Financial and Accounting Officer.

32.1*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

101.INS **	XBRL Instance Document 2013 (Incorporated by reference to Exhibit 101INS to the Company’s Form 10-K filed with the SEC on April 4, 2013).

101.SCH **	XBRL Schema Document (Incorporated by reference to Exhibit 101 SCH to the Company’s Form 10-K filed with the SEC on April 4, 2013).

101.CAL **	XBRL Calculation Linkbase Document (Incorporated by reference to Exhibit 101 CAL to the Company’s Form 10-K filed with the SEC on April 4, 2013).

101.DEF **	XBRL Definition Linkbase Document (Incorporated by reference to Exhibit 101 DEF to the Company’s Form 10-K filed with the SEC on April 4, 2013).

101.LAB **	XBRL Labels Linkbase Document (Incorporated by reference to Exhibit 101 LAB to the Company’s Form 10-K filed with the SEC on April 4, 2013).

101.PRE **	XBRL Presentation Linkbase Document (Incorporated by reference to Exhibit 101 PRE to the Company’s Form 10-K filed with the SEC on April 4, 2013).

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

Great Plains Holdings, Inc.

Date: August 15, 2014	By:	/s/ Kent Campbell
Kent Campbell, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kent Campbell	Chief Executive Officer and Director (principal executive officer)	August 15, 2014
Kent Campbell

/s/ Sarah Campbell
Sarah Campbell	Chief Financial Officer (principal financial and accounting officer)	August 15, 2014

/s/ Denis Espinoza
Denis Espinoza	Director	August 15, 2014
_______________________
George I. Norman	Director