Form 10-Q
period 2014-09-30
Great Plains Holdings, Inc.
filed 2014-11-10
CIK 1357671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]      No  [X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of October 29, 2014
Common Stock, $0.001 par value	8,040,625

PART  I   —   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GREAT PLAINS HOLDINGS INC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(UNAUDITED)
Assets
Current Assets
Cash and Cash Equivalents	$1,151,442	$1,479,152
Accounts Receivable	258	285
Inventory	12,632	15,712
Prepaid Expenses	-	2,875

Total Current Assets	1,164,332	1,498,024

Property and Equipment
Property and Equipment	254,982	58,057
Less: Accumulated Depreciation	(10,054)	(3,645)
Land	22,380	5,651

Net Property and Equipment	267,308	60,063

Other Assets
Cost Method Investments	30,000	-

Total Other Assets	30,000	-

Total Assets	$1,461,640	$1,558,087

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable and Accrued Expenses	$685	$7,504
Convertible Debt (net of discount of $36,194 and $0)	31,806

Total Current Liabilities	32,491	7,504

Long-Term Liabilities
Refundable Deposits	950	-

Total Long-Term Liabilities	950	-

Total Liabilities	33,441	7,504

Stockholders' Equity
Preferred stock, 20,000,000 shares authorized, $.001 par value, 10,000 and 0 shares issued and outstanding, respectively	10	-
Common stock, 300,000,000 shares authorized, $.001 par value, 8,040,625 and 7,993,125 shares issued and outstanding, respectively	8,041	7,993
Additional Paid in Capital	1,918,581	1,856,489
Accumulated Deficit	(498,433)	(313,899)

Total Stockholders' Equity	1,428,199	1,550,583

Total Liabilities and Stockholders' Equity	$1,461,640	$1,558,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT PLAINS HOLDINGS INC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Sales
Sales Revenue	$6,682	$558	$17,563	$13,269

Total Sales	6,682	558	17,563	13,269

Cost of Goods Sold
Cost of Sales	1,549	42	4,851	1,056

Total Cost of Goods Sold	1,549	42	4,851	1,056

Gross Profit	5,133	516	12,712	12,213

Operating Expenses
Royalties	(73)	6	-	115
Depreciation and Amortization	2,420	85	6,409	255
General and Administrative	49,770	6,832	183,156	32,752

Total Operating Expenses	52,117	6,923	189,565	33,122

Operating Loss	(46,984)	(6,407)	(176,853)	(20,909)

Other Income (Expenses)
Interest Expense	(7,977)	(592)	(7,977)	(1,735)
Investment Income	296	-	296	-

Total Other Income (Expenses)	(7,681)	(592)	(7,681)	(1,735)

Net Loss Before Taxes	(54,665)	(6,999)	(184,534)	(22,644)

Net Loss	$(54,665)	$(6,999)	$(184,534)	$(22,644)

Loss per share of common stock
(basic and diluted)	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average shares outstanding
(basic and diluted)	8,030,625	2,960,000	8,030,625	2,744,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT PLAINS HOLDINGS INC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2014	2013
Cash Flows from Operating Activities
Net Income (Loss)	$(184,534)	$(22,644)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	6,409	255
Debt discount amortization	7,396
Contributions to capital - expenses paid by shareholders	-	8,024
Change in Operating Assets and Liabilities:
Accounts Receivable	27	-
Inventory	3,080	1,056
Prepaid Expenses	2,875	-
Accounts Payable and Accrued Expenses	(6,819)	(33,355)
Refundable Deposits	950

Net Cash Used In Operating Activities:	(170,616)	(46,664)

Cash Flows from Investing Activities
Purchases of Property and Equipment	(208,094)	-
Patent	-	-
Investments	(30,000)

Net Cash Used In Investing Activities:	(238,094)	-

Cash Flows from Financing Activities
Proceeds from Convertible Debt	68,000
Notes Payable - Related Party	-	16,845
Payment to Related Party	-	(77,625)
Proceeds from the Issuance of Preferred Stock	1,000	-
Proceeds from the Issuance of Common Stock	12,000	1,600,000

Net Cash Provided By Financing Activities:	81,000	1,539,220

Net Change in Cash & Cash Equivalents	(327,710)	1,492,556

Beginning Cash & Cash Equivalents	1,479,152	447

Ending Cash & Cash Equivalents	$1,151,442	$1,493,003

Supplemental Disclosures of Noncash Investing and Financing Activities

Issuance of 10,000 common shares for property and equipment	$10,000	$0

Amount allocated to APIC associated with the purchase of real estate between entities under common control	$4,440	$0

Beneficial conversion feature of convertible debt recorded as Additional Paid in Capital	$43,590	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014

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

The accompanying unaudited consolidated financial statements have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

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

Concentrations of Risk
Financial Instruments which potentially subject the Company to concentrations of risk consist primarily of cash and cash equivalents.  The Company places its cash and cash equivalents with major financial institutions.  At September 30, 2014, the Company has $807,603 in excess of federally insured limits.

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014

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

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014

Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. As of September 30, 2014 and 2013, there were 87,179 and 0 common stock equivalents outstanding, respectively.

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

On September 17, 2014, the Company acquired a residential duplex located in Hanahan, South Carolina from DayBreak Capital, LLC, a related party.  The real estate was purchased for a price of $83,402 paid in cash at closing. See Note 6 - Significant Transactions with Related Parties. Since the acquisition of this property was a transaction between entities under common control, the Company recorded the cost of the land and buildings at historical cost. These amounts were $16,729 for the land, and $62,233 for the buildings (total cost of $78,962). The difference between the purchase price and the historical cost was recorded as a reduction to paid-in capital of $4,440.

Property and equipment are stated at cost and consist of the following categories as of September 30, 2014 and December 31, 2013:
	Sept. 30, 2014	Dec. 31,2013
Land	22,380	5,651
Machinery & Equipment	14,380	14,380
Buildings & Improvements	240,602	43,677
Total Property & Equipment	277,362	63,708
Less: Accumulated Depreciation & Amortization	(10,054)	(3,645)

Net Property and Equipment	267,308	60,063

Note 4 – Long Term Investments

On April 10, 2014, the Company purchased for a price of $30,000 a 1.67% interest in Texstar Preferred Partner Joint Venture III, LP (“Texstar”).  Texstar owns a 60% net revenue interest in the Engleke Lease, an oil and gas lease covering the Austin Chalk, Eagle Ford and Buda reservoirs located in the Luling-Banyon field area in Guadalupe County, Texas. This lease contains 14 oil and gas wells that are employing re-stimulation and secondary recovery efforts with targeted remaining recoverable reserves of 2,990,000 barrels of oil. This investment is accounted for using the cost method of accounting.  Accordingly, the investment is stated at acquisition cost and distributions are recorded as income when received.  It is not practical to estimate the fair value of this investment; however, management believes that the carrying value at September 30, 2014 was not impaired.

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014

Note 5 – Convertible Debt

Convertible Note to KBM Worldwide, Inc.

On August 22, 2014 (the “Issuance Date”), the Company entered into a securities purchase agreement (the “Purchase Agreement”) with KBM Worldwide, Inc. (“KBM”), whereby KBM agreed to invest $68,000.00 (“Note Purchase Price”) into the Company in exchange for the Company’s issuance of a convertible promissory note, in the original principal amount of $68,000.00, which bears interest at 8% per annum (the “Note”).  All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is May 18, 2015 (the “Maturity Date”).  The Note Purchase Price was paid in cash to the Company by KBM on August 22, 2014.  Any amount of principal or interest that is due under the Note, which is not paid by the Maturity Date, will bear interest at the rate of 22% per annum until it is paid (“Default Interest”).  The Note is convertible by KBM into common stock of the Company (“Common Stock”) at any time during the conversion period, which begins 180 days after the Issuance Date and ends on the later of (i) the Maturity Date and the (ii) date of payment of the default amount (“Conversion Period”).  The conversion price for each share is 61% multiplied by the lowest average three day market price of the Common Stock during the ten trading days prior to the relevant notice of conversion.

The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 30 days after issuance – 110% of the total outstanding amount; (b) between 31 and 60 days after issuance – 115% of the total outstanding amount; (c) between 61 and 90 days after issuance – 120% of the total outstanding amount; (d) between 91 and 120 days after issuance – 125% of the total outstanding amount; and (e) between 121 and 150 days after issuance – 130% of the total outstanding amount; and (f) between 151 and 180 days after issuance – 135% of the total outstanding amount.  After the initial 180 period from the Issuance Date, the Company does not have a right of prepayment.

All amounts due under the Note become immediately due and payable by the Company upon the occurrence of an event of default, including but not limited to (i) the Company’s failure to pay the amounts due at maturity, (ii) the Company’s failure to issue shares of Common Stock upon any conversion of the Note, (iii) a breach of the covenants, representations or warranties under the Note, (iv) the appointment of a trustee, a judgment against the Company in excess of $50,000 (subject to a cure period), a liquidation of the Company or the filing of a bankruptcy petition, (v) failure to remain current in our reporting obligations under the Securities Exchange Act of 1934 or the removal of the Common Stock from quotation on an over the counter quotation service or equivalent exchange, (vi) any restatement of our financial statements, or (vii) a reverse stock split without prior notice to KBM.

We determined the conversion feature associated with this convertible note should be accounted for under ASC 470, whereby a debt discount is recorded based on the intrinsic value. As such, we recorded a debt discount of $43,590 on August 22, 2014. Amortization of the beneficial conversion feature triggered by this convertible note is reported as interest expense on the income statement.  A total of $7,977 was recorded as interest expense for the nine month period ended September 30, 2014 ($0 for 2013), of which $7,396 related to debt discount amortization and $581 related to stated interest.

Note 6 - Stockholders’ Equity

The company has authorized 320,000,000 shares, of which 300,000,000 are Common Stock, par value $0.001 per share with 8,040,625 shares of Common Stock issued and outstanding and 20,000,000 shares of Preferred Stock, par value $0.001 per share, with 1,000,000 shares designated as Series A Preferred Stock, $0.001 par with 10,000 shares of Series A Preferred Stock issued and outstanding at September 30, 2014.

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

On May 3, 2014, the Company issued 10,000 shares of its common stock for the acquisition of assets classified as Buildings & Improvements. These shares were valued based on the fair value of service provided ($10,000).

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014

Note 7 - Significant Transactions with Related Parties

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

On September 17, 2014, the Company, through its wholly owned subsidiary Ashland Holdings, LLC (“Ashland”), completed the purchase of the property located at 5913 Tampa Street, Hanahan, South Carolina 29410 for $82,500.00 from DayBreak Capital, LLC, a related party (“DayBreak”).  The purchase price was paid in cash at closing.  Kent Campbell, our Chief Executive Officer and a Director, and Denis Espinoza, our President, Chief Operating Officer, and a Director each own 50% of DayBreak. See Note - Property and Equipment.

Note 8 – Subsequent Events

Orangeburg Property

On October 11, 2014 the Company entered into a purchase and sale agreement with unrelated parties to purchase the residential mobile home park located at 1197 Cannon Bridge Rd., Orangeburg, South Carolina 29115 (the “Property”) for $115,000.00 payable in cash at closing. The material terms of the agreement to acquire this property include: (i) an initial deposit from the Company in the amount of $2,500 which amount has been paid and shall be credited to the purchase price of the property at closing; (ii) a property inspection period that expires 60 days after the Sellers deliver documents requested by the Company during which time Company can terminate the agreement at any time within the period by delivering written notice to the Sellers; and (iii) a closing date for the sale of the Property that shall occur on or before 30 days after the inspection period. The agreement also contains additional covenants, representations and warranties that are customary of real estate purchase and sale agreements.

Lady Lake Property

On October 31, 2014, the Company completed the purchase of a 960 square foot residential located at 13537 County Road 109E-1, Lady Lake, Florida 32159 for $53,000 which amount was paid in cash at closing. The amount of the purchase price was reduced by $1,500 from the previously reported price of $54,500 to cover plumbing repairs to the property.

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

Outlook

Lil Marc. Sales of Lil Marc toilet training devices have increased year over year.  During the three months ended September 30, 2014 revenues related to sales of this product have increased by approximately $1,658 compared to the same period in 2013.  The sales volume of our LiL Marc urinal has increased as we began to see results of recently implemented marketing strategies and inventory levels.  Sales remain affected, however, by a Chinese company that is offering virtually the same product as ours for a price that is substantially below our selling price and our cost. We are monitoring our sales performance following our attendance at the ABC KIDS Expo juvenile products industry trade show in Las Vegas in September 2014 and depending on the outcome of our sales efforts, we intend to explore strategic alternatives including, but not limited to, the outright sale of this business and its assets.

Real Estate. We have been evaluating several real estate development projects and acquisition of existing income producing properties. We completed the purchase of three properties since December 2013 and have entered into a contract to acquire one additional property as of the date of this report.  We will continue to identify and acquire additional income producing properties on an opportunistic basis using existing working capital.  We will also continue to identify sources of additional financing to complete one or more real estate development projects we have been exploring.

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

Revenue

During the three months ended September 30, 2014, total sales were $6,682 compared with $558 for the same period in 2013, an increase of $6,124. During the nine months ended September 30, 2014, total sales were $17,563 compared with $13,269 for the same period in 2013, an increase of $4,294.  This increase is primarily a result of (i) $1,658 in increased sales volume of our LiL Marc urinal during the three month period ended September 30, 2014 as we increased inventory levels and began to see results of recently implemented marketing strategies and (ii) approximately $4,800 in rental income from our recently acquired real estate.

Our cost of goods sold for the three months ended September 30, 2014 increased by $1,507 compared to the same period in 2013 and for the nine months ended September 30, 2014 compared to the same period in 2013 by $3,795. This increase is primarily a result of increased LiL Marc sales volume as our margins increased slightly as a result of higher rental income which has a no cost of goods associated with it. We are unable to predict our gross profit for the remainder of 2014 as we develop sales forecasts and assess the results of planned marketing initiatives.  Costs of goods are also subject to change based on U.S. based shipping costs from California to our warehouse in Florida.

Operating Expenses

Total operating expenses for the three months ended September 30, 2014 were $52,117, an increase of $45,194 compared to the same period in 2013.  During the nine months ended September 30, 2014, total operating expenses were $189,565 compared with $33,122 for the same period in 2013, an increase of $156,443. This increase was primarily a result of an increase in professional and consulting fees related to our SEC compliance and fees incurred to conduct due diligence on investment opportunities and other general operating expenses. We expect further increases in our operating expenses if we ramp up our sales efforts for the LiL Marc urinal and continue our commercial real estate acquisition strategy discussed above.

Net Loss

The net loss for the three months ended September 30, 2014 was $54,665, an increase of $47,666 compared to the same period in 2013. The net loss for the nine months ended September 30, 2014 was $184,534 an increase of $161,890 compared to the same period in 2013. This increase was primarily a result of an increase in operating expenses partially offset by an increase in revenue as discussed above.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. At September 30, 2014, we had working capital of $1,131,841 consisting of $1,151,442 in cash, $258 in accounts receivable and $12,632 in inventory offset by current liabilities of $32,491. At December 31, 2013, we had $1,490,520 of working capital consisting of $1,479,152 in cash, $15,712 in inventory and $2,875 in prepaid expenses, $285 in accounts receivables offset by current liabilities of $7,504. Total liabilities at September 30, 2014 and December 31, 2013 were $33,441 and $7,504, respectively.

Net cash used in operating activities was $170,616 during the nine months ended September 30, 2014 compared to $46,664 in the same period in 2013, an increase of $123,952. The increase in cash used in operating activities is primarily attributable to an increase in net loss and a decrease in accounts payable, partially offset by an increase in debt discount amortization, depreciation, prepaid assets, inventory and refundable deposits.

Net cash used in investing activities was $238,094 during the nine months ended September 30, 2014 compared to $0 in the same period in 2013, an increase of $238,094 as a result of investments in real estate and an investment in oil and gas leases.

Net cash provided by financing activities was $81,000 during the nine months ended September 30, 2014 compared to $1,539,220 in the same period in 2013, a decrease of $1,458,220. The decrease was primarily a result of a reduction of proceeds from the issuance of common stock, partially offset by an increase of $68,000 in proceeds from convertible debt and $1,000 in proceeds from the issuance of preferred stock.

Convertible Note to KBM Worldwide, Inc.

On August 22, 2014 (the “Issuance Date”), the Company issued a convertible promissory note in the principal amount of $68,000 to KBM Worldwide, Inc. (“KBM”) in exchange for KBM’s investment of $68,000.00 (the “Note”). The convertible note bears interest at 8% per annum with all outstanding principal and accrued interest due and payable on the maturity date, which is May 18, 2015 (the “Maturity Date”).  Any amount of principal or interest that is due under the Note, which is not paid by the Maturity Date, will bear interest at the rate of 22% per annum until it is paid.  The Note is convertible by KBM into the Company’s common stock  at any time during the conversion period, which begins 180 days after the Issuance Date and ends on the later of (i) the Maturity Date and the (ii) date of payment of the default amount (“Conversion Period”).  The conversion price for each share is 61% multiplied by the lowest average three day market price of the Common Stock during the ten trading days prior to the relevant notice of conversion.

The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 30 days after issuance – 110% of the total outstanding amount; (b) between 31 and 60 days after issuance – 115% of the total outstanding amount; (c) between 61 and 90 days after issuance – 120% of the total outstanding amount; (d) between 91 and 120 days after issuance – 125% of the total outstanding amount; and (e) between 121 and 150 days after issuance – 130% of the total outstanding amount; and (f) between 151 and 180 days after issuance – 135% of the total outstanding amount.  After the initial 180 period from the Issuance Date, the Company does not have a right of prepayment.

All amounts due under the Note become immediately due and payable by the Company upon the occurrence of an event of default, including but not limited to (i) the Company’s failure to pay the amounts due at maturity, (ii) the Company’s failure to issue shares of Common Stock upon any conversion of the Note, (iii) a breach of the covenants, representations or warranties under the Note, (iv) the appointment of a trustee, a judgment against the Company in excess of $50,000 (subject to a cure period), a liquidation of the Company or the filing of a bankruptcy petition, (v) failure to remain current in our reporting obligations under the Securities Exchange Act of 1934 or the removal of the Common Stock from quotation on an over the counter quotation service or equivalent exchange, (vi) any restatement of our financial statements, or (vii) a reverse stock split without prior notice to KBM.

As discussed above, our sales volume of our LiL Marc products have increased in the period ended September 30, 2014* as we began to see results of recently implemented marketing strategies and inventory levels.  With regard to our real estate plans, we have seen increases in revenue as a result of recent acquisitions and continue to look for real estate development projects. Although as a result of these factors, our revenues have increased, we are unable to determine at this time if and when we may achieve a profitable level of operations.  We believe, however, that our cash is adequate for at least the next 12 months.

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

Forward-Looking and Cautionary Statements

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under the “Risk Factors” section of our Annual Report on Form 10-K as filed with the SEC on April 4, 2014:

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and chief financial officer, have concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective for the reasons discussed below.

·
Material Weakness – The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of accounting personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

·	Significant Deficiencies – Inadequate segregation of duties.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a sufficient number of accounting personnel with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Control.

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control.

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

This Item is not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description

3.1
Certificate of Designation, Preferences, and Rights of Series A Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2014).

4.1
Convertible Promissory Note between the Company and KBM Worldwide, Inc. dated August 22, 2014 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 26, 2014).

10.1
Agreement for the Purchase and Sale of Real Estate between Ashland Holdings, LLC and TD Bank dated October 29, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2013).

10.2
Release Agreement between the Company and George I. Norman dated August 15, 2014 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 15, 2014).

10.3
Securities Purchase Agreement between the Company and KBM Worldwide, Inc. dated August 22, 2014 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 26, 2014).

10.4
Sale and Purchase Agreement between the Company and Jonathon and Jessica Delavan dated October 2, 2014 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 9, 2014).

10.5
Purchase and Sale Agreement between the Company and Marie and Stanley Mitchell dated October 4, 2014 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 15, 2014).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certifications

101 INS**	XBRL Instance Document

101 SCH**	XBRL Schema Document

101 CAL**	XBRL Calculation Linkbase Document

101 DEF**	XBRL Definition Linkbase Document

101 LAB**	XBRL Labels Linkbase Document

101 PRE**	XBRL Presentation Linkbase Document

*	Filed herewith.
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

Great Plains Holding, Inc.

Date: November 7, 2014	By: /s/ Kent Campbell
Kent Campbell
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2014	By: /s/ Sarah Campbell
Sarah Campbell
Chief Financial Officer
(Principal Financial and Accounting Officer)