Form 10-K
period 2014-12-31
Great Plains Holdings, Inc.
filed 2015-03-19
CIK 1357671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No  [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,591,520 on June 30, 2014.

The number of shares of the registrant’s common stock issued and outstanding was 8,321,655 shares as of March 13, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission (the “Commission”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A, “Risk Factors” of this annual report on Form 10-K.

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

PART I

ITEM 1.  BUSINESS

The Company

Great Plains Holdings, Inc. (“we,” “us,” the “Company,” or “Great Plains”) is engaged in the acquisition and operation of commercial real estate and is seeking opportunistic acquisitions of self-storage facilities, apartment buildings, manufactured housing communities for senior citizens, and other income producing properties. In addition, we are seeking opportunistic acquisitions in varying businesses to diversify our revenue streams and increase hard assets and value. Historically, we had been engaged in the manufacture and marketing of the LiL Marc, a plastic boys’ toilet-training device which we discontinued as of December 31, 2014. We were incorporated in Nevada in 1999.

Real Estate

As part of our real estate investment strategy, from December 2013 through the date of this report we acquired a total of seven properties, five are in Florida and two are in South Carolina, for a total net investment of approximately $448,019. A summary of our portfolio properties is included below. We are exploring the expansion of this aspect of our business through the acquisition and operation of additional commercial real estate properties, including but not limited to self-storage facilities, apartment buildings, 55+ senior manufactured homes communities, and other income-producing properties. In 2015 it is our intent to purchase significantly larger income properties including apartment buildings and mobile home parks. We intend to use either bank or seller financing in some or all of these purchases. We plan to purchase properties after our management examines and evaluates many factors, including but not limited to the functionality of the property, the historical financial performance of the property, current market conditions for leasing space at the property or its development potential, proposed purchase price, terms and conditions, potential cash flows and potential profitability of the property. The number of properties that we will purchase will depend on the amount of funds we have or are able to borrow and upon the price we pay for the properties we purchase.

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

As part of our real estate expansion plans, on March 7, 2015, we agreed to purchase a 5.65 acre lakefront residential mobile home park located in Haines City, Florida. The property is comprised of ten mobile home spaces, six recreational vehicle spaces, a three bedroom lakefront home, duplex, fishing dock and boat ramp located on Lake Marion in Central Florida near Disney World.  The purchase price for the property is $425,000.00 payable $165,000 in cash at closing and the balance by way of a purchase money mortgage to be held by the seller, an unaffiliated third party. We expect to close on or before June 1, 2015 after we complete an inspection of the property.

The following table provides a summary of our portfolio of properties.  The estimated useful lives of the buildings and improvement related to these assets is generally between 5 and 40 years.

Property Portfolio - Summary Information

Location	Property Type	Investment Amount	Percentage Leased/Occupied	Monthly Rent	Aprox. Size (Sq. feet)

4060 NE 95th Road, Wildwood, FL	Office Bldg.	$93,654	100%	$950.00	1,400
4090 NE 95th Road, Wildwood, FL	Residential	57,008	100%	450.00	720
13537 CR 109E-1, Lady Lake, FL	Residential	61,879	100%	700.00	1200
5913A Tampa, Hanahan, SC	Residential	39,481	100%	475.00	625
5913B Tampa, Hanahan, SC	Residential	39,481	100%	575.00	625
806 Oakwood Cir, Wildwood, FL	Residential	27,283	100%	575.00	700
921 Village Dr, Wildwood, FL	Residential	29,899	100%	500.00	800
4060A NE 95th Road, Wildwood, FL	Office/Warehouse	33,358	(1)%	(1)	800
Total as of 12/31/14		$382,043
5915A Tampa, Hanahan, SC	Residential	32,988	100%	575.00	625
5915B Tampa, Hanahan, SC	Residential	32,988	100%	575.00	625
Total as of report date		$448,019	100%	$5,375.00

(1) Used by us as our office/warehouse.

Bonjoe Gourmet Chips

In January 2015, we agreed to acquire a 51% interest in Bonjoe Gourmet Chips LLC (“Bonjoe”), a producer and seller of over 40 flavors of gourmet potato chips. We agreed to acquire this interest for stock and a working capital loan with an option to acquire another 20% interest, subject to the results of an in-store blitz marketing campaign featuring Bonjoe’s gourmet chips. Bonjoe employs a proprietary preparation process to reduce starches by up to 35% and includes natural herbs and spices to give it their unique flavors such as Fried Pork Chops and Garlic, Bacon Cheddar, Blue Cheese and Jelly Donut. Bonjoe’s gourmet chips have become well known and have been featured on Good Morning America.

The members of Bonjoe who are unrelated third parties agreed to exchange an aggregate of 51,000 Bonjoe limited liability company membership units (the “Units”) for 793,000 shares of our unregistered common stock (the “Exchange”), and the completion of certain other conditions discussed below. In addition, we agreed to lend Bonjoe $6,200 (the “Bonjoe Loan”) of which $5,000 will be used for an in-store marketing campaign to be carried out by a third party on behalf of Bonjoe (the “Test Marketing Blitz”) and $1,200 for Bonjoe’s working capital purposes as agreed to by us. The Bonjoe Loan will bear interest at the rate of 12% per annum, will be secured by all of the assets of Bonjoe and will be payable by Bonjoe within 15 days of demand by us.

We expect to complete the acquisition of Bonjoe in May 2015. In addition, we entered into Option Purchase Agreements (the “Option Purchase Agreements”) with the Bonjoe members dated December 10, 2014 (the “Grant Date”) whereby Mr. Trudel granted us the right to purchase 10,000 Units at any time on or before the expiration of five years from the Grant Date upon payment of $1,400 for each 1,000 units payable in cash upon exercise and Mr. Hess granted us the right of first refusal to purchase up to 10,000 Units at any time on or before the expiration of five years from the Grant Date in the event that Mr. Hess elects to transfer or sell some or all of the Units on the same terms as his proposed offer but in no event at a price more than $1,860 for each 1,000 units, payable in cash upon closing. The number of Units subject to these options is subject to change in the event of any dividend, split-up, recapitalization, merger, consolidation, combination or exchange of shares, separation, reorganization or liquidation of Bonjoe.

Completion of the acquisition of Bonjoe is conditioned upon, among other things, (i) our confirming the results of the Test Marketing Blitz and acknowledging our desire to complete the transactions contemplated by the Bonjoe purchase agreement, which we may elect to do in our sole and absolute discretion, (ii) our entering into the Option Purchase Agreements; (iii) our agreeing to terminate a royalty agreement we entered into with Bonjoe, (iv) Bonjoe entering into a confidentiality, nondisclosure, nonsolicitation and non-disparagement agreement with Mr. Trudel, (v) Bonjoe entering into an limited liability company operating agreement with its members, (vi) Bonjoe appointing two people designated by us as members of Bonjoe’s board of directors who shall serve as directors of Bonjoe along with Mr. Trudel, and (vii) confirmation that Bonjoe has implemented financial accounting software for its record keeping which software shall be reasonably approved by us.

Other Investments

In April 2014, we purchased a 1.67% interest in a limited partnership that owns an 80% working interest and a 60% net revenue interest in the Engleke Lease, an oil and gas lease covering the Austin Chalk, Eagle Ford and Buda reservoirs located in the Luling-Banyon field area in Guadalupe County, Texas. This lease contains 14 oil and gas wells (12 producing wells and 2 injection wells) that are employing re-stimulation and secondary recovery efforts with targeted remaining recoverable reserves of 2,990,000 barrels of oil. We are unable to determine at this time the amount of revenue, if any, to be generated from this investment.

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

Regulation

General

Our properties are subject to various laws and ordinances. We believe that we are in compliance with such covenants, laws, ordinances and rules, and we also require that our tenants agree to comply with such covenants, laws, ordinances and rules in their leases with us.

Fair Housing Act

The Fair Housing Act (“FHA”), its state law counterparts and the regulations promulgated by the Unites States Department of Housing and Urban Development (“HUD”) and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under the age of 18), handicap or, in some states, financial capability. We believe that our properties are in substantial compliance with the FHA and other regulations.

Environmental Matters

We are affected by a wide variety of federal, state and local environmental and occupational health and safety laws and regulations. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property (like us) may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and the owner’s or secured lender’s liability therefore could exceed the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, would reduce our revenue. Although the leases covering our properties require the tenant to indemnify us for certain environmental liabilities, the scope of such obligations may be limited and we cannot assure that any such tenant would be able to fulfill our indemnification obligations.

Employees

We presently have two full-time employees one of whom includes, Kent Campbell, our Chief Executive Officer, and two part-time employees, Denis Espinoza, our President and Chief Operating Officer, and Sarah Campbell, our Chief Financial Officer. We are dependent upon Messrs. Campbell and Espinoza for implementation of our proposed expansion strategy and execution of our business plan.

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

Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. Our business, financial condition and/or results of operation may be materially adversely affected by the nature and impact of these risks. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability.

We have only recently entered the real estate market. A potential investor must evaluate our prospects and the potential value of our common stock based on this limited operating history. The likelihood of our success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of a new business and the competitive environment in which we will operate. We have had little success to date, and may never reach profitability. No additional relevant operating history exists upon which an evaluation of our performance can be made. Our performance must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the evolving, highly competitive real estate industry. If we cannot successfully manage our business, we may not be able to generate future profits and may not be able to support our operations.

We have not identified the additional properties that we will purchase which makes your investment more speculative.

Although we have acquired certain real estate since December 2013, we will seek to invest a portion of our working capital, in the acquisition of other properties that have not been identified. We have not established criteria for evaluating prospective real estate projects and you will be unable to evaluate the transaction terms, location, and financial or operational data concerning the properties before we invest in them, if at all. In addition, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You will be relying entirely on the ability of our Chief Executive Officer and President to identify properties and propose transactions and to oversee and approve such investments.

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

Adverse events concerning our existing tenants or negative market conditions affecting our existing tenants could have an adverse impact on our ability to attract new tenants, release space, collect rent or renew leases, and thus could adversely affect cash flow from operations and inhibit growth.

Cash flow from operations depends in part on the ability to lease space to tenants on economically favorable terms. We could be adversely affected by various facts and events over which we have limited or no control, such as:

•	lack of demand for space in areas where the properties are located;

•	inability to retain existing tenants and attract new tenants;

•	oversupply of or reduced demand for space and changes in market rental rates;

•	defaults by tenants or failure to pay rent on a timely basis;

•	the need to periodically renovate and repair marketable space;

•	physical damage to properties;

•	economic or physical decline of the areas where properties are located; and

•	potential risk of functional obsolescence of properties over time.

At any time, any tenant may experience a downturn in its business that may weaken its financial condition. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any tenant bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in the termination of the tenant’s lease and material losses to us.

If tenants do not renew their leases as they expire, we may not be able to rent the space. Furthermore, leases that are renewed, and some new leases for space that is re-let, may have terms that are less economically favorable than expiring lease terms, or may require us to incur significant costs, such as renovations, tenant improvements or lease transaction costs. Any of these events could adversely affect cash flow from operations and our ability to make distributions to shareholders and service indebtedness. A significant portion of the costs of owning property, such as real estate taxes, insurance, and debt service payments, are not necessarily reduced when circumstances cause a decrease in rental income from the properties.

We may experience increased operating costs which could adversely affect our financial results and the value of our properties.

Our properties are subject to increases in operating expenses such as insurance, cleaning, electricity, heating, ventilation and air conditioning, administrative costs and other costs associated with security, landscaping, repairs, and maintenance of the properties. While some current tenants are obligated by their leases to reimburse us for a portion of these costs, there is no assurance that these tenants will make such payments or agree to pay these costs upon renewal or new tenants will agree to pay these costs. If operating expenses increase in our markets, we may not be able to increase rents or reimbursements in all of these markets to offset the increased expenses, without at the same time decreasing occupancy rates. If this occurs, our operating results may be materially adversely impacted.

We face risks associated with property acquisitions.

The acquisition of properties is subject to the following risks:

•	when we are able to locate a desired property, competition from other real estate investors may significantly increase the seller’s offering price;

•	acquired properties may fail to perform as expected;

•	the actual costs of repositioning or redeveloping acquired properties may be higher than original estimates;

•
acquired properties may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures; and

•	we may be unable to quickly and efficiently integrate new acquisitions into existing operations, and results of operations and financial condition could be adversely affected.

We may acquire properties subject to liabilities and without any recourse, or with limited recourse, with respect to unknown liabilities. However, if an unknown liability was later asserted against the acquired properties, we might be required to pay substantial sums to settle it, which could adversely affect cash flow.

Economic conditions in the markets in which our properties are located may adversely affect our operating results.

The economic conditions in the markets in which our properties are located may have a substantial impact on our performance. Especially in the event some or all of our properties are concentrated in one geographic region, our overall performance would be largely dependent on economic conditions in that region.

Our performance and value are subject to risks associated with our real estate assets and with the real estate industry.

Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, our cash flow will be adversely affected. The following factors, among others, may adversely affect the income generated by our properties:

•	downturns in the national, regional and local economic conditions (particularly increases in unemployment);

•	competition from other real estate companies;

•	local real estate market conditions, such as oversupply or reduction in demand for space;

•	changes in interest rates and availability of financing;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes and heightened security costs;

•	civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses;

•
significant expenditures associated with each investment, such as real estate taxes, insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from a property;

•	declines in the financial condition of our tenants and our ability to collect rents from our tenants; and

•	decreases in the underlying value of our real estate.

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

Presently, two of our three officers have other full-time obligations and will devote only such time to our business as necessary. Only our Chief Executive Officer will devote approximately 40 hours per week to our business. Because of Mr. Espinoza’s and Ms. Campbell’s other time commitments, management anticipates that they will devote only a minimal amount of time to our business, at least until such time as business warrants devoting more time.

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

We are highly dependent on the services provided by Kent Campbell, our Chief Executive Officer and a director.

We are highly dependent upon the services of our Chief Executive Officer and director, Kent Campbell. We have not obtained “key-man” life insurance policies insuring the life of Mr. Campbell. If the services of Mr. Campbell become unavailable to us, for any reason, our business could be adversely affected.

Kent Campbell, our Chief Executive Officer and a director, can exercise voting control over corporate decisions.

Kent Campbell, our Chief Executive Officer and a director owns 75.7% of our total voting securities in addition to ownership of our Series A and Series B preferred stock which gives him at least 51% of the voting control of our voting securities. As a result, Mr. Campbell exercises control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of our controlling stockholder may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

RISK FACTORS RELATING TO OUR SECURITIES

There currently is only a minimal public market for our common stock. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There currently is only a minimal public market for shares of our common stock and an active market may never develop. Our common stock is quoted on the OTCQB operated by the OTC Market’s Group, Inc. under the symbol “GTPH.” We may not ever be able to satisfy the listing requirements for our common stock to be listed on any stock exchange, such as the New York Stock Exchange (“NYSE”) or The Nasdaq Stock Market (“Nasdaq”), which are often more widely-traded and liquid markets. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by, any of the several exchanges and markets to have our common stock listed.

We cannot assure you that our common stock will become liquid or that it will be listed on a securities exchange.

Until our common stock is listed on a national securities exchange such as the NYSE or Nasdaq, we expect our common stock to remain eligible for quotation on the OTCQB, or on another over-the-counter quotation system. In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in Commission regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The Commission has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person’s account for transactions in penny stocks, and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person, and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our business office along with a staging area for our Florida property maintenance operations is located at 4060 NE 95th Road, Wildwood, Florida 34785. We believe our current space is adequate for our operations at this time.

In addition, see Item 1, “Business—Real Estate” for specific information about properties owned by us in connection with our real estate business.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB and has traded under the symbol “GTPH.”  Prior to December 6, 2013, our symbol was “LILM”. On March 16, 2015, the closing sale price for our common stock was $0.0707 on the OTCQB.  Our stock has been thinly traded since approval of our quotation on the OTCQB by the Financial Industry Regulatory Authority. There can be no assurance that a liquid market for our common stock will ever develop.

The following table sets forth the range of high and low bid prices for our common stock for the periods indicated. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Year	Quarter Ending	High	Low
2014	31-Dec	$1.28	$0.09
	30-Sep	$1.28	$1.28
	30-Jun	$1.45	$1.25
	31-Mar	$1.47	$1.25
2013	31-Dec	$2.00	$1.47

As of March 13, 2015, there were approximately 85 record holders, an unknown number of additional holders whose stock is held in “street name” and 8,321,655 shares of common stock issued and outstanding.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are engaged in the acquisition and operation of commercial real estate and are seeking opportunistic acquisitions of self-storage facilities, apartment buildings, manufactured housing communities for senior citizens, and other income producing properties. In addition, we are seeking opportunistic acquisitions in varying businesses to diversify our revenue streams and increase hard assets and value. Historically, we had been engaged in the manufacture and marketing of the LiL Marc, a plastic boys’ toilet-training device which we discontinued as of December 31, 2014.

Real Estate

As part of our real estate investment strategy, from December 2013 through the date of this report we acquired a total of seven properties, five are in Florida and two are in South Carolina, for a total net investment of approximately $448,019. We are exploring the expansion of this aspect of our business through the acquisition and operation of additional commercial real estate properties, including but not limited to self-storage facilities, apartment buildings, 55+ senior manufactured homes communities, and other income-producing properties. The number of properties that we will purchase will depend on the amount of funds we have or are able to borrow and upon the price we pay for the properties we purchase. In 2015 it is our intent to purchase significantly larger income properties including apartment buildings and mobile home parks. We intend to use either bank or seller financing in some or all of these purchases.

As part of our real estate expansion plans, on March 7, 2015, we agreed to purchase a 5.65 acre lakefront residential mobile home park located in Haines City, Florida. The property is comprised of ten mobile home spaces, six recreational vehicle spaces, a three bedroom lakefront home, duplex, fishing dock and boat ramp located on Lake Marion in Central Florida near Disney World.  The purchase price for the property is $425,000.00 payable $165,000 in cash at closing and the balance by way of a purchase money mortgage to be held by the seller, an unaffiliated third party. We expect to close on or before June 1, 2015 after we complete an inspection of the property.

Bonjoe Gourmet Chips

In January 2015, we entered into an amended and restated securities purchase agreement (the “Bonjoe Purchase Agreement”) pursuant to which we agreed to acquire 51% of Bonjoe Gourmet Chips LLC (“Bonjoe”) for stock and a working capital loan with an option to acquire another 20% interest in Bonjoe, subject to the results of an in-store blitz marketing campaign featuring Bonjoe’s gourmet chips. Bonjoe’s offers over 40 flavors of chips that employ a proprietary preparation process to reduce starches by up to 35% and include natural herbs and spices to give it their unique flavors such as Fried Pork Chops and Garlic, Bacon Cheddar, Blue Cheese and Jelly Donut. Bonjoe’s gourmet chips have become well known and have been featured on Good Morning America.

Under the terms of the Bonjoe Purchase Agreement, Joseph Trudel and Gilbert Hess, Bonjoe’s members, agreed to exchange an aggregate of 51,000 limited liability company membership units of Bonjoe (the “Units”) for 793,000 shares of our unregistered common stock (the “Exchange”), and the completion of certain other conditions discussed below. In addition, we agreed to lend Bonjoe $6,200 (the “Bonjoe Loan”) of which $5,000 will be used for an in-store marketing campaign to be carried out by a third party on behalf of Bonjoe (the “Test Marketing Blitz”) and $1,200 for Bonjoe’s working capital purposes as agreed to by us. The Bonjoe Loan will bear interest at the rate of 12% per annum, will be secured by all of the assets of Bonjoe and will be payable by Bonjoe within 15 days of demand by us.

We expect to complete the Exchange in May 2015. In addition, we entered into Option Purchase Agreements (the “Option Purchase Agreements”) with the Bonjoe members dated December 10, 2014 (the “Grant Date”) whereby Mr. Trudel granted us the right to purchase 10,000 Units at any time on or before the expiration of five years from the Grant Date upon payment of $1,400 for each 1,000 units payable in cash upon exercise and Mr. Hess granted us the right of first refusal to purchase up to 10,000 Units at any time on or before the expiration of five years from the Grant Date in the event that Mr. Hess elects to transfer or sell some or all of the Units on the same terms as his proposed offer but in no event at a price more than $1,860 for each 1,000 units, payable in cash upon closing. The number of Units subject to these options is subject to change in the event of any dividend, split-up, recapitalization, merger, consolidation, combination or exchange of shares, separation, reorganization or liquidation of Bonjoe.

Under the terms of a royalty agreement dated December 10, 2014, entered into by us and Bonjoe (the “Royalty Agreement”), we agreed to make an investment into Bonjoe of $11,500 to be used for general working capital purposes. In exchange for our investment, we will receive an initial royalty payment equal to $0.08 per bag of product sold by Bonjoe during the period of time that will start 150 days from December 10, 2014 through the date on which Bonjoe has sold up to a maximum of 295,000 units (the “Initial Royalty”). After payment of the Initial Royalty, Bonjoe will pay us a royalty equal to 3% of gross sales through the remaining term of the Royalty Agreement. The Royalty Agreement has a term of 30 years.

Completion of the Exchange is conditioned upon, among other things, (i) our confirming the results of the Test Marketing Blitz and acknowledging our desire to complete the transactions contemplated by the Bonjoe Purchase Agreement, which we may elect to do in our sole and absolute discretion, (ii) our entering into the Option Purchase Agreements; (iii) our agreeing to terminate the Royalty Agreement, (iv) Bonjoe entering into a confidentiality, nondisclosure, nonsolicitation and non-disparagement agreement with Mr. Trudel, (v) Bonjoe entering into an limited liability company operating agreement with its members, (vi) Bonjoe appointing two people designated by us as members of Bonjoe’s board of directors who shall serve as directors of Bonjoe along with Mr. Trudel, and (vii) confirmation that Bonjoe has implemented financial accounting software for its record keeping which software shall be reasonably approved by us.

Other Investments

In April 2014, we purchased a 1.67% interest in a limited partnership that owns an 80% working interest and a 60% net revenue interest in the Engleke Lease, an oil and gas lease covering the Austin Chalk, Eagle Ford and Buda reservoirs located in the Luling-Banyon field area in Guadalupe County, Texas. This lease contains 14 oil and gas wells (12 producing wells and 2 injection wells) that are employing re-stimulation and secondary recovery efforts with targeted remaining recoverable reserves of 2,990,000 barrels of oil. We are unable to determine at this time the amount of revenue, if any, to be generated from this investment.

We define our accounting periods as follows:

•	“fiscal 2013”—January 1, 2013 through December 31, 2013,

•	“fiscal 2014”—January 1, 2014 through December 31, 2014, and

•	“fiscal 2015”—January 1, 2015 through December 31, 2015.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results related to the operation of Lil Marc, Inc. discontinued operations (see Note 8) are excluded from the following discussion.

Revenue

Total revenue increased $11,412 to $11,412 for fiscal 2014 compared to $0 in fiscal 2013. This increase in total revenue is primarily due to revenues generated from our real estate acquisitions.

Operating Expenses

Total operating expenses for fiscal 2014 increased by $248,669 to $317,765, compared to fiscal 2013 primarily as a result of an increase of $211,855 in general and administrative expenses related to property acquisition costs and accounting and legal fees, a $30,000 impairment loss on our investment in an oil and gas lease and a $6,814 increase in depreciation and amortization related to our recent real estate acquisitions. We expect a slight increase in our operating expenses as we continue to ramp up our real estate acquisitions and maintain our real estate portfolio.

Other Expenses

Other expenses for fiscal 2014 increased by $26,627 to $28,362, compared to fiscal 2013 primarily as a result interest expenses stemming from our increased borrowings partially offset by investment income of $296. We expect our interest expenses to vary depending on the amount of properties we acquire, if any.

Discontinued Operations

The loss on discontinued operations for fiscal 2014 was $43,325 compared to $9,397 in fiscal 2013 as a result of our discontinuance of the Lil Marc operations as of December 31, 2014.

Net Loss

The net loss for fiscal 2014 was $378,040, an increase of $297,812 compared to fiscal 2013, primarily as a result of the increases in expenses discussed above, loss from discontinue operations, partially offset by an increase in revenues related to our real estate acquisitions.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements.  As of December 31, 2014, our working capital amounted to $881,906, a reduction of $608,614 as compared to working capital of $1,490,520 as of December 31, 2013. This decrease is primarily a result of our acquisition of real estate and other investments and net loss. Working capital at December 31, 2014 included primarily cash and cash equivalents of $969,094.

Net cash used in operating activities was $266,581 during fiscal 2014 compared to $118,265 in fiscal 2013. The increase in cash used in operating activities is primarily attributable to our net loss, partially offset by impairment loss on investment, discontinued operations, debt discount amortization and an increase in accounts payable.

Net cash used in investing activities during fiscal 2014 was $368,655 compared to $59,912 in fiscal 2013. The increase was primarily a result of purchases of property and equipment and investments partially offset by a reduction in amounts associated with discontinued operations.

Net cash provided by financing activities during fiscal 2014 was $129,000 compared to $1,653,507 in fiscal 2013. The decrease was primarily a result of reduction in proceeds from issuance of common stock partially offset by an increase in proceeds from issuance of convertible debt and preferred stock.

Cash Requirements

Our ability to fund our growth and meet our obligations on a timely basis is dependent on our ability to match our available financial resources to our growth strategy which includes acquisitions for cash or a combination of cash and debt. The decisions we make with regard to acquisitions drive the level of capital required and the level of our financial obligations.

If we are unable to generate cash flow from operations and successfully raise sufficient additional capital through future debt and equity financings or strategic and collaborative ventures with potential partners, we would likely have to reduce the size and scope of our acquisitions. We have analyzed our liquidity requirements and have determined that we have sufficient liquidity to execute our business plan for the next 12 months.

Convertible Notes

On August 22, 2014 (the “August Issuance Date”), we entered into a securities purchase agreement (the “August Purchase Agreement”) with KBM Worldwide, Inc. (“KBM”) (collectively, the “Parties”), whereby KBM agreed to invest $68,000 (“August Note Purchase Price”) into our Company in exchange for our issuance of a convertible promissory note, in the original principal amount of $68,000, which bears interest at 8% per annum (the “August Note”). All outstanding principal and accrued interest on the August Note is due and payable on the maturity date, which is May 18, 2015 (the “August Note Maturity Date”).  The August Note Purchase Price was paid in cash to us by KBM on August 22, 2014. Any amount of principal or interest that is due under the August Note, which is not paid by the August Note Maturity Date, will bear interest at the rate of 22% per annum until it is paid (“Default Interest”).  The August Note is convertible by KBM into shares of our common stock at any time during the conversion period, which begins 180 days after the August Issuance Date and ends on the later of (i) the August Note Maturity Date and the (ii) date of payment of the default amount (“August Note Conversion Period”). The conversion price for each share is 61% multiplied by the lowest average three day market price of our common stock during the 10 trading days prior to the relevant notice of conversion.

The August Note can be prepaid by us at a premium as follows: (a) between 0 and 30 days after issuance – 110% of the total outstanding amount; (b) between 31 and 60 days after issuance – 115% of the total outstanding amount; (c) between 61 and 90 days after issuance – 120% of the total outstanding amount; (d) between 91 and 120 days after issuance – 125% of the total outstanding amount; and (e) between 121 and 150 days after issuance – 130% of the total outstanding amount; and (f) between 151 and 180 days after issuance – 135% of the total outstanding amount.  After the initial 180 period from the Issuance Date, we do not have a right of prepayment.

All amounts due under the August Note become immediately due and payable by us upon the occurrence of an event of default, including but not limited to (i) our failure to pay the amounts due at maturity, (ii) our failure to issue shares of our common stock upon any conversion of the August Note, (iii) a breach of the covenants, representations or warranties under the August Note, (iv) the appointment of a trustee, a judgment against us in excess of $50,000 (subject to a cure period), a liquidation of our Company or the filing of a bankruptcy petition, (v) failure to remain current in our reporting obligations under the Securities Exchange Act of 1934 or the removal of our common stock from quotation on an over the counter quotation service or equivalent exchange, (vi) any restatement of our financial statements, or (vii) a reverse stock split without prior notice to KBM.

On November 17, 2014 (the “November Issuance Date”), we entered into a securities purchase agreement (the “November Purchase Agreement”) with KBM, whereby KBM agreed to invest $43,000 (the “November Purchase Price”) into our Company in exchange for our issuance of a convertible promissory note, in the original principal amount of $43,000, which bears interest at 8% per annum (the “November Note”).  All outstanding principal and accrued interest on the November Note is due and payable on the maturity date, which is August 19, 2015 (the “November Note Maturity Date”). The November Purchase Price was paid in cash to us on November 25, 2014, the effective date of the November Purchase Agreement and the November Note. Any amount of principal or interest that is due under the November Note, which is not paid by the November Note Maturity Date, will bear interest at the rate of 22% per annum until it is paid.  The November Note is convertible by KBM into shares of our common stock at any time during the conversion period, which begins 180 days after the November Note Date and ends on the later of (i) the November Note Maturity Date and the (ii) date of payment of the default amount.  The conversion price for each share is 61% multiplied by the lowest average three day market price of our common stock during the 10 trading days prior to the relevant notice of conversion.

The November Note can be prepaid by us at a premium as follows: (a) between 0 and 30 days after issuance – 110% of the total outstanding amount; (b) between 31 and 60 days after issuance – 115% of the total outstanding amount; (c) between 61 and 90 days after issuance – 120% of the total outstanding amount; (d) between 91 and 120 days after issuance – 125% of the total outstanding amount; and (e) between 121 and 150 days after issuance – 130% of the total outstanding amount; and (f) between 151 and 180 days after issuance – 135% of the total outstanding amount.  After the initial 180 period from the November Note Issuance Date, we do not have a right of prepayment.

All amounts due under the November Note become immediately due and payable by us upon the occurrence of an event of default, including but not limited to (i) our failure to pay the amounts due at maturity, (ii) our failure to issue shares of our common stock upon any conversion of the November Note, (iii) our breach of the covenants, representations or warranties under the November Note, (iv) the appointment of a trustee, a judgment against the us in excess of $50,000 (subject to a cure period), our liquidation or the filing of a bankruptcy petition by us or against us, (v) our failure to remain current in our reporting obligations under the Securities Exchange Act of 1934, (vi) the removal of our common stock from quotation on an over the counter quotation service or equivalent exchange, (vii) any restatement of our financial statements, or (viii) a reverse stock split without prior notice to KBM.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under Commission regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2014, we have no off-balance sheet arrangements.

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

Recognition of Sales Revenue

Revenue is recognized upon the completion of the sales and shipment of the product.  The product is sold via the internet and is delivered to customers or to wholesale resellers using a ground courier service.

Recognition of Rental Income

Revenue from lease of residential and commercial properties is recognized when earned with the passage of time per the terms of the leases in effect.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related deferred tax asset for the year ended December 31, 2014.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-8 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2014.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published in 1992 and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014 for the reasons discussed below.

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

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014:

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

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices to be Held
Kent Campbell	52	Chief Executive Officer and Director
Denis Espinoza	31	President, Chief Operating Officer and Director
Sarah Campbell	27	Chief Financial Officer and Director

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

In 1982, Mr. Campbell launched his career as a co-founder of the California-based In Pro Corporation specializing in plastics manufacturing for door and wall protection at the age of eighteen. Mr. Campbell’s business was profitable in the early stages and eventually he moved operations to Wisconsin. Mr. Campbell was responsible for sales, customer service and almost all aspects of the business and its growth.  At age 30, Mr. Campbell sold In Pro, and the company continues to operate today.

As the Chief Executive Officer of our company, Mr. Campbell brings our board his considerable experience in the strategic planning and growth of companies and qualifies him to continue to serve as a director or our company.

Denis Espinoza.  Mr. Espinoza has served as our President, Chief Operating Officer and a Director since he acquired an interest in our company in September 2013. Mr. Espinoza has extensive experience in the field of information technology.  His business experience includes employment as a Senior Systems Administrator at Science Applications International Corporation and project manager at Booz Allen Hamilton, where he assisted with the supervision of an international project involving more than 150 employees and contractors.  For the past 11 years, Mr. Espinoza has personally invested in numerous companies, both private and public, and since 2007, he has operated his own real estate company. Mr. Espinoza was a Staff Sergeant serving with the U.S. Marine Corps. where he completed his term of service.  During his enlistment, he had over 50 personnel in his charge, thereby further honing his leadership skills.  Mr. Espinoza received a Bachelor of Science in Business Information Systems and Masters of Science in Management Information Systems from Bellevue University as well as numerous computer industry certifications.

Mr. Espinoza’s considerable experience in business operations qualifies him to continue to serve as a director or our company.

Sarah Campbell has served as our Chief Accounting Officer from October 2013 to August 2014 when she was appointed as our Chief Financial Officer and a Director. Since July 2013 and from January 2011 through May 2012, Ms. Campbell has been an auditor at an accounting firm where she is engaged in financial statement audits for manufacturing companies and preparation of financial statements. From May 2012 – July 2013 Ms. Campbell worked as a financial analyst at Derse, a company that designs and manufactures booths for tradeshows. Her responsibilities included assisting in the annual budget process, investigating budget variances to improve profitability, assisting in the month-end and year-end closing process, and assisting in various projects with management and operations to identify techniques to improve efficiency and profitability. Ms. Campbell received a Bachelor’s Degree in Accounting and Finance from Southeastern University (Lakeland, FL) in December 2010. During her time at college, Ms. Campbell was a finance intern at Alpha Advisors where she assisted in trading securities in client accounts, maintained client accounts using Morningstar software and also prepared finance reports on financial and client information.

Ms. Campbell is the daughter of Kent Campbell.

Ms. Campbell’s experience in accounting qualifies her to continue to serve as a director or our company.

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

The board does not have standing audit, compensation or nominating committees. The board does not believe these committees are necessary based on the size of our company, the current levels of compensation to corporate officers and the beneficial ownership by one shareholder of more than 75% of our outstanding common stock and his ownership of our Series A and Series B Preferred Stock. The board will consider establishing audit, compensation and nominating committees at the appropriate time.

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

Director Compensation

Typically, our directors do not receive any compensation as directors and there is no other compensation being considered at this time. However, on August 15, 2014 we paid Mr. Norman $4,450 upon his resignation from the Board. There were no disagreements between us and Mr. Norman as to our operations, policies (including accounting or financial policies) or practices. In addition, we entered into a mutual release of claims with Mr. Norman upon his resignation.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Since none of our securities have been registered pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934, our officers and directors and persons who own more than 10% of our common stock are not required to file Section 16(a) beneficial ownership reports.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for:

•	our principal executive officer or other individual serving in a similar capacity during the year ended December 31, 2014,

•	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2014 whose compensation exceed $100,000, and

•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2014.

2014 SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards	All Other Compensation ($)	Total ($)
Kent Campbell,	2014	$40,000	-	0	$40,000
Chief Executive Officer (1)	2013	0	0	0	0

(1)	Mr. Campbell was appointed as our Chief Executive Officer and a Director on September 24, 2013.

Employment Agreements with Executive Officers

We have no employment agreements with any of our executive officers. Mr. Campbell’s salary is determined from time to time by the Board of Directors.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table provides information regarding all restricted stock, stock options and SAR awards (if any) held by our officers listed in the summary compensation table above as of December 31, 2014.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Weighted Average Exercise Price	Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Kent Campbell	-	-	-	$-	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of March 16, 2015, with respect to the beneficial ownership of our outstanding common stock and preferred stock by:

•	any holder of more than 5% of our common stock,

•	each of our executive officers listed in the summary compensation table above,

•	each of our directors, and

•	our directors and executive officers as a group.

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

Series A Preferred Stock

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Kent Campbell	6,000	60.0%
Denis Espinoza	4,000	40.0%
Sarah Campbell	-	-%
All directors and executive officers as a group (three persons)	10,000	100.0%
_____________________

(1)	Calculated on the basis of 10,000 issued and outstanding Series A preferred shares as of March 13, 2015. Holders of our Series A preferred stock are entitled to 300 votes per share.

Series B Preferred Stock

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Kent Campbell	10,000	100%
Denis Espinoza	-	-%
Sarah Campbell	-	-%
All directors and executive officers as a group (three persons)	10,000	100%
_____________________

(1)
Calculated on the basis of 10,000 issued and outstanding Series B preferred shares as of March 13, 2015. Holders of our Series B preferred stock are entitled to 10,000 votes per share, but in the event that the votes by the holders of the Series B preferred stock do not total at least 51% of the votes of all classes of the Company’s authorized capital stock entitled to vote, then the votes cast by a majority of the holders of the Series B preferred stock shall be deemed to equal 51% of all votes cast.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Kent Campbell	6,300,000	75.7%
Denis Espinoza	322,250	3.9%
Sarah Campbell	120,000	1.4%
All executive officers and directors as a Group (three persons)	6,742,250	81.0%
_____________________

 (1)           Based on 8,321,655 shares of our common stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During fiscal 2013, George Norman, our former Chief Executive Officer and a former director advanced the sum of $16,845 to us as a working capital loan, and paid $8,024 in expenses on our behalf.

Pursuant to the terms of a share purchase agreement dated September 24, 2013, Alewine Limited Liability Company (“Alewine”), our then-majority stockholder and an entity owned and controlled by George and Laurie Jo Norman, III, sold 1,788,475 of its 1,863,475 shares of our common stock in a private transaction to Mr. Campbell (1,466,225 shares) and Denis Espinoza (322,250 shares) in exchange for the payment by Messrs. Campbell and Espinoza of an aggregate of $277,500, $170,492 of which was paid in cash, and $107,008 of which was issued as a credit against the purchase price for certain Company debts owed to Mr. Norman and for certain general liabilities of the Company. As of September 24, 2013, Mr. Norman and Ms. Norman served as members of our board of directors, and Mr. Norman was our President and Chief Executive Officer. Mr. Norman ceased to be a related party as of August 15, 2014, and Ms. Norman ceased to be a related party as of September 24, 2013.

On September 26, 2013, all amounts due by us to Mr. Norman and Alewine in the amount of $77,625, consisting of $73,988 principal and $3,637 in accrued interest, were repaid by us, as provided for in the share purchase agreement.

By agreement dated October 23, 2013, we purchased all of the outstanding membership units of Ashland Holdings, LLC from Mr. Campbell for a purchase price of $20,000. At the time of purchase, Ashland’s sole asset consisted of $19,000 in cash.

On March 17, 2014, we issued 6,000 shares of our Series A preferred stock to Kent Campbell, our Chief Executive Officer, a member of our board of directors and our majority stockholder in exchange for $600 and 4,000 shares of our Series A preferred stock to Denis Espinoza, our President, Chief Operations Officer and a Director for $400.

On September 17, 2014, we completed the purchase of a property located in Hanahan, South Carolina for the purchase price of $82,500 from DayBreak, a related party. The purchase price was paid in cash at closing.

On November 30, 2014, we entered into an Investment Agreement with Kent Campbell, our Chief Executive Officer, a member of our board of directors and our majority stockholder. Pursuant to the terms of the Investment Agreement, Mr. Campbell acquired 10,000 shares of our Series B preferred stock at a purchase price of $0.50 per share, or an aggregate of $5,000.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Sadler Gibb & Associates, LLC for the fiscal years ended December 31, 2014 and 2013.

	2014	2013

Audit Fees	$26,950	$17,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$26,950	$17,500

Audit Fees—This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees—This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Commission and other accounting consulting.

Tax Fees—This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees—This category consists of fees for other miscellaneous items.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)           Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 through F-8.

  (2)             Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Commission are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

  (3)             Exhibits (including those incorporated by reference).

Exhibit No.	Description

3.1(a)	Articles of Incorporation, filed June 13, 2012 (incorporated by reference to the Company’s annual report on Form 10-SB filed with the Commission on March 30, 2006).

3.1(b)
Amended and Restated Articles of Incorporation, filed November 6, 2013 (incorporated by reference to Exhibit 3.3 to the Company’s current report on Form 8-K filed with the Commission on December 4, 2013).

3.1(c)
Certificate of Designation, Preferences, and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on April 8, 2014).

3.1(d)
Certificate of Designation, Preferences and Rights of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on December 4, 2014).

3.2	Bylaws (incorporated by reference to the Company’s annual report on Form 10-SB filed with the Commission on March 30, 2006).

4.1
Convertible Promissory Note between the Company and KBM Worldwide, Inc. dated August 22, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on August 26, 2014).

4.2
Convertible Promissory Note between the Company and KBM Worldwide, Inc. dated November 17, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on December 2, 2014).

4.3
Securities Purchase Agreement between the Company, Bonjoe Gourmet Chips LLC and certain purchasers dated December 10, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on December 10, 2014).

4.4
Amended and Restated Securities Purchase Agreement between the Company, Bonjoe Gourmet Chips LLC and certain purchasers dated January 30, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on February 3, 2015).

10.1
Agreement for the Purchase and Sale of Real Estate between Ashland Holdings, LLC and TD Bank dated October 29, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on November 1, 2013).

10.2
Release Agreement between the Company and George I. Norman dated August 15, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on August 15, 2014).

10.3
Securities Purchase Agreement between the Company and KBM Worldwide, Inc. dated August 22, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on August 26, 2014).

10.4
Sale and Purchase Agreement between Ashland Holdings, LLC and Jonathon and Jessica Delavan dated October 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on October 9, 2014).

10.5
Securities Purchase Agreement between the Company and KBM Worldwide, Inc. dated November 17, 2014 (incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K filed with the Commission on December 2, 2014).

10.6
Investment Agreement dated as of November 30, 2014 by and between the Company and Kent Campbell (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 4, 2014).

10.7
Royalty Agreement between the Company and Bonjoe Gourmet Chips LLC dated December 10, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 16, 2014).

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

Great Plains Holdings, Inc.

Date: March _____, 2015	By:	/s/ Kent Campbell
Kent Campbell, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kent Campbell	Chief Executive Officer and Director (principal executive officer)	March 18, 2015
Kent Campbell

/s/ Sarah Campbell	Chief Financial Officer and Director (principal financial and accounting officer)	March 18 2015
Sarah Campbell

/s/ Denis Espinoza	Director
Denis Espinoza		March 18, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders
Great Plains Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Great Plains Holdings, Inc. (“the Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Plains Holdings, Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
March 13, 2015

GREAT PLAINS HOLDINGS INC AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013

Assets
Current Assets
Cash and Cash Equivalents	$969,094	$1,475,330
Prepaid Expenses	-	2,875
Assets held for discontinued operations	1,737	19,819

Total Current Assets	970,831	1,498,024

Property and Equipment
Property and Equipment	323,842	43,677
Less: Accumulated Depreciation	(6,814)	-
Land	58,201	5,651
Assets held for discontinued operations	-	10,735

Net Property and Equipment	375,229	60,063

Other Assets
Deposits	11,500	-

Total Other Assets	11,500	-

Total Assets	$1,357,560	$1,558,087

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable and Accrued Expenses	$22,726	$7,504
Convertible Debt (net of discount of $44,810 and $0)	66,190	-
Liabilities held for discontinued operations	9	-

Total Current Liabilities	88,925	7,504

Long-Term Liabilities
Refundable Deposits	1,450	-

Total Long-Term Liabilities	1,450	-

Total Liabilities	90,375	7,504

Stockholders' Equity
Preferred stock, 20,000,000 shares authorized
Series A Preferred stock, $.001 par value, 10,000 and 0 shares issued and outstanding, respectively	10	-
Series B Preferred stock, $.001 par value, 10,000 and 0 shares issued and outstanding, respectively	10
Common stock, 300,000,000 shares authorized, $.001 par value, 8,040,625 and 7,993,125 shares issued and outstanding, respectively	8,041	7,993
Additional Paid in Capital	1,951,063	1,856,489
Accumulated Deficit	(691,939)	(313,899)

Total Stockholders' Equity	1,267,185	1,550,583

Total Liabilities and Stockholders' Equity	$1,357,560	$1,558,087

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS HOLDINGS INC AND SUBSIDIARIES
Consolidated Statements of Operations

	December 31,	December 31,
	2014	2013
Sales
Sales Revenue	$11,412	$-

Total Sales	11,412	-

Operating Expenses
Depreciation and Amortization	6,814	-
General and Administrative	280,951	69,096
Impairment loss on investment	30,000	-

Total Operating Expenses	317,765	69,096

Operating Loss	(306,353)	(69,096)

Other Income (Expense)
Interest Expense	(28,658)	(1,735)
Investment Income	296	-

Total Other Income (Expense)	(28,362)	(1,735)

Net Loss from Continuing Operations before Income Taxes	(334,715)	(70,831)

Net Loss from Continuing Operations	(334,715)	(70,831)

Discontinued Operations
Loss on discontinued operations - net of tax	(43,325)	(9,397)

Net Loss	$(378,040)	$(80,228)

Loss per share of common stock (basic and diluted) continuing operations	(0.01)	(0.00)

Loss per share of common stock (basic and diluted) discontinued operations	(0.04)	(0.02)

Total loss per share of common stock (basic and diluted)	$(0.05)	$(0.02)

Weighted average shares outstanding (basic and diluted)	8,030,625	4,038,519

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS HOLDINGS INC AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity

			Series A		Series B		Additional
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2012	2,633,750	2,634	-	-			147,561	(233,671)	(83,476)

Issuance of common shares for cash at $0.32 (9/30/13)	5,000,000	5,000					1,595,000		1,600,000

Issuance of common shares for cash at $0.32 (10/15/13)	250,000	250					79,750		80,000

Issuance of common shares for cash at $0.32 (12/13/13)	78,125	78					24,922		25,000

Issuance of common shares for cash at $0.32 (12/20/13)	31,250	31					9,969		10,000

Acquisition of entitiy under common control (10/25/13)							(713)		(713)

Net operating loss for the year ended 12/31/13								(80,228)	(80,228)

Balance December 31, 2013	7,993,125	7,993	-	-	-	-	1,856,489	(313,899)	1,550,583

Issuance of common shares for cash at $0.32 (1/6/14)	37,500	38					11,962		12,000

Issuance of series A preferred shares for cash at $0.10 (3/17/14)			10,000	10			990		1,000

Issuance of common shares for building improvements at $1.00 (5/9/14)	10,000	10					9,990		10,000

Beneficial conversion feature of convertible debt recorded as Additional Paid in Capital (8/22/14)							43,590		43,590

Acquisition of real estate from entity under common control (09/17/14)							(4,440)		(4,440)

Beneficial conversion feature of convertible debt recorded as Additional Paid in Capital (11/17/14)							27,492		27,492

Issuance of series B preferred shares for cash at $0.50 (11/30/14)					10,000	10	4,990		4,990

Net operating loss for the year ended 12/31/14								(378,040)	(378,040)

Balance December 31, 2014	8,040,625	8,041	10,000	10	10,000	10	1,951,063	(691,939)	1,267,175

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS HOLDINGS INC AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	December 31,	December 31,
	2014	2013
Cash Flows from Operating Activities
Net Income (Loss)	$(378,040)	$(80,228)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	6,814	-
Debt discount amortization	26,272
Impairment loss on investment	30,000
Change in Operating Assets and Liabilities:
Prepaid Expenses	2,875	(2,875)
Accounts Payable and Accrued Expenses	15,222	7,504
Refundable Deposits	1,450	-
Net Cash Used In Continuing Operating Activities	(295,407)	(75,599)

Net Cash Used In Discontinued Operating Activities	28,826	(42,666)

Net Cash Used In Operating Activities:	(266,581)	(118,265)

Cash Flows used in Investing Activities
Purchases of Property and Equipment	(327,155)	(49,328)
Deposits	(11,500)	-
Investments	(30,000)	-
Net Cash Used In Investing Activities	(368,655)	(49,328)

Net Cash Used In Discontinued Investing Activities	-	(10,584)

Net Cash Used In Investing Activities:	(368,655)	(59,912)

Cash Flows from Financing Activities
Proceeds from convertible note payable	111,000	-
Proceeds from the Issuance of Preferred Stock	6,000	-
Proceeds from the Issuance of Common Stock	12,000	1,714,287
Net Cash Provided By Continuing Financing Activities	129,000	1,714,287

Net Cash Used In Discontinued Financing Activities	-	(60,780)

Net Cash Provided By Financing Activities:	129,000	1,653,507

Net Change in Cash & Cash Equivalents	(506,236)	1,475,330

Beginning Cash & Cash Equivalents	1,475,330	-

Ending Cash & Cash Equivalents	$969,094	$1,475,330

Supplemental Disclosures of Noncash Investing and Financing Activities

Issuance of 10,000 common shares for property and equipment	$10,000	$0

Amount allocated to APIC associated with the purchase of real estate between entities under common control	$4,440	$0

Beneficial conversion feature of convertible debt recorded as Additional Paid in Capital	$71,082	$0

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014

Note 1 - Organization

Great Plains Holdings, Inc. (the “Company”) was incorporated under the laws of the state of Nevada on December 30, 1999 under the name LILM, Inc. The Company changed its name on December 3, 2013 as part of its plans to diversify its business through the acquisition and operation of commercial real estate, including but not limited to self-storage facilities, apartment buildings, 55+ senior manufactured homes communities, and other income producing properties.  Historically, the Company has principally engaged in manufacture and marketing of the LiL Marc urinal used in the training of young boys, but changed its focus to residential and commercial rental real estate as well as exploring other business opportunities.

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

Concentrations of Risk
Financial Instruments which potentially subject the Company to concentrations of risk consist primarily of cash and cash equivalents.  The Company places its cash and cash equivalents with major financial institutions.  At December 31, 2014, the Company has $621,626 in excess of federally insured limits.

Dividend Policy
The Company has not yet adopted a policy regarding dividends.

Income Taxes
The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Inventories
Inventories are stated at the lower of cost or market.  Cost is determined on a first-in, first-out (FIFO) basis and market is determined on the basis of replacement cost or net realizable value.

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014

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

Property & Equipment
Property and equipment are stated at cost.  The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the various classes of property, as follows:

Machinery & Equipment	5 to 7 years
Furniture & Fixtures	5 to 7 years
Improvements	10 to 20 years
Income Producing Properties	40 years
Building	40 years

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

Recognition of Sales Revenue
Revenue is recognized upon the completion of the sales and shipment of the product.  The product is sold via the internet and is delivered to customers or to wholesale resellers using a ground courier service.

Recognition of Rental Income
Revenue from lease of residential and commercial properties is recognized when earned with the passage of time per the terms of the leases in effect.

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

Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. As of December 31, 2014 and 2013, the Company had 2,021,858 and 0 common stock equivalents outstanding, related to the convertible notes payable.

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

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014

On September 17, 2014, the Company acquired a residential duplex located in Hanahan, South Carolina from DayBreak Capital, LLC, a related party.  The real estate was purchased for a price of $83,402. Kent Campbell, the Company’s Chief Executive Officer is the majority shareholder of DayBreak Capital, LLC. Therefore, as this was a transaction between entities under common control, the Company recorded the cost of the land and buildings at historical cost. These amounts were $16,729 for the land, and $62,233 for the buildings (total cost of $78,962). The difference between the agreed upon cost and the historical cost was recorded to additional paid-in capital ($4,440).

On October 31, 2014, the Company acquired a mobile home located in Lady Lake, Florida. The real estate and improvements located on it were acquired from an unrelated party for a purchase price of $53,000 plus customary closing costs.  The Company paid the purchase price in cash at closing.

On December 12, 2014, the Company acquired a mobile home located in Wildwood, Florida. The real estate and improvements located on it were acquired from an unrelated party for a purchase price of $29,000 plus customary closing costs.  The Company paid the purchase price in cash at closing.

On December 22, 2014, the Company acquired a mobile home located in Wildwood, Florida. The real estate and improvements located on it were acquired from an unrelated party for a purchase price of $27,000 plus customary closing costs.  The Company paid the purchase price in cash at closing.

Property and equipment are stated at cost and consist of the following categories as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Land	58,201	5,651
Furniture & Fixtures	19,832	-
Buildings	119,637	43,677
Improvements	15,861	-
Income Producing Properties	168,512	-
Assets held for discontinued operations	-	10,735
Total Property & Equipment	382,043	60,063
Less: Accumulated Depreciation & Amortization	(6,814)	-

Net Property and Equipment	375,229	60,063

Note 4 - Long Term Investments and Deposits

On April 10, 2014, the Company purchased for a price of $30,000 a 1.67% interest in Texstar Preferred Partner Joint Venture III, LP (“Texstar”).  Texstar owns a 60% net revenue interest in the Engleke Lease, an oil and gas lease covering the Austin Chalk, Eagle Ford and Buda reservoirs located in the Luling-Banyon field area in Guadalupe County, Texas. This lease contains 14 oil and gas wells that are employing re-stimulation and secondary recovery efforts with targeted remaining recoverable reserves of 2,990,000 barrels of oil. This investment is accounted for using the cost method of accounting.  At December 31, 2014, the Company noted indicators of impairment due to the return on the investment not being what was anticipated. Accordingly, the Company performed an impairment analysis and based on that analysis determined the investment was fully impaired. Therefore, the Company recorded an impairment loss on this investment of $30,000 for the year ended December 31, 2014.

On December 10, 2014, the Company entered into a securities purchase (with subsequent amendment dated January 30, 2015) and royalty agreement with Bonjoe Gourmet Chips, LLC, (“Bonjoe”) a Florida limited liability company, and its members Joseph Trudel and Gilbert Hess.  The Company delivered $11,500 under the royalty agreement, which amount will be applied towards the purchase price of Bonjoe upon closing pursuant to the securities purchase agreement.  The exchange is expected to be complete in May 2015.  Completion of the closing is conditioned upon several factors, including the termination of the December 10, 2014 royalty agreement.

Note 5 - Convertible Debt

On August 22, 2014, the Company entered into a securities purchase agreement with KBM Worldwide, Inc. (“KBM”), whereby KBM agreed to invest $68,000 into the Company in exchange for the Company’s issuance of a convertible promissory note, which bears interest at 8% per annum.  All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is May 18, 2015.  The Note is convertible by KBM into common stock of the Company at any time during the conversion period, which begins February 18, 2015 (180 days after the issuance) and ends May 18, 2015 (at maturity).  The conversion price for each share is 61% multiplied by the lowest average three day market price of the Common Stock during the ten trading days prior to the relevant notice of conversion.

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014

On November 17, 2014, the Company entered into a securities purchase agreement with KBM Worldwide, Inc., whereby KBM agreed to invest $43,000 into the Company in exchange for the Company’s issuance of a convertible promissory note, which bears interest at 8% per annum.  All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is August 19, 2015.  The Note is convertible by KBM into common stock of the Company at any time during the conversion period, which begins May 16, 2015 (180 days after the issuance) and ends August 19, 2015 (at maturity).  The conversion price for each share is 61% multiplied by the lowest average three day market price of the Common Stock during the ten trading days prior to the relevant notice of conversion.

We determined the conversion feature associated with these convertible notes should be accounted for under ASC 470, whereby a debt discount is recorded based on the intrinsic value. As such, we recorded a debt discount of $43,590 on August 22, 2014 and $27,492 for the notes described above. Amortization of the beneficial conversion feature triggered by this convertible note is reported as interest expense on the income statement.  A total of $28,658 was recorded as interest expense for the year ended December 31, 2014 ($0 for 2013), of which $26,272 related to debt discount amortization and $2,386 related to stated interest.

Note 6 - Stockholders’ Equity

The company has authorized 320,000,000 shares, of which 300,000,000 are Common Stock, par value $0.001 per share with 8,040,625 shares of Common Stock issued and outstanding and 20,000,000 shares of Preferred Stock, par value $0.001 per share, with 1,000,000 shares designated as Series A Preferred Stock, $0.001 par with 10,000 shares of Series A Preferred Stock issued and outstanding, and 10,000 shares designated as Series B Preferred Stock, $.001 par value with 10,000 shares of Series B Preferred issued and outstanding as of December 31, 2014.

The Series A Preferred Stock has the following designations, rights, and preferences:

•	The stated value of each shares is $0.001;

•	Each share shall entitle the holder thereof to 300 votes on all matters submitted to a vote of the stockholders of the Company;

•
Except as otherwise provided in the Certificate of Designation, the Company’s Articles, or by law, the holders of Series A Preferred Stock shall have general voting rights and shall vote together as one class, with all holders of shares of any other capital stock of the Company, on all matters submitted to a vote of stockholders of the Company; and,

•	The holders of the Series A Preferred Stock shall not have any conversion rights.

The Series B Preferred Stock has the following designations, rights, and preferences:

•	The stated value of each shares is $0.001;

•
Each share shall entitle the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Company.  In the event that such votes do not total at least 51% of all votes, then the votes cast by the holders of the Series B preferred stock shall equal to 51% of all votes cast at any meeting of the Company’s stockholders or any issue put to the stockholders for voting;

•
Except as otherwise provided in the Certificate of Designation, the Company’s Articles, or by law, the holders of Series B Preferred Stock shall have general voting rights and shall vote together as one class, with all holders of shares of any other capital stock of the Company, on all matters submitted to a vote of stockholders of the Company; and,

•	The holders of the Series B Preferred Stock are not entitled to dividends or distributions.

On May 3, 2014, the Company issued 10,000 shares of its common stock for the acquisition of assets classified as Buildings & Improvements. These shares were valued based on the fair value of service provided ($10,000).

During the year ended December 31, 2014, the Company issued 37,500 common shares for cash of $12,000; 10,000 series A preferred shares for cash of $1,000; 10,000 common shares for services, valued at $10,000; and 10,000 series B preferred shares for cash of $5,000.

During the year ended December 31, 2013, the Company issued 5,359,375 common shares for cash of $1,715,000.

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014

Note 7 - Significant Transactions with Related Parties

On September 26, 2013, the Company sold 5,000,000 of its unregistered common stock to Kent Campbell, its Chief Executive Officer and a Director for a purchase price of $0.32 per share for a total of $1,600,000.

On March 17, 2014, the Company sold to: (i) Kent Campbell, its Chief Executive Officer, 6,000 shares of its unregistered preferred stock for a purchase price of $0.10 per share for a total of $600; and, (ii) Denis Espinoza, its Chief Operations Officer, 4,000 shares of its unregistered preferred stock for a purchase price of $0.10 per share for a total of $400.

On September 17, 2014, the Company acquired a residential duplex located in Hanahan, South Carolina from DayBreak Capital, LLC, a related party.  The real estate was purchased for a price of $83,402. Kent Campbell, the Company’s Chief Executive Officer is the majority shareholder of DayBreak Capital, LLC. Therefore, as this was a transaction between entities under common control, the Company recorded the cost of the land and buildings at historical cost. These amounts were $16,729 for the land, and $62,233 for the buildings (total cost of $78,962). The difference between the agreed upon cost and the historical cost was recorded to additional paid-in capital ($4,440).

On November 30, 2014, the Company sold to: (i) Kent Campbell, its Chief Executive Officer, 10,000 shares of its unregistered series B preferred stock for a purchase price of $0.50 per share for a total of $5,000.

Note 8 - Discontinued Operations

On December 31, 2014, the Board of Directors committed to a plan to discontinue operations of its subsidiary Lil Marc, Inc. (“Lil Marc”).  Lil Marc manufactures, markets and sells the LiL Marc, a plastic boys’ toilet-training device.  Due to declining sales and a competitor selling the same product for a price below the Company’s cost, the Company discontinued this business.  This decision represents a strategic shift in operations to focus efforts and resources on its real estate operations, oil and gas leasing property, and other business opportunities.

The assets and liabilities held for discontinued operations presented on the balance sheet as of December 31, 2014 consisted of the following:

	December 31, 2014	December 31, 2013
Assets:
Cash and Cash Equivalents	1,200	3,822
Accounts Receivable	537	285
Inventory	-	15,712
Total Current Assets	1,737	19,819

Property and Equipment (net of depreciation)	-	10,735
Net Property and Equipment	-	10,735

Current Liabilities:
Accounts Payable	9	-
Total Current Liabilities	9	-

The losses from discontinued operations presented in the income statement for the year ended December 31, 2014 consisted of the following:

	December 31, 2014	December 31, 2013
Revenue	16,074	13,783
Cost of Goods Sold	(12,972)	(1,628)
Gross Profit	3,102	12,155
Operating Expenses:
Royalty Expense	-	(365)
Depreciation and Amortization	(2,457)	(869)
General and Administrative	(23,863)	(20,319)
Total Operating Expenses	(26,320)	(21,553)
Net Loss on Asset Disposal	(20,106)	-

Net Loss before Income Taxes	(43,325)	(9,397)
Income Tax Benefit	-	-
Net Loss from Discontinued Operations	(43,325)	(9,397)

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014

Note 9 – Income Taxes

On December 31, 2014, the Company had a net operating loss available for carryforward of $639,962. The income tax benefit of approximately $217,560 from the carryforward has been fully offset by a valuation allowance as we have determined the ability to use the future tax benefit is doubtful.  The net operating loss will expire starting in 2020.

Year Ended	Estimated NOL Carryforward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
2000	8,867	2020	3,015	(3,015)	-
2001	13,537	2021	4,603	(4,603)	-
2002	13,858	2022	4,712	(4,712)	-
2003	18,081	2023	6,148	(6,148)	-
2004	1,731	2024	589	(589)	-
2005	12,692	2025	4,315	(4,315)	-
2006	15,821	2026	5,379	(5,379)	-
2007	19,881	2027	6,760	(6,760)	-
2008	14,674	2028	4,989	(4,989)	-
2009	16,971	2029	5,770	(5,770)	-
2010	13,493	2030	4,588	(4,588)	-
2011	11,825	2031	4,021	(4,021)	-
2012	20,263	2032	6,889	(6,889)	-
2013	80,228	2033	27,278	(27,278)	-
2014	378,040	2034	128,534	(128,534)	-
	$639,962		$217,590	$(217,590)	$-

The total valuation allowance as of December 31, 2014 was $217,590, which increased by $128,534 for the year ended December 31, 2014.

As of December 31, 2014 and 2013, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2014, and 2013 and no interest or penalties have been accrued as of December 31, 2014 and 2013. As of December 31, 2014 and 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2012 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

Note 10 - Subsequent Events

During February 2015, the Company issued 281,030 shares of its unregistered common stock valued at a conversion price of $0.04 per share in exchange for conversion of debt in the principal amount of $12,000.

Effective as of March 7, 2015, the Company agreed to acquire a mobile home park in Haines City Florida for $425,000 payable $165,000 in cash at closing and the balance by way of a purchase money mortgage to be held by the seller, an unaffiliated third party. The expected closing date is June 1, 2015 subject to completion of inspections by the Company and other closing conditions set forth in the agreement entered into between the Company and the seller.

On March 9, 2015, the Company acquired a residential duplex located in Hanahan, South Carolina from DayBreak Capital, LLC, a related party.  The real estate was purchased for a price of $65,976.