Form 10-Q
period 2015-03-31
Great Plains Holdings, Inc.
filed 2015-05-15
CIK 1357671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]      No  [X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 13, 2015
Common Stock, $0.001 par value	8,321,655

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A - “Risk Factors” of our Annual Report of Form 10-K for the year ended December 31, 2014.

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

PART  I   —   FINANCIAL INFORMATION

Item 1.   Financial Statements

GREAT PLAINS HOLDINGS INC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(UNAUDITED)
Assets
Current Assets
Cash and Cash Equivalents	$643,657	$969,094
Assets held for discontinued operations	4,677	1,737

Total Current Assets	648,334	970,831

Property and Equipment
Property and Equipment	381,163	323,842
Less: Accumulated Depreciation	(10,000)	(6,814)
Land	72,105	58,201

Net Property and Equipment	443,268	375,229

Other Assets
Deposits	5,000	11,500

Total Other Assets	5,000	11,500

Total Assets	$1,096,602	$1,357,560

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$195	$22,726
Convertible Debt (net of discount of $0 and $44,810)	-	66,190
Liabilities held for discontinued operations	-	9

Total Current Liabilities	195	88,925

Long-Term Liabilities
Refundable Deposits	1,950	1,450

Total Long-Term Liabilities	1,950	1,450

Total Liabilities	2,145	90,375

Stockholders' Equity
Preferred stock, 20,000,000 shares authorized
Series A Preferred stock, $.001 par value, 10,000 and 10,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock, $.001 par value,10,000 and 10,000 shares issued and outstanding, respectively	10	10
Common stock, 300,000,000 shares authorized, $.001 par value, 8,321,655 and 8,040,625 shares issued and outstanding, respectively	8,322	8,041
Additional Paid in Capital	1,961,592	1,951,063
Accumulated Deficit	(875,477)	(691,939)

Total Stockholders' Equity	1,094,457	1,267,185

Total Liabilities and Stockholders' Equity	$1,096,602	$1,357,560

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS HOLDINGS INC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2015	2014
Sales
Rent Revenue	$11,097	$1,350

Total Sales	11,097	1,350

Operating Expenses
Depreciation and Amortization	3,186	1,102
General and Administrative	99,978	60,337
Impairment loss on investment	17,788	-

Total Operating Expenses	120,952	61,439

Operating Loss	(109,855)	(60,089)

Other Income (Expenses)
Interest Expense	(76,912)	-
Investment Income	281	-

Total Other Income (Expenses)	(76,631)	-

Net Loss from Continuing Operations before Income Taxes	(186,486)	(60,089)

Net Loss from Continuing Operations	(186,486)	(60,089)

Discontinued Operations
Income (Loss) on discontinued operations - net of tax	2,948	(6,167)

Net Loss	$(183,538)	$(66,256)

Loss per share of common stock (basic and diluted) continuing operations	(0.02)	(0.01)

Loss per share of common stock(basic and diluted) discontinued operations	0.00	(0.00)

Total loss per share of common stock (basic and diluted)	$(0.02)	$(0.01)

Weighted average shares outstanding (basic and diluted)	8,146,160	8,030,625

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS HOLDINGS INC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2015	2014
Cash Flows from Operating Activities
Net Income (Loss)	$(183,538)	$(66,256)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	3,186	1,716
Debt discount amortization	44,809	-
Impairment loss on investment	17,788
Change in Operating Assets and Liabilities:
Prepaid Assets	-	2,875
Interest Receivable	(88)	(600)
Accounts Payable and Accrued Expenses	(22,531)	(7,504)
Refundable Deposits	500	-
Net Cash Used In Continuing Operating Activities	(139,874)	(69,769)

Net Cash Used In Discontinued Operating Activities	(2,948)	1,365

Net Cash Used In Operating Activities:	(142,822)	(68,404)

Cash Flows from Investing Activities
Purchases of Property and Equipment	(72,416)	(117,229)
Deposits	(5,000)	-
Payment for Loan	(6,200)	-
Net Cash Used In Continuing Financing Activities	(83,616)	(117,229)

Net Cash Used In Discontinued Financing Activities	-	-

Net Cash Used In Investing Activities:	(83,616)	(117,229)

Cash Flows from Financing Activities
Repayment of Convertible Debt	(98,999)	-
Proceeds from the Issuance of Preferred Stock	-	1,000
Proceeds from the Issuance of Common Stock	-	12,000
Net Cash Provided By (Used In) Continuing Financing Activities	(98,999)	13,000

Net Cash Used In Discontinued Financing Activities	-	-

Net Cash Provided By (Used In) Financing Activities:	(98,999)	13,000

Net Change in Cash & Cash Equivalents	(325,437)	(172,633)

Beginning Cash & Cash Equivalents	969,094	1,479,152

Ending Cash & Cash Equivalents	$643,657	$1,306,519

CASH PAID FOR:

Interest	$34,489	$0
Taxes	$-	$0

Supplemental Disclosures of Noncash Investing and Financing Activities

Amount allocated to APIC associated with the purchase of real estate between entities under common control	$(1,190)	$0

Stock issued upon conversion of debt to equity	$12,000	$0

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015

Note 1 - Organization

Great Plains Holdings, Inc. (the “Company”) was incorporated under the laws of the state of Nevada on December 30, 1999 under the name LILM, Inc. The Company changed its name on December 3, 2013 as part of its plans to diversify its business through the acquisition and operation of commercial real estate, including but not limited to self-storage facilities, apartment buildings, 55+ senior manufactured homes communities, and other income producing properties.  Historically, the Company has principally engaged in manufacture and marketing of the LiL Marc urinal used in the training of young boys, but is changing its focus to residential and commercial rental real estate as well as exploring other business opportunities.

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

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

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

Concentrations of Risk
Financial Instruments which potentially subject the Company to concentrations of risk consist primarily of cash and cash equivalents.  The Company places its cash and cash equivalents with major financial institutions.  At March 31, 2015, the Company has $376,606 in excess of federally insured limits.

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

Impairment of Long-lived Assets
The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015

Long Term Investments
Non-marketable equity investments are carried at cost.  Investments held by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the investment may not be recoverable.  In the event that facts and circumstances indicate that the cost may be impaired, an evaluation of recoverability would be performed. Impairment expense of $17,788 and $0 has been recorded on long-lived assets for the periods ended March 31, 2015 and 2014, respectively.

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

Property & Equipment
Property and equipment are stated at cost.  The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the various classes of property, as follows:

Machinery & Equipment	5 to 7 years
Furniture & Fixtures	5 to 7 years
Improvements	10 to 20 years
Building	40 years
Income Producing Properties	40 years

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

Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. As of March 31, 2015 and 2014, there were 0 common stock equivalents outstanding.

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

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015

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

On March 9, 2015, the Company acquired a residential duplex located in Hanahan, South Carolina from DayBreak Capital, LLC, a related party.  The real estate was purchased for a price of $66,815. Kent Campbell, the Company’s Chief Executive Officer is the majority shareholder of DayBreak Capital, LLC. Therefore, as this was a transaction between entities under common control, the Company recorded the cost of the land and buildings at historical cost. These amounts were $13,904 for the land, and $51,721 for the buildings (total cost of $65,625). The difference between the agreed upon cost and the historical cost was recorded to additional paid-in capital ($1,190).

Property and equipment are stated at cost and consist of the following categories as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Land	72,105	58,201
Furniture & Fixtures	19,832	19,832
Buildings	119,637	119,637
Improvements	21,461	15,861
Income Producing Properties	220,233	168,512
Total Property & Equipment	453,268	382,043
Less: Accumulated Depreciation & Amortization	(10,000)	(6,814)

Net Property and Equipment	443,268	375,229

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

On December 10, 2014, the Company entered into a securities purchase (with subsequent amendment dated January 30, 2015) and royalty agreement with Bonjoe Gourmet Chips, LLC, (“Bonjoe”) a Florida limited liability company, and its members Joseph Trudel and Gilbert Hess.  The Company delivered $11,500 under the original agreement, which was being held as a deposit until the exchange was complete. Additionally, the Company provided Bonjoe with a $6,200 working capital loan that accrued interest of $88 through March 31, 2015. As of March 31, 2015, the Company determined it would no longer pursue this opportunity and therefore determined an impairment loss was necessary. The Company recorded a related impairment loss of $17,788, as of March 31, 2015.

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015

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

We determined the conversion feature associated with these convertible notes should be accounted for under ASC 470, whereby a debt discount is recorded based on the intrinsic value. As such, we recorded a debt discount of $43,590 on August 22, 2014 and $27,492 for the notes described above. Amortization of the beneficial conversion feature triggered by this convertible note is reported as interest expense on the income statement. A total of $28,658 was recorded as interest expense for the year ended December 31, 2014, of which $26,272 related to debt discount amortization and $2,386 related to stated interest. A total of $50,621 was recorded as interest expense through March 19, 2015 (date notes were paid off – see below), of which $18,518 related to debt discount amortization, $1,314 related to stated interest, and $30,789 related to a prepayment premium.

On February 23, 2015, the Company issued 281,080 shares of common stock upon receipt of a conversion request from KBM, for $12,000 in convertible debt, associated with the August 22, 2014 promissory note.

On March 19, 2015, the Company paid both notes in full (including accrued interest) with available cash in the operating account. The remaining debt discount was amortized to interest expense ($26,291).

Note 6 - Stockholders’ Equity

The company has authorized 320,000,000 shares, of which 300,000,000 are Common Stock, par value $0.001 per share with 8,321,655 shares of Common Stock issued and outstanding and 20,000,000 shares of Preferred Stock, par value $0.001 per share, with 1,000,000 shares designated as Series A Preferred Stock, $0.001 par with 10,000 shares of Series A Preferred Stock issued and outstanding, and 10,000 shares designated as Series B Preferred Stock, $0.001 par with 10,000 shares of Series B Preferred issued and outstanding as of December 31, 2014.

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
March 31, 2015

During the year ended December 31, 2014, the Company issued 37,500 common shares for cash of $12,000; 10,000 series A preferred shares for cash of $1,000; 10,000 common shares for services, valued at $10,000; and 10,000 series B preferred shares for cash of $5,000.

On February 23, 2015, the Company issued 281,030 shares of common stock upon receipt of a conversion request from KBM, for $12,000 in convertible debt, associated with the August 22, 2014 promissory note.

Note 7 - Significant Transactions with Related Parties

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

On March 9, 2015, the Company acquired a residential duplex located in Hanahan, South Carolina from DayBreak Capital, LLC, a related party.  The real estate was purchased for a price of $66,815. Kent Campbell, the Company’s Chief Executive Officer is the majority shareholder of DayBreak Capital, LLC. Therefore, as this was a transaction between entities under common control, the Company recorded the cost of the land and buildings at historical cost. These amounts were $13,904 for the land, and $51,721 for the buildings (total cost of $65,625). The difference between the agreed upon cost and the historical cost was recorded to additional paid-in capital ($1,190).

Note 8 - Discontinued Operations

On December 31, 2014, the Board of Directors committed to a plan to discontinue operations of its subsidiary Lil Marc, Inc. (“Lil Marc”).  Lil Marc manufactures, markets and sells the LiL Marc, a plastic boys’ toilet-training device.  Due to declining sales and a competitor selling the same product for a price below the Company’s cost, the Company intends to discontinue this business.  This decision represents a strategic shift in operations to focus efforts and resources on its real estate operations, oil and gas leasing property, and other business opportunities.

The assets and liabilities held for discontinued operations presented on the balance sheet as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	Dec. 31
Assets:	2015	2014
Cash and Cash Equivalents	4,677	1,200
Accounts Receivable	0	537
Total Current Assets	4,677	1,737

Current Liabilities:
Accounts Payable	0	9
Total Current Liabilities	0	9

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015

The losses from discontinued operations presented in the income statement for the three months ended March 31, 2015 and the three months ended March 31, 2014 consisted of the following:

	March 31,	March 31,
	2015	2014
Revenue	8,312	5,035
Cost of Goods Sold	(3,712)	(1,418)
Gross Profit	4,600	3,617
Operating Expenses:
Depreciation and Amortization	-	(614)
General and Administrative	(1,652)	(9,170)
Total Operating Expenses	(1,652)	(9,784)

Net Income (Loss) before Income Taxes	2,948	(6,167)
Income Tax Benefit	-	-
Net Income (Loss) from Discontinued Operations	2,948	(6,167)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

OVERVIEW

We are engaged in the acquisition and operation of commercial real estate and have acquired a portfolio of income producing properties. In addition, we are seeking opportunistic acquisitions in varying businesses to diversify our revenue streams and increase hard assets and value. Historically, we had been engaged in the manufacture and marketing of the LiL Marc, a plastic boys’ toilet-training device which we discontinued as of December 31, 2014.

Real Estate

As part of our real estate investment strategy, from December 2013 through the date of this report we acquired a total of seven properties, five are in Florida and two are in South Carolina, for a total net investment of approximately $453,268. The following table provides a summary of our portfolio of properties.  The estimated useful lives of the buildings and improvement related to these assets is generally between 5 and 40 years.

Property Portfolio - Summary Information

Location	Property Type	Investment Amount	Percentage Leased/Occupied	Monthly Rent	Aprox. Size (Sq. feet)

4060 NE 95th Road, Wildwood, FL	Office Bldg.	$93,654	100%	$950.00	1,400
4090 NE 95th Road, Wildwood, FL	Residential	57,008	100%	450.00	720
13537 CR 109E-1, Lady Lake, FL	Residential	61,879	100%	700.00	1200
5913A Tampa, Hanahan, SC	Residential	39,481	100%	475.00	625
5913B Tampa, Hanahan, SC	Residential	39,481	100%	575.00	625
806 Oakwood Cir, Wildwood, FL	Residential	27,283	100%	575.00	700
921 Village Dr, Wildwood, FL	Residential	35,499	100%	500.00	800
4060A NE 95th Road, Wildwood, FL	Office/Warehouse	33,358	(a)		800
5915A Tampa, Hanahan, SC	Residential	32,813	100%	575.00	625
5915B Tampa, Hanahan, SC	Residential	32,812	100%	575.00	625
Total as of March 31, 2015		$453,268	100%	$5,375.00

(a) Used as our office/warehouse.

Outlook and Trends. Prices of properties in the U.S. real estate market have continued to rebound in 2014 and into the first quarter of 2015 and we expect the trend to continue in the remaining quarters in 2015.  Increasing prices have created more challenges as the real estate market is demanding a premium in areas that are showing the most strength.  Given these challenges, among other factors, we agreed to terminate without cost the previously disclosed agreement to purchase a residential mobile home park in Haines City, Florida on March 30, 2015.

We continue our efforts to expand our real estate holdings through the acquisition and operation of additional commercial real estate properties, including but not limited to self-storage facilities, apartment buildings, 55+ senior manufactured homes communities, and other income-producing properties. During the remaining quarters of 2015 we will, however, evaluate the returns from our real estate operations and potential returns from other opportunistic businesses or industries that we plan to explore and evaluate strategic alternatives for our real estate operations in light of other opportunities we may identify. The number of properties that we may purchase will depend on the amount of funds we have or are able to borrow, the price we pay for the properties we purchase and our evaluation of other opportunistic businesses or industries.

Overall, the outlook remains positive despite these challenges and we are well positioned to make future acquisitions as a result of our cash and ability to borrow funds for a suitable acquisition.

Bonjoe Gourmet Chips

On April 20, 2015 we terminated our previously reported agreement to acquire an interest in Bonjoe Gourmet Chips LLC (“Bonjoe”) because of the unfavorable results of an in-store marketing campaign for its gourmet chips. No termination fees or penalties were incurred by us as part of the termination and we are seeking repayment of the $6,200 we lent Bonjoe as part of the marketing campaign. The royalty payment agreement we entered into with Bonjoe dated December 10, 2014 remains in effect.

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

Comparison of the Three Months Ended March 31, 2015 and March 31, 2014

Revenue

Total revenue increased $9,747 to $11,097 for the three months ended March 31, 2015 compared to $1,350 in the same period in fiscal 2014. This increase in total revenue is primarily due to revenues generated from our real estate acquisitions listed above.

Operating Expenses

Total operating expenses for the three months ended March 31, 2015 increased by $59,513 to $120,952, compared to the same period in fiscal 2014 primarily as a result of an increase of $39,641 in general and administrative expenses related to property and other acquisition costs and accounting and legal fees, a $17,788 impairment loss on our investment in Bonjoe and a $2,084 increase in depreciation and amortization related to our recent real estate acquisitions. We expect a slight increase in our operating expenses as we continue to ramp up our real estate acquisitions and maintain our real estate portfolio.

Other Expenses

Other expenses for the three months ended March 31, 2015 increased by $76,631 to $76,361, compared to in the same period in fiscal 2014 primarily as a result of interest expenses stemming from our increased borrowings partially offset by investment income of $281. We expect our interest expenses to decrease substantially as we have paid off all current borrowings and any future borrowings will vary depending on the amount of properties we acquire and debt financing, if any.

Discontinued Operations

The income on discontinued operations for the three months ended March 31, 2015 increased by $9,115 to $2,948 compared to a loss of $6,167 in the same period in fiscal 2014 as a result of our sales of remaining Lil Marc inventory.

Net Loss

The net loss for the three months ended March 31, 2015 was $183,538, an increase of $117,282 compared to the same period in fiscal 2014, primarily as a result of the increases in expenses discussed above, loss from discontinued operations, partially offset by an increase in revenues related to our real estate acquisitions.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements.  As of March 31, 2015, our working capital amounted to $648,139, a reduction of $233,767 as compared to working capital of $881,906 as of December 31, 2014. This decrease is primarily a result of our loss of $183,538 and $72,416 used for acquisition of real estate. Working capital at March 31, 2015 included primarily cash and cash equivalents of $643,657.

Net cash used in continuing operating activities was $139,874 during the three months ended March 31, 2015 compared to $69,769 in the same period in fiscal 2014. The increase in cash used in continuing operating activities is primarily attributable to our net loss and a decrease in accounts payable and accrued expenses, partially offset by debt discount amortization and impairment loss on investment.

Net cash used in discontinued operating activities was $2,948 during the three months ended March 31, 2015 compared to net cash provided by discontinued operating activities of $1,365 in the same period in fiscal 2014. The increase in cash used in discontinued operating activities is primarily attributable to selling off existing inventory from its discontinued operations.

Net cash used investing activities during the three months ended March 31, 2015 was $83,616 compared to $117,229 in the same period in fiscal 2014. The decrease was primarily a result of a reduction in the amount of purchases of property and an increase in a loan to Bonjoe.

Net cash used in financing activities during the three months ended March 31, 2015 was $98,999 compared to cash provided by investing activities of $13,000 in the same period in fiscal 2014. The increase was primarily a result of payment of a convertible debt partially offset by an absence of proceeds from sale of common and preferred stock in fiscal 2014.

Cash paid for interest during the three months ended March 31, 2015 was $34,489 compared to $0 in the same period in 2014 as a result of interest paid on our convertible debt which was paid in full during the quarter ended March 31, 2015.

We allocated $11,719 to additional paid in capital as a result of our issuance of common stock upon conversion of convertible debt reduced by $1,190 as a result of our purchase of real estate from an entity under common control.

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

On November 17, 2014, the Company entered into a securities purchase agreement with KBM, whereby KBM agreed to invest $43,000 into the Company in exchange for the Company’s issuance of a convertible promissory note, which bears interest at 8% per annum.  All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is August 19, 2015.  The Note is convertible by KBM into common stock of the Company at any time during the conversion period, which begins May 16, 2015 (180 days after the issuance) and ends August 19, 2015 (at maturity).  The conversion price for each share is 61% multiplied by the lowest average three day market price of the Common Stock during the ten trading days prior to the relevant notice of conversion.

On February 23, 2015, the Company issued 281,030 shares of its common stock upon receipt of a conversion request from KBM, for $12,000 of principal amount due under the convertible promissory note we issued to KBM on August 22, 2014.

On March 19, 2015, we paid off the convertible promissory notes held by KBM in the principal amount of $99,000 held by KBM along with accrued interest of $3,681 and a prepayment premium of $30,808.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Related Party Transactions

We have specified the following person and entity as related parties with ending balances as of March 31, 2015:

On’ March 9, 2015, the Company acquired a residential duplex located in Hanahan, South Carolina from DayBreak Capital, LLC, a related party. The real estate was purchased for a price of $66,815.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and chief financial officer, have concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective for the reasons discussed below.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of March 31, 2015:

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

Changes internal Control.

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On February 23, 2015, the Company issued 281,080 shares of its common stock upon receipt of a conversion request from KBM, for $12,000 of principal amount due under the convertible promissory note we issued to KBM on August 22, 2014.

The shares of Common Stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 3(a)(9) of the Securities Act of 1933, as amended, (“Securities Act”).

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

*  Filed herewith.
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report on Form 10-Q for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Plains Holding, Inc.

Date: April 15, 2015	By: /s/ Kent Campbell
Kent Campbell
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer Principal Financial and Accounting Officer)