Form 10-Q
period 2015-06-30
Great Plains Holdings, Inc.
filed 2015-08-14
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 8, 2015
Common Stock, $0.001 par value	8,321,655

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT PLAINS HOLDINGS INC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(UNAUDITED)
Assets
Current Assets
Cash and Cash Equivalents	$611,189	$969,094
Assets held for discontinued operations	6,648	1,737

Total Current Assets	617,837	970,831

Property and Equipment
Property and Equipment	390,950	323,842
Less: Accumulated Depreciation	(13,393)	(6,814)
Construction in Progress	4,355	-
Land	72,105	58,201

Net Property and Equipment	454,017	375,229

Other Assets
Deposits	-	11,500

Total Other Assets	-	11,500

Total Assets	$1,071,854	$1,357,560

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable and Accrued Expenses	$195	$22,726
Convertible Debt (net of discount of $0 and $44,810)	-	66,190
Liabilities held for discontinued operations	20	9

Total Current Liabilities	215	88,925

Long-Term Liabilities
Refundable Deposits	1,950	1,450

Total Long-Term Liabilities	1,950	1,450

Total Liabilities	2,165	90,375

Stockholders’ Equity
Preferred stock, 20,000,000 shares authorized
Series A Preferred stock, $.001 par value, 10,000 and 10,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock, $.001 par value, 10,000 and 10,000 shares issued and outstanding, respectively	10	10
Common stock, 300,000,000 shares authorized, $.001 par value, 8,321,655 and 8,040,625 shares issued and outstanding, respectively	8,322	8,041
Additional Paid in Capital	1,961,592	1,951,063
Accumulated Deficit	(900,245)	(691,939)

Total Stockholders’ Equity	1,069,689	1,267,185

Total Liabilities and Stockholders’ Equity	$1,071,854	$1,357,560

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS HOLDINGS INC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Sales
Sales Revenue	$13,606	$684	$24,703	$2,034

Total Sales	13,606	684	24,703	2,034

Operating Expenses
Depreciation and Amortization	3,393	1,659	6,579	2,761
General and Administrative	41,932	52,846	141,910	123,183
Impairment loss on investment	-	-	17,788	-

Total Operating Expenses	45,325	54,505	166,277	125,944

Operating Loss	(31,719)	(53,821)	(141,574)	(123,910)

Other Income (Expenses)
Interest Expense	-	-	(76,912)	-
Investment Income	-	-	281	-
Other Income	1,000	-	1,000	-

Total Other Income (Expenses)	1,000	-	(75,631)	-

Net Loss from Continuing Operations before Income Taxes	(30,719)	(53,821)	(217,205)	(123,910)

Net Loss from Continuing Operations	(30,719)	(53,821)	(217,205)	(123,910)

Discontinued Operations
Income (Loss) on discontinued operations - net of tax	5,951	208	8,899	(5,959)

Net Loss	$(24,768)	$(53,613)	$(208,306)	$(129,869)

Loss per share of common stock (basic and diluted) continuing operations	(0.00)	(0.01)	(0.03)	(0.02)

Loss per share of common stock (basic and diluted) discontinued operations	0.00	0.00	0.00	(0.00)

Total loss per share of common stock (basic and diluted)	$(0.00)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding (basic and diluted)	8,321,655	8,030,625	8,239,364	8,030,625

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS HOLDINGS INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities
Net Income (Loss)	$(208,306)	$(129,869)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	6,579	2,761
Debt discount amortization	44,809	-
Impairment loss on investment	17,788	-
Change in Operating Assets and Liabilities:
Prepaid Assets	-	2,875
Loan Receivable	(88)	-
Accounts Payable and Accrued Expenses	(22,511)	(7,488)
Refundable Deposits	500	500
Net Cash Used In Continuing Operating Activities	(161,229)	(131,221)

Net Cash Provided By (Used In) Discontinued Operating Activities	(4,920)	5,959

Net Cash Used In Operating Activities:	(166,149)	(125,262)

Cash Flows from Investing Activities
Purchases of Property and Equipment	(86,557)	(124,691)
Investments	-	(34,000)
Loans Advanced	(6,200)	-
Net Cash Used In Continuing Investing Activities	(92,757)	(158,691)

Net Cash Used In Discontinued Investing Activities	-	-

Net Cash Used In Investing Activities:	(92,757)	(158,691)

Cash Flows from Financing Activities
Repayment of Convertible Debt	(98,999)	-
Proceeds from the Issuance of Preferred Stock	-	1,000
Proceeds from the Issuance of Common Stock	-	12,000
Net Cash Provided By (Used In) Continuing Financing Activities	(98,999)	13,000

Net Cash Used In Discontinued Financing Activities	-	-

Net Cash Provided By (Used In) Financing Activities:	(98,999)	13,000

Net Change in Cash & Cash Equivalents	(357,905)	(270,953)

Beginning Cash & Cash Equivalents	969,094	1,475,331

Ending Cash & Cash Equivalents	$611,189	$1,204,378

CASH PAID FOR:

Interest	$34,489	$0
Taxes	$-	$0

Supplemental Disclosures of Noncash Investing and Financing Activities

Amount allocated to APIC associated with the purchase of real estate between entities under common control	$(1,190)	$0

Beneficial conversion feature of convertible debt cleared upon payoff against Additional Paid in Capital	$12,000	$0

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

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

Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

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

Concentrations of Risk

Financial Instruments which potentially subject the Company to concentrations of risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with major financial institutions. At June 30, 2015, the Company has $347,954 in excess of federally insured limits.

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

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

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

Long Term Investments

Non-marketable equity investments are carried at cost. Investments held by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the investment may not be recoverable. In the event that facts and circumstances indicate that the cost may be impaired, an evaluation of recoverability would be performed. Impairment expense of $17,788 and $0 has been recorded on long-lived assets for the periods ended June 30, 2015 and 2014, respectively.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. As of June 30, 2015 and 2014, there were no common stock equivalents outstanding.

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

June 30, 2015

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

Property and equipment are stated at cost and consist of the following categories as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Land	72,105	58,201
Furniture & Fixtures	21,885	19,832
Buildings	119,637	119,637
Improvements	24,705	15,861
Income Producing Properties	224,723	168,512
Total Property & Equipment	463,055	382,043
Construction in Progress	4,355	0
Less: Accumulated Depreciation & Amortization	(13,393)	(6,814)

Net Property and Equipment	454,017	375,229

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

Notes to Condensed Consolidated Financial Statements

June 30, 2015

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

Note 6 - Stockholders’ Equity

As of June 30, 2015, the Company has authorized 320,000,000 shares, of which 300,000,000 are Common Stock, par value $0.001 per share with 8,321,655 shares of Common Stock issued and outstanding and 20,000,000 shares of Preferred Stock, par value $0.001 per share, with 1,000,000 shares designated as Series A Preferred Stock, $0.001 par with 10,000 shares of Series A Preferred Stock issued and outstanding, and 10,000 shares designated as Series B Preferred Stock, $.001 par with 10,000 shares of Series B Preferred issued and outstanding as of December 31, 2014.

The Series A Preferred Stock has the following designations, rights, and preferences:

●	The stated value of each shares is $0.001;

●	Each share shall entitle the holder thereof to 300 votes on all matters submitted to a vote of the stockholders of the Company;

●	Except as otherwise provided in the Certificate of Designation, the Company’s Articles, or by law, the holders of Series A Preferred Stock shall have general voting rights and shall vote together as one class, with all holders of shares of any other capital stock of the Company, on all matters submitted to a vote of stockholders of the Company; and,

●	The holders of the Series A Preferred Stock shall not have any conversion rights.

The Series B Preferred Stock has the following designations, rights, and preferences:

●	The stated value of each shares is $0.001;

●	Each share shall entitle the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Company. In the event that such votes do not total at least 51% of all votes, then the votes cast by the holders of the Series B preferred stock shall equal to 51% of all votes cast at any meeting of the Company’s stockholders or any issue put to the stockholders for voting;

●	Except as otherwise provided in the Certificate of Designation, the Company’s Articles, or by law, the holders of Series B Preferred Stock shall have general voting rights and shall vote together as one class, with all holders of shares of any other capital stock of the Company, on all matters submitted to a vote of stockholders of the Company; and,

●	The holders of the Series B Preferred Stock are not entitled to dividends or distributions.

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

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

The assets and liabilities held for discontinued operations presented on the balance sheet as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
Assets:
Cash and Cash Equivalents	6,648	1,200
Accounts Receivable	0	537
Total Current Assets	6,648	1,737

Current Liabilities:
Accounts Payable	20	9
Total Current Liabilities	20	9

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

The losses from discontinued operations presented in the income statement for the three months ended June 30, 2015 and 2014, consisted of the following:

	June 30, 2015	June 30, 2014
Revenue	13,892	3,813
Cost of Goods Sold	(6,582)	(592)
Gross Profit	7,310	3,221
Operating Expenses:
Depreciation and Amortization	-	(615)
General and Administrative	(1,359)	(2,398)
Total Operating Expenses	(1,359)	(3,013)

Net Income (Loss) before Income Taxes	5,951	208
Income Tax Benefit	-	-
Net Income (Loss) from Discontinued Operations	5,951	208

The losses from discontinued operations presented in the income statement for the six months ended June 30, 2015 and 2014, consisted of the following:

	June 30, 2015	June 30, 2014
Revenue	22,204	8,848
Cost of Goods Sold	(10,294)	(2,010)
Gross Profit	11,910	6,838
Operating Expenses:
Depreciation and Amortization	-	(1,229)
General and Administrative	(3,011)	(11,568)

Total Operating Expenses	(3,011)	(12,797)

Net Income (Loss) before Income Taxes	8,899	(5,959)
Income Tax Benefit	-	-
Net Income (Loss) from Discontinued Operations	8,899	(5,959)

Note 9 - Subsequent Events

On July 28, 2015, the Company filed a certificate of designation, preferences and rights of Series C preferred stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to designate 3,500,000 shares of the Company’s previously authorized preferred stock as Series C preferred stock. The Certificate of Designation and its filing was approved by the Company’s board of directors on July 28, 2015 without shareholder approval as provided for in the Company’s articles of incorporation and under Nevada law.

The designations, rights and preferences of the Series C Preferred include:

●	the shares have no voting rights.

●	each share is convertible at the option of the holder into eight shares of the Company’s common stock at any time after the Company merges or consolidates with or into another person. The rate of conversion is subject to adjustment as discussed below.

●	each 500 shares are automatically convertible into one share of the Company’s common stock if the Company does not complete a merger within 50 days of the date the shares are issued.

●	the conversion price of the Series C Preferred is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

the Series C Preferred shares are not convertible to the extent that (a) the number of shares of the Company’s common stock beneficially otherwise would result in the beneficial ownership by holder of more than 4.99% of the Company’s then outstanding common stock. This ownership limitation can be increased or decreased to any percentage not exceeding 9.99% by the holder upon 61 days notice to us.

On July 29, 2015, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued and sold to that investor 3,000,000 shares of the Company’s Series C Convertible Preferred Stock (“Series C Preferred”) at a price of $0.03333 per share for an aggregate of $99,990.00. The issuance of the Series C Preferred was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on an exemption provided by Section 4(a)(2) of the Securities Act because, among other things, the transaction did not involve a public offering and the purchaser acquired the securities for investment and not resale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Real Estate

As part of our real estate investment strategy, from December 2013 through the date of this report we acquired a total of seven properties, five are in Florida and two are in South Carolina, for a total net investment of approximately $463,055. The following table provides a summary of our portfolio of properties. The estimated useful lives of the buildings and improvement related to these assets is generally between 5 and 40 years.

Property Portfolio - Summary Information

Location	Property Type	Investment Amount	Percentage Leased/Occupied	Monthly Rent	Aprox. Size (Sq. feet)

4060 NE 95th Road, Wildwood, FL	Office Bldg.	$93,654	100%	$950.00	1,400
4090 NE 95th Road, Wildwood, FL	Residential	57,008	100%	450.00	720
13537 CR 109E-1, Lady Lake, FL	Residential	61,879	100%	700.00	1200
5913A Tampa, Hanahan, SC	Residential	39,481	100%	475.00	625
5913B Tampa, Hanahan, SC	Residential	39,481	100%	575.00	625
806 Oakwood Cir, Wildwood, FL	Residential	27,283	100%	575.00	700
921 Village Dr, Wildwood, FL	Residential	39,989	100%	500.00	800
4060A NE 95th Road, Wildwood, FL	Office/Warehouse	38,655	(a)		800
5915A Tampa, Hanahan, SC	Residential	32,813	100%	575.00	625
5915B Tampa, Hanahan, SC	Residential	32,812	100%	575.00	625
Total as of June 30, 2015		$463,055	100%	$5,375.00

(a) Used as our office/warehouse.

Outlook and Trends. Prices of properties in the U.S. real estate market have continued to rebound in 2014 and into the second quarter of 2015 and we expect the trend to continue in the remaining quarters in 2015. Increasing prices have created more challenges as the real estate market is demanding a premium in areas that are showing the most strength. Given these challenges, we are evaluating the returns from our real estate operations and potential returns from other opportunistic businesses or industries that we are exploring and evaluate strategic alternatives for our real estate operations in light of other opportunities we may identify.

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

We define our accounting periods as follows:

●	“fiscal 2013”—January 1, 2013 through December 31, 2013,

●	“fiscal 2014”—January 1, 2014 through December 31, 2014, and

●	“fiscal 2015”—January 1, 2015 through December 31, 2015.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Comparison of the Three and Six Month Periods Ended June 30, 2015 and June 30, 2014

Revenue

Total revenue increased $12,922 to $13.606 for the three months ended June 30, 2015 compared to $684 in the same period in fiscal 2014. During the six months ended June 30, 2015, total sales were $24,703 compared with $2,034 for the same period in 2014, an increase of $22,669. This increase in total revenue is primarily due to revenues generated from our real estate acquisitions listed above.

Operating Expenses

Total operating expenses for the three months ended June 30, 2015 decreased by $9,180 to $45,325, compared to the same period in fiscal 2014. The decrease was primarily a result of a reduction in operating expenses as we did not complete the acquisition of additional properties. During the six months ended June 30, 2015, total operating expenses were $166,277 compared with $125,944for the same period in 2014, an increase of $40,333. This increase is primarily a result of an increase of $18,727 in general and administrative expenses related to property and other acquisition costs and accounting and legal fees, a $17,788 impairment loss on our investment in Bonjoe and a $3,818 increase in depreciation and amortization related to our recent real estate acquisitions. We expect our operating expenses to remain level as we continue to evaluate our real estate operations and potential returns from other opportunistic businesses discussed above.

Other Expenses

Other income for the three months ended June 30, 2015 increased by $1,000 to $1,000, compared to in the same period in fiscal 2014 as a result of a refunded deposit on real estate expensed in the prior year. During the six months ended June 30, 2015, other expenses were $75,631 compared with $0 for the same period in 2014, an increase of $75,631. This increase is primarily a result of interest expenses stemming from our increased borrowings partially offset by investment income of $281 and other income of $1,000. We expect our interest expenses to continue to decrease substantially as we have paid off all current borrowings and any future borrowings will vary depending on the amount of properties we acquire and debt financing, if any.

Discontinued Operations

The income on discontinued operations for the three months ended June 30, 2015 increased by $5,743 to $5,951 compared to $208 in the same period in fiscal 2014. During the six months ended June 30, 2015, income on discontinued operations was $8,899 compared with a loss of $5,959 for the same period in 2014, an increase of $14,858. This increase is a result of our sales of remaining Lil Marc inventory.

Net Loss

The net loss for the three months ended June 30, 2015 was $24,768, a decrease of $28,845 compared to the same period in fiscal 2014. The net loss for the six months ended June 30, 2015 was $208,306 an increase of $78,437 compared to the same period in 2014. This increase is primarily a result of the increases in expenses discussed above, loss from discontinued operations, partially offset by an increase in revenues related to our real estate acquisitions.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2015, our working capital amounted to $617,622, a reduction of $264,284 as compared to working capital of $881,906 as of December 31, 2014. This decrease is primarily a result of our loss of $208,306 and $86,557 used for acquisition of property and equipment. Working capital at June 30, 2015 included primarily cash and cash equivalents of $611,189.

Net cash used in continuing operating activities was $161,229 during the six months ended June 30, 2015 compared to $131,221 in the same period in fiscal 2014. The increase in cash used in continuing operating activities is primarily attributable to our net loss and a decrease in accounts payable and accrued expenses, partially offset by debt discount amortization, impairment loss on investment and depreciation and amortization.

Net cash used in discontinued operating activities was $4,920 during the six months ended June 30, 2015 compared to net cash provided by discontinued operating activities of $5,959 in the same period in fiscal 2014. The increase in cash used in discontinued operating activities is primarily attributable to selling off existing inventory from its discontinued operations.

Net cash used investing activities during the six months ended June 30, 2015 was $92,757 compared to $158,691 in the same period in fiscal 2014. The decrease was primarily a result of a reduction in the amount of purchases of property and investments and an increase in a loan to Bonjoe.

Net cash used in financing activities during the six months ended June 30, 2015 was $98,999 compared to cash provided by investing activities of $13,000 in the same period in fiscal 2014. The increase was primarily a result of payment of a convertible debt partially offset by an absence of proceeds from sale of common and preferred stock in fiscal 2014.

Cash paid for interest during the six months ended June 30, 2015 was $34,489 compared to $0 in the same period in 2014 as a result of interest paid on our convertible debt which was paid in full during the quarter ended June 30, 2015.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and chief financial officer, have concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective for the reasons discussed below.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2015:

●	Material Weakness – The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

●	Significant Deficiencies – Inadequate segregation of duties.

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

Changes in Internal Control over Financial Reporting.

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

This Item is not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1(a)	Articles of Incorporation, filed June 13, 2012 (incorporated by reference to the Company’s annual report on Form 10-SB filed with the Commission on March 30, 2006).

3.1(b)	Amended and Restated Articles of Incorporation, filed November 6, 2013 (incorporated by reference to Exhibit 3.3 to the Company’s current report on Form 8-K filed with the Commission on December 4, 2013).

3.1(c)	Certificate of Designation, Preferences, and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on April 8, 2014).

3.1(d)	Certificate of Designation, Preferences and Rights of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on December 4, 2014).

3.1(e)	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on August 3, 2015).

3.2	Bylaws (incorporated by reference to the Company’s annual report on Form 10-SB filed with the Commission on March 30, 2006).

4.1	Convertible Promissory Note between the Company and KBM Worldwide, Inc. dated August 22, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on August 26, 2014).

4.2	Convertible Promissory Note between the Company and KBM Worldwide, Inc. dated November 17, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on December 2, 2014).

4.3	Securities Purchase Agreement between the Company, Bonjoe Gourmet Chips LLC and certain purchasers dated December 10, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on December 10, 2014).

4.4	Amended and Restated Securities Purchase Agreement between the Company, Bonjoe Gourmet Chips LLC and certain purchasers dated January 30, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on February 3, 2015).

10.1	Agreement for the Purchase and Sale of Real Estate between Ashland Holdings, LLC and TD Bank dated October 29, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on November 1, 2013).

10.2	Release Agreement between the Company and George I. Norman dated August 15, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on August 15, 2014).

10.3	Securities Purchase Agreement between the Company and KBM Worldwide, Inc. dated August 22, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on August 26, 2014).

10.4	Sale and Purchase Agreement between Ashland Holdings, LLC and Jonathon and Jessica Delavan dated October 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on October 9, 2014).

10.5	Securities Purchase Agreement between the Company and KBM Worldwide, Inc. dated November 17, 2014 (incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K filed with the Commission on December 2, 2014).

10.6	Investment Agreement dated as of November 30, 2014 by and between the Company and Kent Campbell (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 4, 2014).

10.7	Royalty Agreement between the Company and Bonjoe Gourmet Chips LLC dated December 10, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 16, 2014).

10.8	Securities Purchase Agreement dated as of July 29, 2015 between Great Plains Holdings, Inc. and Cape One Master Fund II LP (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on August 3, 2015).

31.1*	Section 302 Certificate of Chief Executive Officer.

31.2*	Section 302 Certificate of Principal Financial and Accounting Officer.

32.1*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Plains Holding, Inc.

Date: August 14, 2015	By:	/s/ Kent Campbell
Kent Campbell
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer Principal Financial and Accounting Officer)