Form 10-Q
period 2015-09-30
Great Plains Holdings, Inc.
filed 2015-11-16
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 11, 2015
Common Stock, $0.001 par value	8,327,655

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT PLAINS HOLDINGS INC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(UNAUDITED)

Assets
Current Assets
Cash and Cash Equivalents	$589,415	$969,094
Accounts Receivable	120	-
Assets held for discontinued operations	1,377	1,737

Total Current Assets	590,912	970,831

Property and Equipment
Property and Equipment	406,359	323,842
Less: Accumulated Depreciation	(16,945)	(6,814)
Land	72,105	58,201

Net Property and Equipment	461,519	375,229

Other Assets
Deposits	-	11,500

Total Other Assets	-	11,500

Total Assets	$1,052,431	$1,357,560

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$172	$22,726
Convertible Debt (net of discount of $0 and $44,810)	-	66,190
Liabilities held for discontinued operations	23	9

Total Current Liabilities	195	88,925

Long-Term Liabilities
Refundable Deposits	2,025	1,450

Total Long-Term Liabilities	2,025	1,450

Total Liabilities	2,220	90,375

Stockholders’ Equity
Preferred stock, 20,000,000 shares authorized
Series A Preferred stock, $.001 par value, 10,000 and 10,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock, $.001 par value, 10,000 and 10,000 shares issued and outstanding, respectively	10	10
Series C Convertible Preferred Stock, 3,500,000 shares authorized, $0.001 par value, no shares issued and oustanding, respectively	0	0
Common stock, 300,000,000 shares authorized, $.001 par value, 8,327,655 and 8,040,625 shares issued and outstanding, respectively	8,328	8,041
Additional Paid in Capital	2,061,576	1,951,063
Accumulated Deficit	(1,019,713)	(691,939)

Total Stockholders’ Equity	1,050,211	1,267,185

Total Liabilities and Stockholders’ Equity	$1,052,431	$1,357,560

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS HOLDINGS INC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Sales
Sales Revenue	$15,980	$2,767	$40,683	$4,800

Total Sales	15,980	2,767	40,683	4,800

Operating Expenses
Depreciation and Amortization	3,553	1,806	10,131	4,566
General and Administrative	135,157	40,627	277,068	163,811
Impairment loss on investment	-	-	17,788	-

Total Operating Expenses	138,710	42,433	304,987	168,377

Operating Loss	(122,730)	(39,666)	(264,304)	(163,577)

Other Income (Expenses)
Interest Expense		(7,977)	(76,913)	(7,977)
Investment Income	85	296	366	296
Other Income	-	-	1,000	-

Total Other Income (Expenses)	85	(7,681)	(75,547)	(7,681)

Net Loss from Continuing Operations before Income Taxes	(122,645)	(47,347)	(339,851)	(171,258)

Net Loss from Continuing Operations	(122,645)	(47,347)	(339,851)	(171,258)

Discontinued Operations
Income (Loss) on discontinued operations - net of tax	3,177	(7,318)	12,077	(13,276)

Net Loss	$(119,468)	$(54,665)	$(327,774)	$(184,534)

Loss per share of common stock (basic and diluted) continuing operations	(0.01)	(0.01)	(0.04)	(0.02)

Income (Loss) per share of common stock (basic and diluted) discontinued operations	0.00	(0.00)	0.00	(0.00)

Net loss per share of common stock (basic and diluted)	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Weighted average shares outstanding (basic and diluted)	8,322,568	8,030,625	8,267,404	8,030,625

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS HOLDINGS INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	Nine Months Ended
	September 30, 2015	September 30, 2014

Cash Flows from Operating Activities
Net Income (Loss)	$(327,774)	$(184,534)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	10,131	4,566
Debt discount amortization	44,809	7,396
Impairment loss on investment	17,788	-
Change in Operating Assets and Liabilities:
Accounts Receivable	(120)
Prepaid Assets	-	2,875
Loan Receivable	(88)	-
Accounts Payable and Accrued Expenses	(22,555)	(6,826)
Refundable Deposits	575	950
Net Cash Used In Continuing Operating Activities	(277,234)	(175,573)

Net Cash Provided By (Used In) Discontinued Operating Activities	374	4,957

Net Cash Used In Operating Activities:	(276,860)	(170,616)

Cash Flows from Investing Activities
Purchases of Property and Equipment	(97,610)	(208,094)
Investments	-	(30,000)
Loans Advanced	(6,200)	-
Net Cash Used In Continuing Investing Activities	(103,810)	(238,094)

Net Cash Used In Discontinued Investing Activities	-	-

Net Cash Used In Investing Activities:	(103,810)	(238,094)

Cash Flows from Financing Activities
Repayment of Convertible Debt	(98,999)	68,000
Proceeds from the Issuance of Preferred Stock	99,990	1,000
Proceeds from the Issuance of Common Stock	-	12,000
Net Cash Provided By (Used In) Continuing Financing Activities	991	81,000

Net Cash Used In Discontinued Financing Activities	-	-

Net Cash Provided By (Used In) Financing Activities:	991	81,000

Net Change in Cash & Cash Equivalents	(379,679)	(327,710)

Beginning Cash & Cash Equivalents	969,094	1,479,152

Ending Cash & Cash Equivalents	$589,415	$1,151,442

CASH PAID FOR:

Interest	$34,489	$0
Taxes	$-	$0

Supplemental Disclosures of Noncash Investing and Financing Activities

Amount allocated to APIC associated with the purchase of real estate between entities under common control	$1,190	$0

Common stock issued upon conversion of convertible debt	$12,000	$0

Common stock issued upon conversion of preferred stock	$2,994	$0

Issuance of 10,000 common shares for property and equipment	$-	$10,000

Amount allocated to APIC associated with the purchase of real estate between entities under common control	$-	$4,440

Beneficial conversion feature of convertible debt recorded as APIC	$-	$43,590

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2015

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

Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

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

Concentrations of Risk

Financial Instruments which potentially subject the Company to concentrations of risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with major financial institutions. At September 30, 2015, the Company has $329,574 in excess of federally insured limits.

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

September 30, 2015

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

Long Term Investments

Non-marketable equity investments are carried at cost. Investments held by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the investment may not be recoverable. In the event that facts and circumstances indicate that the cost may be impaired, an evaluation of recoverability would be performed. Impairment expense of $17,788 and $0 has been recorded on long-lived assets for the periods ended September 30, 2015 and 2014, respectively.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. As of September 30, 2015 and 2014, there were 0 and 87,179 common stock equivalents outstanding, respectively.

Recent Accounting Pronouncements

The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2015

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

Property and equipment are stated at cost and consist of the following categories as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Land	72,105	58,201
Furniture & Fixtures	21,885	19,832
Buildings	119,637	119,637
Improvements	35,758	15,861
Income Producing Properties	229,079	168,512
Total Property & Equipment	478,464	382,043
Less: Accumulated Depreciation & Amortization	(16,945)	(6,814)

Net Property and Equipment	461,519	375,229

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

September 30, 2015

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

Note 6 - Stockholders’ Equity

As of September 30, 2015, the Company has authorized 320,000,000 shares, of which 300,000,000 are Common Stock, par value $0.001 per share with 8,327,655 shares of Common Stock issued and outstanding and 20,000,000 shares of Preferred Stock, par value $0.001 per share, with 1,000,000 shares designated as Series A Preferred Stock, $0.001 par with 10,000 shares of Series A Preferred Stock issued and outstanding, and 10,000 shares designated as Series B Preferred Stock, $.001 par with 10,000 shares of Series B Preferred issued and outstanding, and 3,500,000 shares designated as Series C Convertible Preferred Stock, $.001 with 0 shares issued and outstanding.

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

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2015

The Series C Convertible Preferred Stock has the following designations, rights and preferences:

●	the shares have no voting rights.

●	each share is convertible at the option of the holder into eight shares of the Company’s common stock at any time after the Company merges or consolidates with or into another person. The rate of conversion is subject to adjustment as discussed below.

●	each 500 shares are automatically convertible into one share of the Company’s common stock if the Company does not complete a merger within 50 days of the date the shares are issued.

●	the conversion price of the Series C Preferred is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	the Series C Preferred shares are not convertible to the extent that (a) the number of shares of the Company’s common stock beneficially owned by the holder and (b) the number of shares of the Company’s common stock issuable upon the conversion of the Series C Preferred or otherwise would result in the beneficial ownership by holder of more than 4.99% of the Company’s then outstanding common stock. This ownership limitation can be increased or decreased to any percentage not exceeding 9.99% by the holder upon 61 days notice to us.

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

On July 29, 2015, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company sold to that investor 3,000,000 shares of series C convertible preferred stock for cash of $99,990. The merger identified in the designations, rights and preferences of the series C convertible preferred did not occur within the allotted time and triggered the automatic conversion of the series C preferred shares into common shares at a rate of 500 to 1. The conversion of the series C preferred stock resulted in the issuance of 6,000 shares of common stock on September 17, 2015.

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

September 30, 2015

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

The assets and liabilities held for discontinued operations presented on the balance sheet as of September 30, 2015 and December 31, 2014 consisted of the following:

	Sept. 30, 2015	Dec. 31, 2014
Assets:
Cash and Cash Equivalents	1,377	1,200
Accounts Receivable	0	537
Total Current Assets	1,377	1,737

Current Liabilities:
Accounts Payable	23	9
Total Current Liabilities	23	9

The income (loss) from discontinued operations presented in the income statement for the three months ended September 30, 2015 and 2014, consisted of the following:

	Sept. 30, 2015	Sept. 30, 2014

Revenue	8,933	3,915
Cost of Goods Sold	(4,702)	(1,549)
Gross Profit	4,231	2,366
Operating Expenses:
Depreciation and Amortization	-	(614)
General and Administrative	(1,054)	(9,070)
Total Operating Expenses	(1,054)	(9,684)

Net Income (Loss) before Income Taxes	3,177	(7,318)
Income Tax Benefit	-	-
Net Income (Loss) from Discontinued Operations	3,177	(7,318)

The losses from discontinued operations presented in the income statement for the nine months ended September 30, 2015 and 2014, consisted of the following:

	Sept. 30, 2015	Sept. 30, 2014

Revenue	31,137	12,763
Cost of Goods Sold	(14,996)	(3,080)
Gross Profit	16,141	9,683
Operating Expenses:
Depreciation and Amortization	-	(1,843)
General and Administrative	(4,064)	(21,116)
Total Operating Expenses	(4,064)	(22,959)

Net Income (Loss) before Income Taxes	12,077	(13,276)
Income Tax Benefit	-	-
Net Income (Loss) from Discontinued Operations	12,077	(13,276)

Note 9 - Subsequent Events

On October 26, 2015, the Company’s board of directors authorized an amendment to our articles of incorporation, as amended (the “Articles of Incorporation”) to effect a 1-for-5.5 Reverse Stock Split (the “Reverse Stock Split”) of our issued and outstanding common stock (the “Amendment”). On October 26, 2015, stockholders holding a majority of the Company’s voting power approved the Amendment.

Pursuant to the Reverse Stock Split, each 5.5 shares of the Company’s common stock will be automatically converted, without any further action by the stockholders, into one share of the Company’s common stock. No fractional shares of common stock will be issued as the result of the Reverse Stock Split. Instead, we will issue to the stockholders one additional share of common stock for each fractional share which would otherwise be required to be issued. We anticipate that the effective date of the Reverse Stock Split will be November 25, 2015 as the Company is required to mail an Information Statement to its stockholders pursuant to Rule 14c-2 promulgated under the Exchange Act, at least 20 calendar days prior to its effective date at least 10 days prior written notice to the Financial Industry Regulatory Authority (“FINRA”). The number of shares of our common stock referred to in this report have not been adjusted to effect to the Reverse Stock Split because such corporate action was not deemed effective prior to the filing date of this report.

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

Real Estate

As part of our real estate investment strategy, from December 2013 through the date of this report we acquired a total of seven properties, five are in Florida and two are in South Carolina, for a total net investment of approximately $478,464. The following table provides a summary of our portfolio of properties. The estimated useful lives of the buildings and improvement related to these assets is generally between 5 and 40 years.

Property Portfolio - Summary Information

Location	Property Type	Investment Amount	Percentage Leased/Occupied	Monthly Rent	Aprox. Size (Sq. feet)

4060 NE 95th Road, Wildwood, FL	Office Bldg.	$104,708	100%	$950.00	1,400
4090 NE 95th Road, Wildwood, FL	Residential	57,008	100%	450.00	720
13537 CR 109E-1, Lady Lake, FL	Residential	66,234	100%	700.00	1200
5913A Tampa, Hanahan, SC	Residential	39,481	100%	475.00	625
5913B Tampa, Hanahan, SC	Residential	39,481	100%	575.00	625
806 Oakwood Cir, Wildwood, FL	Residential	27,283	100%	575.00	700
921 Village Dr, Wildwood, FL	Residential	39,989	100%	500.00	800
4060A NE 95th Road, Wildwood, FL	Office/Warehouse	38,655	(a)		800
5915A Tampa, Hanahan, SC	Residential	32,813	100%	575.00	625
5915B Tampa, Hanahan, SC	Residential	32,812	100%	575.00	625
Total as of September 30, 2015		$478,464	100%	$5,375.00

(a) Used as our office/warehouse.

Outlook and Trends. Prices of properties in the U.S. real estate market have continued to rebound in 2015 and we expect the trend to continue in the remaining quarters in 2015. Increasing prices have created more challenges as the real estate market is demanding a premium in areas that are showing the most strength. Given these challenges, we are evaluating the returns from our real estate operations and potential returns from other opportunistic businesses or industries that we are exploring and evaluate strategic alternatives for our real estate operations in light of other opportunities we may identify.

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

Comparison of the Three and Nine Month Periods Ended September 30, 2015 and September 30, 2014

Revenue

Total revenue increased $13,213 to $15,980 for the three months ended September 30, 2015 compared to $2,767 in the same period in fiscal 2014. During the nine months ended September 30, 2015, total sales were $40,683 compared with $4,800 for the same period in 2014, an increase of $35,883. This increase in total revenue is primarily due to revenues generated from our real estate acquisitions listed above.

Operating Expenses

Total operating expenses for the three months ended September 30, 2015 increased by $96,277 to $138,710, compared to the same period in fiscal 2014. The increase was primarily a result of an increase in operating expenses related to our evaluation of potential acquisition targets that were not completed. During the nine months ended September 30, 2015, total operating expenses were $304,987 compared with $168,377 for the same period in 2014, an increase of $136,610. This increase is primarily a result of an increase of $113,257 in general and administrative expenses related to other acquisition costs and accounting and legal fees, a $17,788 impairment loss on our investment in Bonjoe and a $5,565 increase in depreciation and amortization related to our recent real estate acquisitions. We are unable to predict the level of our operating expenses as we continue to explore potential returns from other opportunistic businesses discussed above.

Other Expenses

Other income for the three months ended September 30, 2015 increased by $7,766 to $85, compared to an expense of $7,681 in the same period in fiscal 2014 as a result of a refunded deposit on real estate expensed in the prior year. During the nine months ended September 30, 2015, other expenses were $75,547 compared with $7,681 for the same period in 2014, an increase of $67,866. This increase is primarily a result of interest expense stemming from our increased borrowings partially offset by investment income of $281 and other income of $1,000. We expect our interest expense to continue to decrease substantially as we have paid off all current borrowings and any future borrowings will vary depending on the amount of properties we acquire and debt financing, if any.

Discontinued Operations

The income on discontinued operations for the three months ended September 30, 2015 increased by $10,495 to $3,177 compared to a loss of $7,318 in the same period in fiscal 2014. During the nine months ended September 30, 2015, income on discontinued operations was $12,077 compared with a loss of $13,276 for the same period in 2014, an increase of $25,353. This increase is a result of our sales of remaining Lil Marc inventory.

Net Loss

The net loss for the three months ended September 30, 2015 was $119,468, an increase of $64,803 compared to the same period in fiscal 2014. The net loss for the nine months ended September 30, 2015 was $327,774 an increase of $143,240 compared to the same period in 2014. This increase is primarily a result of the increases in expenses discussed above, partially offset by an increase in revenues related to our real estate acquisitions and income from discontinued operations.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements.  As of September 30, 2015, our working capital amounted to $590,717, a reduction of $291,189 as compared to working capital of $881,906 as of December 31, 2014. This decrease is primarily a result of our loss of $327,774 and $97,610 used for acquisition of property and equipment. Working capital at September 30, 2015 included primarily cash and cash equivalents of $589,415.

Net cash used in continuing operating activities was $277,234 during the nine months ended September 30, 2015 compared to $175,573 in the same period in fiscal 2014. The increase in cash used in continuing operating activities is primarily attributable to our net loss and a decrease in accounts payable and accrued expenses, partially offset by debt discount amortization, impairment loss on investment and depreciation and amortization.

Net cash provided by discontinued operating activities was $374 during the nine months ended September 30, 2015 compared to $4,957 in the same period in fiscal 2014. The decrease was a result of transfers to the parent company in excess of net income for the current period.

Net cash used in investing activities during the nine months ended September 30, 2015 was $103,810 compared to $238,094 in the same period in fiscal 2014. The decrease was primarily a result of a reduction in the amount of purchases of property and investments and an increase in a loan to Bonjoe.

Net cash provided by financing activities during the nine months ended September 30, 2015 was $991 compared to $81,000 in the same period in fiscal 2014. The decrease was primarily a result of payment of a convertible debt, proceeds from the issuance of preferred stock, partially offset by an absence of proceeds from sale of common stock in fiscal 2014.

Cash paid for interest during the nine months ended September 30, 2015 was $34,489 compared to $0 in the same period in 2014 as a result of interest paid on our convertible debt which was paid in full during the quarter ended September 30, 2015.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and chief financial officer, have concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective for the reasons discussed below.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2015:

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

Changes internal Control.

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Great Plains Holding, Inc.

Date: November 16, 2015	By:	/s/ Kent Campbell
Kent Campbell
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer Principal Financial and Accounting Officer)