Form 10-K
period 2015-12-31
Jerrick Media Holdings, Inc.
filed 2016-04-14
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51872

JERRICK MEDIA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0645394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

202 S Dean Street

Englewood, NJ 07631

(Address of principal executive offices)

(201) 258-3770

(Registrant’s telephone number, including area code)

Great Plains Holdings, Inc.

4060 NE 95th Road

Wildwood, FL 34785

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2015, based on a closing price of $0.07 was $84,286. As of April 14, 2016, the registrant had 31,682,896 shares of its common stock, par value $0.001 per share, outstanding.

Documents Incorporated By Reference: None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

PART I

Item 1. Business.

Corporate History and Overview

Jerrick Media Holdings, Inc. (“we,” “us,” the “Company,” or “Jerrick Media”) (formerly Great Plains Holdings, Inc. or “GTPH”) was incorporated under the laws of the state of Nevada on December 30, 1999 under the name LILM, Inc. The Company changed its name on December 3, 2013 to Great Plains Holdings, Inc. as part of its plans to diversify its business through the acquisition and operation of commercial real estate, including but not limited to self-storage facilities, apartment buildings, 55+ senior manufactured homes communities, and other income producing properties. Historically, the Company has principally engaged in manufacture and marketing of the LiL Marc, a plastic boys’ toilet-training device which we discontinued as of December 31, 2014.

On February 5, 2016 (the “Closing Date”), GTPH, GPH Merger Sub, Inc., a Nevada corporation and wholly-owned subsidiary of GTPH (“Merger Sub”), and Jerrick Ventures, Inc., a privately-held Nevada corporation headquartered in New Jersey (“Jerrick”), entered into an Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into Jerrick, with Jerrick surviving as a wholly-owned subsidiary of GTPH (the “Merger”). GTPH acquired, through a reverse triangular merger, all of the outstanding capital stock of Jerrick in exchange for issuing Jerrick’s shareholders (the “Jerrick Shareholders”), pro-rata, a total of 28,500,000 shares of GTPH’s common stock. GTPH assumed 33,415 shares of Jerrick’s Series A Convertible Preferred Stock (the “JerrickSeries A Preferred”) and 8,064 shares of Series B Convertible Preferred Stock (the “JerrickSeries B Preferred”).

In connection with the Merger, on February 5, 2016, GTPH and Kent Campbell entered into a Spin-Off Agreement (the “Spin-Off Agreement”), pursuant to which Mr. Campbell purchased from GTPH (i) all of GTPH’s interest in Ashland Holdings, LLC, a Florida limited liability company, and (ii) all of GTPH’s interest in Lil Marc, Inc., a Utah corporation, in exchange for the cancellation of 781,818 shares of GTPH’s Common Stock held by Mr. Campbell. In addition, Mr. Campbell assumed all debts, obligations and liabilities of GTPH’s any existing prior to the Merger, pursuant to the terms and conditions of the Spin-Off Agreement.

Effective February 28, 2016, GTPH entered into an Agreement and Plan of Merger (the “Statutory Merger Agreement”) with Jerrick, pursuant to which GTPH became the parent company of Jerrick Ventures, LLC, a wholly-owned operating subsidiary of Jerrick (the Statutory Merger”).

On February 28, 2016, GTPH changed its name to Jerrick Media Holdings, Inc. to better reflect its new business strategy. Jerrick Media produces and distributes digital media content, including, but not limited to, videos, imagery, articles, e-books, film, and television, across multiple platforms for each brand in our portfolio. We sell genre specific products related to our brands, including, but limited to, video downloads, image downloads, photographs, art, magazines, apparel, toys, and signed and unsigned collectibles to consumers through our online stores, auctions, conventions, and third party wholesalers and retailers.

GTPH 2015 Business

Prior to our February 5, 2016 acquisition of Jerrick, we were engaged in the acquisition and operation of commercial real estate and the manufacture and marketing of the LiL Marc, a plastic boys’ toilet-training device which we discontinued as of December 31, 2014.

Real Estate

As of December 31, 2015 we had acquired a total of seven properties, five are in Florida and two are in South Carolina, for a total net investment of approximately $463,817.

The following table provides a summary of our portfolio of properties as of December 31, 2015.  The estimated useful lives of the buildings and improvement related to these assets is generally between 5 and 40 years.

Property Portfolio - Summary Information

Location	Property Type	Investment Amount	Percentage Leased/Occupied	Monthly Rent	Aprox. Size (Sq. feet)

4060 NE 95th Road, Wildwood, FL	Office Bldg.	$106,257	100%	$950.00	1,400
4090 NE 95th Road, Wildwood, FL	Residential	57,008	100%	450.00	720
13537 CR 109E-1, Lady Lake, FL	Residential	70,591	100%	700.00	1200
5913A Tampa, Hanahan, SC	Residential	39,481	100%	475.00	625
5913B Tampa, Hanahan, SC	Residential	39,481	100%	575.00	625
806 Oakwood Cir, Wildwood, FL	Residential	27,283	100%	575.00	700
921 Village Dr, Wildwood, FL	Residential	39,989	100%	500.00	800
4060A NE 95th Road, Wildwood, FL	Office/Warehouse	38,655	(1)%	(1)	800
5915A Tampa, Hanahan, SC	Residential	32,813	100%	575.00	625
5915B Tampa, Hanahan, SC	Residential	32,812	100%	575.00	625
Total as of report date		$484,370	100%	$5,375.00

(1) Used by us as our office/warehouse.

Recent Developments

Upon closing of the Merger on February 5, 2016, the Company changed its business plan to that of Jerrick Media.

Jerrick Media Business

We produce and distribute digital media content, including, but not limited to, videos, imagery, articles, e-books, film, and television, across multiple platforms for each brand in our portfolio. We sell genre specific products related to our brands, including but limited to, video downloads, image downloads, photographs, art, magazines, apparel, toys, and signed and unsigned collectibles to consumers through our online stores, auctions, conventions, and third party wholesalers and retailers. Revenues are generated in two different categories: (i) the sale of advertising and marketing services related to our content, including but not limited to pre-roll videos, text and image advertisements, native advertisements, and affiliate marketing and (ii) the sale of genre specific products related to our brands and, licensing of our content for download-to-own services. Demand and pricing for our advertising depends on our user base and overall market conditions. We also drive additional demand through integrated sales of digital advertising inventory and through our marketing services, providing unique branded entertainment and custom sponsorship opportunities to our advertisers. Our advertising revenues may be affected by the strength of advertising markets and general economic conditions and may fluctuate depending on the success of our content, as measured by the number of people visiting our websites at any given time.

Our Market

According to Forrest Research's “Using eCommerce To Monetize Digital Content In The Media Industry” report, Content driven e-commerce proves to be one of the most profitable options for media companies to create a new revenue channel, enhance engagement with their audience base, and differentiate themselves from other media companies without a digital e-commerce platform. Forrester Research estimates that online consumers will increase their spending to $327 billion by 2016 from $202 billion in 2011. In addition, 52% of U.S. consumers buy directly from brands online. We believe we can capitalize on a content to commerce model as advances in technology and declining barriers to entry have allowed for cost effective construction of commerce infrastructure outside of the traditional Amazon and eBay models.

Our Strategy

Although we believe that producing refreshing content is great, our business is driven by best practice search engine optimization guidelines, and centers on the theory that receiving monetary compensation for that content is even better. We subscribe to a content to commerce model, which we believe to be the future of digital monetization. Simplistically, content commerce is the process of obtaining revenue from your digital content, in whatever form that content happens to be presented, including but not limited to, books, music, video, newsletters and pictures.

Content to commerce goes beyond the traditional Amazon.com and Ebay.com models of e-commerce, or the buying and selling of products or services using the internet. By combining content and commerce we believe we can monetize specific audiences on multiple fronts, which not only includes traditional advertisements but also transactions in which we are able to sell audiences the products they are interested in buying through their engagement of our content tailored to affiliate activities.

Traditional internet commerce websites such as Amazon.com and Ebay.com generally focus on the products themselves to generate sales, but that is where our business model deviates from such traditional ecommerce revenue models. For example, we create curated best book lists, attached to a franchise such as StarWars. Our digital media content drives commerce. Commerce can occur on multiple fronts, including but not limited to general product sales, auctions, digital downloads of both videos and imagery, and online advertising and affiliate programs. By engaging in a portfolio based revenue model, our emphasis is on diversifying revenue streams and creating ongoing direct consumer relationships.

We have a substantial inventory of content featuring unpublished photographs, negatives, slides, videos, and articles across various genres. We believe we have a competitive advantage in the ownership of such merchandising rights of such content which allows us to sell or license these properties. Additionally, we also develop our own transmedia assets, such as film, television, digital shorts, books, and comic series that we produce and distribute across multiple platforms and formats.

The core elements of our strategy are:

●	Portfolio Theory. Our diversified and eclectic portfolio of brands reaches across different consumer markets in the digital space. By implementing genre-specific websites with diversified content, we achieve higher search engine optimization.

●	Scalability. Brands are chosen for their overlapping potential and their ability to drive revenues across the entire portfolio. Furthermore, we utilize a scalable horizontal infrastructure that can make it through the seasons of digital trends as niche brands, or verticals, are easily plugged in and leveraged. All verticals are overseen by the same team and ideology focusing primarily on generating revenue from all published content.

●	Recurrence. We believe that building consumer loyalty through the creation and publication of digital content that our audiences can engage in will allow for revenue opportunity at every stage of the consumer's digital life cycle.

Transmedia

As part of our strategy, the company will create content in collaboration with other production and media companies that can be leveraged beyond digital media.  These transmedia assets are generally at the center of different mediums such as IP that can be translated as a digital short, a book, or in the most extreme example, a film/tv series. Jerrick Ventures may have certain rights to content as well as other forms of IP such as merchandising rights. Jerrick Ventures will generally charge a production fee for collaborating in the project.

Our Brands

Each brand in our portfolio targets specific consumer markets or genres. Our current brands include the following:

Filthy Gorgeous

Filthy Gorgeous Media, LLC, our wholly owned subsidiary (“Filthy Gorgeous”), bridges a vintage adult genre similar to Playboy Magazine with a contemporary artistic perspective, creating a brand that presents controversial perspectives in the genre of erotica and sex. In 2012, we acquired ownership and the rights to sell certain art and personal effects previously owned or created by late media mogul Robert Guccione, Sr. (“Guccione”). The acquired art includes original oil paintings created by Guccione, photographs, sketches, written works, and illustrations. Guccione is the inspiration behind Filthy Gorgeous.

Filthy Gorgeous maintains an internet site, www.FilthyGorgeousMedia.com, that targets male and female users interested in the vintage erotica genre. Filthy Gorgeous has received notable mentions from several recognizable outlets such as the NY Post, Variety, Daily Mail and Vice. . Filthy Gorgeous’ products include video downloads, image downloads, photographs, art, magazines, lingerie, apparel, and signed and unsigned collectibles.

OMNI Reboot

In 2012, we acquired the rights to sell certain art and written works that appeared in OMNI, an iconic science fiction magazine published in the U.S. and the U.K. from 1978 to 1995 that contained articles on science, parapsychology, and short works of science fiction and fantasy.

In its initial run, Omni published a number of stories that have become genre classics, such as Orson Scott Card's "Unaccompanied Sonata", William Gibson's "Burning Chrome", "Johnny Mnemonic", and George R. R. Martin's "Sandkings". The magazine also featured Stephen King's short story "The End of the Whole Mess". Omni also brought the works of numerous painters to the attention of a large audience, such as H. R. Giger, De EsSchwertberger and Rallé.

OMNI serves as the inspiration for OMNI Reboot, LLC (“OMNI Reboot”), our wholly owned subsidiary.

We characterize OMNI Reboot as the intersection of science, technology, art, culture, design, and metaphysics. OMNI Reboot maintains an internet site, www.Omnireboot.com, that targets users interested in the science fiction genre. OMNI Reboot's products include video downloads, image downloads, photographs, art, magazines, action figures, apparel, and signed and unsigned collectibles.

GeekRoom

GeekRoom, LLC (“GeekRoom”), our wholly owned subsidiary, creates a provocative environment with intellectually challenging content, representing a new level of pop culture sophistication that its audience demands. GeekRoom maintains an internet site, www.geekroom.com that targets users interested in “geek culture” commonly associated with comics, video games, toys, movies, and television in the fields of fantasy and science fiction. Ideas are presented in an informative and entertaining way that combine both the fantastical and the imaginative. GeekRoom's products include action figures, toys, trading cards, comic books, magazines, posters, art, and signed and unsigned collectibles.

The Corporate Culture

The Corporate Culture, LLC (“The Corporate Culture”), our wholly owned subsidiary, is committed to educating future leaders by presenting them with historical achievements, from the Titans and Masters of the Universe to the unsung heroes of the business world. From insightful articles and a vintage library to engaging videos, The Corporate Culture will challenge the intellect and entertain the mind. The Corporate Culture maintains an internet site, www.thecorporateculture.com,which targets users interested in corporate and business culture. The Corporate Culture's products include historical annual reports of public companies from as far back as 1964, image downloads of industry specific stock photography, as well as magazines and collectibles from 1969 through present day.

iLongevity

iLongevity, LLC our wholly owned subsidiary (“iLongevity”), caters to those users looking for an understanding of and appreciation for the exciting advances happening in medicine, nutrition, genetic engineering, psychology, health and wellness, and cosmetic surgery. iLongevity maintains an internet site, www.iLongevity.com iLongevity is based on Longevity Magazine, part of Bob Guccione's publishing empire.

Viva Today

Inspired by the original magazine Viva, an iconic woman’s lifestyle magazine from the 1970’s, Viva Today revives the brand's progressive style and disruptive attitude. Created by two of the foremost female publishing pioneers of their era, Viva, the International Magazine For Women, had its thought-provoking content edited by Kathy Keeton and its cutting-edge fashion guided by a young Anna Wintour. Viva Today is an exotic digital brand for women, containing articles and fiction delving into women’s styles, lives, thoughts, and fantasies seeking to explore women’s sexuality, and includes reviews of the arts, interviews with known personalities, and content related to fashion, and beauty.

Protecting our Content from Copyright Theft

The theft of pictures, video and other entertainment content presents a significant challenge to our industry, and we take a number of steps to address this concern. Where possible, we make use of technological protection tools, such as encryption, to protect our content. Notwithstanding these efforts and the many legal protections that exist to combat piracy, the proliferation of content theft and technological tools with which to carry it out continue to escalate. The failure to obtain enhanced legal protections and enforcement tools could make it more difficult for us to adequately protect our intellectual property, which could negatively impact its value.

Intellectual Property

We regard our technology and other proprietary rights as essential to our business. We rely on trade secret, confidentiality procedures, contract provisions, and trademark law to protect our technology and intellectual property. We have also entered into confidentiality agreements with our consultants and corporate partners and intend to control access to and distribution of our products, documentation, and other proprietary information.

We have two trademark applications pending with the U.S. Patent and Trademark Office for “FILTHY GORGEOUS” and "OMNI REBOOT".

Competition

We face significant competition from many other websites. We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the web and provide them with relevant advertising. Although we face competition, the majority of our content is timeless, as opposed to many of our competitors, who focus mainly on providing timely content. Competitive factors include:

●	community cohesion, interaction and size;

●	website or mobile platform and application ease-of-use and accessibility;

●	user engagement;

●	system reliability;

●	reliability of delivery and payment; and

●	quality of content.

We may be unable to compete successfully against current and future competitors. Some current and potential competitors have longer operating histories, larger user bases and greater brand recognition in other internet sectors than we do. Other online sites with similar business models may be acquired by, receive investments from, or enter into other commercial relationships with well-established and well-financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote more resources to website, mobile platforms and applications and systems development than we can.

In addition we compete with internet advertising companies, particularly in the areas of pay-for-performance and keyword-targeted internet advertising. Also, we may compete with companies that sell products and services online because these companies, like us, are trying to attract users to their web sites to search for information about products and services and content like ours.

We also compete with destination web sites that seek to increase their search-related traffic. These destination web sites may include those operated by internet access providers, such as cable and DSL service providers. Because our users need to access our services through internet access providers, they have direct relationships with these providers. If an access provider or a computer or computing device manufacturer offers online services that compete with ours, the user may find it more convenient to use the services of the access provider or manufacturer. In addition, the access provider or manufacturer may make it hard to access our services by not listing them in the access provider’s or manufacturer’s own menu of offerings. Also, because the access provider gathers information from the user in connection with the establishment of a billing relationship, the access provider may be more effective than we are in tailoring services and advertisements to the specific tastes of the user.

There has been a trend toward industry consolidation among our competitors, and so smaller competitors today may become larger competitors in the future. If our competitors are more successful than we are at generating traffic, our revenues may decline.

Where You Can Find More Information

Our website address is www.jerrickmedia.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

RISK FACTORS

RISKS RELATED TO JERRICK MEDIA’S BUSINESS

We have a history of operating losses and we cannot guarantee that we can ever achieve sustained profitability.

We have recorded a net loss attributable to common stockholders in most reporting periods since our inception. Losses are expected to continue for the foreseeable future. The Company expects to continue to have development costs as it develops its next generation of products. We may never achieve profitable operations or positive cash flow.

We are not profitable and may never be profitable.

Since inception through the present, we have been dependent on raising capital to support our working capital needs. During this same period, we have recorded net accumulated losses and are yet to achieve profitability. Our ability to achieve profitability depends upon many factors, including its ability to develop and commercialize our websites. There can be no assurance that we will ever achieve any significant revenues or profitable operations.

Our operating expenses exceed our revenues and will likely continue to do so for the foreseeable future.

We are in an early stage of our development and we have not generated sufficient revenues to offset our operating expenses. Our operating expenses will likely continue to exceed our operating income for the foreseeable future, until such time as we are able to monetize our brands and generate substantial revenues, particularly as we undertake payment of the increased costs of operating as a public company.

We have a limited operating history.

The Company has been in existence for approximately two years. Our limited operating history means that there is a high degree of uncertainty in our ability to: (i) develop and commercialize our products; (ii) achieve market acceptance; or (iii) respond to competition. Additionally, even if we do implement our business plan, we may not be successful. No assurances can be given as to exactly when, if at all, we will be able to recognize profits high enough to sustain our business. We face all the risks inherent in a new business, including the expenses, difficulties, complications, and delays frequently encountered in connection with conducting operations, including capital requirements. Given our limited operating history, we may be unable to effectively implement our business plan, which would result in a loss of your investment.

We will need additional capital, which may be difficult to raise as a result of our limited operating history or any number of other reasons.

We expect that we will have adequate financing for the next 12 months. However, in the event that we exceed our expected growth, we would need to raise additional capital. There is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. Our limited operating history makes investor evaluation and an estimation of our future performance substantially more difficult. As a result, investors may be unwilling to invest in us or such investment may be on terms or conditions which are not acceptable. In the event that we are not able to secure financing, we may have to scale back our growth plans or cease operations.

We depend on our key management personnel and the loss of their services could adversely affect our business.

We place substantial reliance upon the efforts and abilities of Jeremy Frommer, our Chief Executive Officer, and our other executive officers and directors. Though no individual is indispensable, the loss of the services of these executive officers could have a material adverse effect on our business, operations, revenues or prospects. We do not currently maintain key man life insurance on the lives of these individuals.

We have not adopted various corporate governance measures, and as a result stockholders may have limited protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of corporate management and the securities markets. Because our securities are not yet listed on a national securities exchange, we are not required to adopt these corporate governance measures and have not done so voluntarily in order to avoid incurring the additional costs associated with such measures. Among these measures is the establishment of independent committees of the Board of Directors. However, to the extent a public market develops for our securities, such legislation will require us to make changes to our current corporate governance practices. Those changes may be costly and time-consuming. Furthermore, the absence of the governance measures referred to above with respect to our Company may leave our shareholders with more limited protection in connection with interested director transactions, conflicts of interest and similar matters.

We face intense competition. If we do not provide digital content that is useful to users, we may not remain competitive, and our potential revenues and operating results could be adversely affected.

Our business is rapidly evolving and intensely competitive, and is subject to changing technologies, shifting user needs, and frequent introductions of new products and services. Our ability to compete successfully depends heavily on providing digital content that is useful and enjoyable for our users and delivering our content through innovative technologies in the marketplace.

We have many competitors in the digital content creation industry and media companies. Our current and potential competitors range from large and established companies to emerging start-ups. Established companies have longer operating histories and more established relationships with customers and users, and they can use their experience and resources in ways that could affect our competitive position, including by making acquisitions, investing aggressively in research and development, aggressively initiating intellectual property claims (whether or not meritorious) and competing aggressively for advertisers and websites. Emerging start-ups may be able to innovate and provide products and services faster than we can.

Additionally, our operating results would suffer if our digital content is not appropriately timed with market opportunities, or if our digital content is not effectively brought to market. As technology continues to develop, our competitors may be able to offer user experiences that are, or that are seen to be, substantially similar to or better than ours. This may force us to compete in different ways and expend significant resources in order to remain competitive. If our competitors are more successful than we are in developing compelling content or in attracting and retaining users and advertisers, our revenues and operating results could be adversely affected.

We face competition from traditional media companies, and we may not be included in the advertising budgets of large advertisers, which could harm our operating results.

In addition to internet companies, we face competition from companies that offer traditional media advertising opportunities. Most large advertisers have set advertising budgets, a very small portion of which is allocated to Internet advertising. We expect that large advertisers will continue to focus most of their advertising efforts on traditional media. If we fail to convince these companies to spend a portion of their advertising budgets with us, or if our existing advertisers reduce the amount they spend on our programs, our operating results would be harmed.

Our business depends on strong brands and relationships, and if we are not able to maintain our relationships and enhance our brands, our ability to expand our base of users, advertisers and affiliates will be impaired and our business and operating results could be harmed.

We believe that maintaining and enhancing the “Filthy Gorgeous”, “OMNI Reboot”, “GeekRoom”, “Corporate Culture”, “iLongevity”, "VivaToday" brands is critical to expanding our base of users, advertisers and affiliates. Maintaining and enhancing our brands' profiles may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain the “Filthy Gorgeous”, “OMNI Reboot”, “GeekRoom”, “Corporate Culture” and “iLongevity” brands' profiles, or if we incur excessive expenses in this effort, our business and operating results could be harmed. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands' profiles may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to be a technology leader and to continue to provide attractive products and services, which we may not do successfully.

We need to manage growth in operations to maximize our potential growth and achieve our expected revenues and our failure to manage growth will cause a disruption of our operations, resulting in the failure to generate revenue.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our marketing operations. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

In order to achieve the general strategies of our company we need to maintain and search for hard-working employees who have innovative initiatives, while at the same time, keep a close eye on any and all expanding opportunities in our marketplace.

We plan to generate a significant portion of our revenues from advertising and affiliate sales relationships, and a reduction in spending by or loss of advertisers and general decrease in online spending could adversely harm our business.

We plan to generate a substantial portion of our revenues from advertisers. Our advertisers may be able to terminate prospective contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would adversely affect our revenues and business. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions can also have a material negative impact on the demand for advertising and cause our advertisers to reduce the amounts they spend on advertising, which could adversely affect our revenues and business.

Security breaches could harm our business.

Security breaches have become more prevalent in the technology industry. We believe that we take reasonable steps to protect the security, integrity and confidentiality of the information we collect, use, store and disclose, but there is no guarantee that inadvertent (e.g., software bugs or other technical malfunctions, employee error or malfeasance, or other factors) or unauthorized data access or use will not occur despite our efforts. Although we have not experienced any material security breaches to date, we may in the future experience attempts to disable our systems or to breach the security of our systems. Techniques used to obtain unauthorized access to personal information, confidential information and/or the systems on which such information are stored and/or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.

If an actual or perceived security breach occurs, the market perception of our security measures could be harmed and we could lose sales and customers and/or suffer other negative consequences to our business. A security breach could adversely affect the digital content experience and cause the loss or corruption of data, which could harm our business, financial condition and operating results. Any failure to maintain the security of our infrastructure could result in loss of personal information and/or other confidential information, damage to our reputation and customer relationships, early termination of our contracts and other business losses, indemnification of our customers, financial penalties, litigation, regulatory investigations and other significant liabilities. In the event of a major third-party security incident, we may incur losses in excess of their insurance coverage.

Moreover, if a high profile security breach occurs with respect to us or another digital entertainment company, our customers and potential customers may lose trust in the security of our business model generally, which could adversely impact our ability to retain existing customers or attract new ones.

The laws and regulations concerning data privacy and data security are continually evolving; our or our platform providers’ actual or perceived failure to comply with these laws and regulations could harm our business.

Customers view our content online, using third-party platforms and networks and on mobile devices. We collect and store significant amounts of information about our customers—both personally identifying and non-personally identifying information. We are subject to laws from a variety of jurisdictions regarding privacy and the protection of this player information. For example, the European Union (EU) has traditionally taken a broader view than the United States and certain other jurisdictions as to what is considered personal information and has imposed greater obligations under data privacy regulations. The U.S. Children’s Online Privacy Protection Act (COPPA) also regulates the collection, use and disclosure of personal information from children under 13 years of age. While none of our content is directed at children under 13 years of age, if COPPA were to apply to us, failure to comply with COPPA may increase our costs, subject us to expensive and distracting government investigations and could result in substantial fines.

Data privacy protection laws are rapidly changing and likely will continue to do so for the foreseeable future. The U.S. government, including the Federal Trade Commission and the Department of Commerce, is continuing to review the need for greater regulation over the collection of personal information and information about consumer behavior on the Internet and on mobile devices and the EU has proposed reforms to its existing data protection legal framework. Various government and consumer agencies worldwide have also called for new regulation and changes in industry practices. In addition, in some cases, we are dependent upon our platform providers to solicit, collect and provide us with information regarding our players that is necessary for compliance with these various types of regulations.

Customer interaction with our content is subject to our privacy policy and terms of service. If we fail to comply with our posted privacy policy or terms of service or if we fail to comply with existing privacy-related or data protection laws and regulations, it could result in proceedings or litigation against us by governmental authorities or others, which could result in fines or judgments against us, damage our reputation, impact our financial condition and harm our business. If regulators, the media or consumers raise any concerns about our privacy and data protection or consumer protection practices, even if unfounded, this could also result in fines or judgments against us, damage our reputation, and negatively impact our financial condition and damage our business.

In the area of information security and data protection, many jurisdictions have passed laws requiring notification when there is a security breach for personal data or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. Our security measures and standards may not be sufficient to protect personal information and we cannot guarantee that our security measures will prevent security breaches. A security breach that compromises personal information could harm our reputation and result in a loss of confidence in our products and ultimately in a loss of customers, which could adversely affect our business and impact our financial condition. This could also subject us to liability under applicable security breach-related laws and regulations and could result in additional compliance costs, costs related to regulatory inquiries and investigations, and an inability to conduct our business.

If any of our relationships with internet search websites terminate, if such websites' methodologies are modified or if we are outbid by competitors, traffic to our websites could decline.

We depend in part on various internet search websites, such as Google.com, Bing.com, Yahoo.com and other websites to direct a significant amount of traffic to our websites. Search websites typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings generally are determined and displayed as a result of a set of unpublished formulas designed by search engine companies in their discretion. Purchased listings generally are displayed if particular word searches are performed on a search engine. We rely on both algorithmic and purchased search results, as well as advertising on other internet websites, to direct a substantial share of visitors to our websites and to direct traffic to the advertiser customers we serve. If these internet search websites modify or terminate their relationship with us or we are outbid by our competitors for purchased listings, meaning that our competitors pay a higher price to be listed above us in a list of search results, traffic to our websites could decline. Such a decline in traffic could affect our ability to generate advertising revenue and could reduce the desirability of advertising on our websites.

Our business involves risks of liability claims arising from our media content, which could adversely affect our ability to generate revenue and could increase our operating expenses.

As a distributor of media content, we face potential liability for defamation, invasion of privacy, negligence, copyright or trademark infringement, obscenity, violation of rights of publicity and/or obscenity laws and other claims based on the nature and content of the materials distributed. These types of claims have been brought, sometimes successfully, against broadcasters, publishers, online services and other disseminators of media content. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could have a material adverse effect on us. In addition, measures to reduce our exposure to liability in connection with content available through our internet websites could require us to take steps that would substantially limit the attractiveness of our internet websites and/or their availability in certain geographic areas, which could adversely affect our ability to generate revenue and could increase our operating expenses.

Intellectual property litigation could expose us to significant costs and liabilities and thus negatively affect our business, financial condition and results of operations.

We may be subject to claims of infringement of third party patents and trademarks and other violations of third party intellectual property rights. Intellectual property disputes are generally time-consuming and expensive to litigate or settle, and the outcome of such disputes is uncertain and difficult to predict. The existence of such disputes may require us to set-aside substantial reserves, and has the potential to significantly affect our overall financial standing. To the extent that claims against us are successful, they may subject us to substantial liability, and we may have to pay substantial monetary damages, change aspects of our business model, and/or discontinue any of our services or practices that are found to be in violation of another party's rights. Such outcomes may severely restrict or hinder ongoing business operations and impact the value of our business. Successful claims against us could also result in us having to seek a license to continue our practices. Under such conditions, a license may or may not be offered or otherwise made available to us. If a license is made available to us, the cost of the license may significantly increase our operating burden and expenses, potentially resulting in a negative effect on our business, financial condition and results of operations.

Although we have been and are currently involved in multiple areas of commerce, internet services, and high technology where there is a substantial risk of future patent litigation, we have not obtained insurance for patent infringement losses. If we are unsuccessful at resolving pending and future patent litigation in a reasonable and affordable manner, it could disrupt our business and operations, including by negatively impacting areas of commerce or putting us at a competitive disadvantage.

If we are unable to obtain or maintain key website addresses, our ability to operate and grow our business may be impaired.

Our website addresses, or domain names, are critical to our business. We currently own more than 252 domain names. However, the regulation of domain names is subject to change, and it may be difficult for us to prevent third parties from acquiring domain names that are similar to ours, that infringe our trademarks or that otherwise decrease the value of our brands. If we are unable to obtain or maintain key domain names for the various areas of our business, our ability to operate and grow our business may be impaired.

We may have difficulty scaling and adapting our existing network infrastructure to accommodate increased traffic and technology advances or changing business requirements, which could cause us to incur significant expenses and lead to the loss of users and advertisers.

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computer power we will need. We could incur substantial costs if we need to modify our websites or our infrastructure to adapt to technological changes. If we do not maintain our network infrastructure successfully, or if we experience inefficiencies and operational failures, the quality of our products and services and our users' experience could decline. Maintaining an efficient and technologically advanced network infrastructure is particularly critical to our business because of the pictorial nature of the products and services provided on our websites. A decline in quality could damage our reputation and lead us to lose current and potential users and advertisers. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our operating results and financial condition.

Because some of our brands contain adult content, companies providing products and services on which we rely may refuse to do business with us.

Many companies that provide products and services we need are concerned that associating with us could lead to their becoming the target of negative publicity campaigns by public interest groups and boycotts of their products and services. As a result of these concerns, these companies may be reluctant to enter into or continue business relationships with us. There can be no assurance that we will be able to maintain our existing business relationships with the companies, domestic or international, that currently provide us with services and products. Our inability to maintain such business relationships, or to find replacement service providers, would materially adversely affect our business, financial condition and results of operations. We could be forced to enter into business arrangements on terms less favorable to us than we might otherwise obtain, which could lead to our doing business with less competitive terms, higher transaction costs and more inefficient operations than if we were able to maintain such business relationships or find replacement service providers.

Our business is exposed to risks associated with online commerce security and credit card fraud.

Consumer concerns over the security of transactions conducted on the internet or the privacy of users may inhibit the growth of the internet and online commerce. To transmit confidential information such as customer credit card numbers securely, we rely on encryption and authentication technology. Unanticipated events or developments could result in a compromise or breach of the systems we use to protect customer transaction data. Furthermore, our servers may also be vulnerable to viruses and other attacks transmitted via the internet.  As a payment processor, we are required to comply with PCI DSS and a credit card information breach could subject us to penalties or fines, litigation, regulatory investigation or regulatory action. While we proactively check for intrusions into our infrastructure, a new and undetected virus could cause a service disruption. Under current credit card practices, we may be held liable for fraudulent credit card transactions and other payment disputes with customers. A failure to control fraudulent credit card transactions adequately would adversely affect our business.

RISKS RELATED TO OUR COMMON STOCK

We may be subject to penny stock rules which will make the shares of our common stock more difficult to sell.

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares common stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and sales person compensation information must be given to the customer or ally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchase rand receive the purchaser’s written agreement to the transaction. The penny stock rules are burden some and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

Shares of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market and have a depressive effect on the price of our shares of common stock.

A substantial majority of our outstanding shares of common stock and preferred stock are “restricted securities” with in the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that an Affiliate (as such term is defined in Rule 144(a)(1)) of an issuer who has held restricted securities for a period of atleast six months (one year after filing Form 10 information with the SEC for shell companies and former shell companies) may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quote don the OTC Bulletin Board). Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate of the Company and who has satisfied a one-year holding period. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

You will experience dilution of your ownership interest because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, we may issue our authorized but previously un issued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 320,000,000 shares of capital stock consisting of 300,000,000 shares of common stock, par value $0.001 and 20,000,000 shares of blank check preferred stock, par value $0.001.

We may also issue additional shares of our common stock or other securities that are convertible in to or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create down ward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes, including at a price (or exercise prices) below the price at which shares of our common stock are trading.

We do not expect to pay dividends and investors should not buy our common stock expecting to receive dividends.

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, investors will only realize an economic gain on their investment in our common stock if the price appreciates. Investors should not purchase our common stock expecting to receive cash dividends. Because we do not pay dividends, and there may be limited trading, investors may not have any manner to liquidate or receive any payment on their investment. Therefore, our failure to pay dividends may cause investors to not see any return on investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds, which could affect our ability to expand our business operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Prior to the Merger our business office along with a staging area for our Florida property maintenance operations was located at 4060 NE 95th Road, Wildwood, Florida 34785. As of February 5, 2016, our corporate headquarters which houses operations and support personnel, is located at 202 S Dean Street, Englewood, NJ 07631, an office consisting of a total of 12,000 square feet. The current lease term is effective from January 8, 2014 through February 28, 2024 with an annual rent of $8,500 through December 31, 2015 and $14,165 for each subsequent year of the term thereafter.

Item 3. Legal Proceedings.

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of Common Stock are quoted on the OTCQB under the symbol “JMDA”. Prior to March 3, 2016, our shares of Common Stock were quoted on the OTCQB under the symbol “GTPH”. The OTCQB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCQB equity security is not listed or traded on a national securities exchange.

The following table sets forth the high and low bid price for our common stock for each quarter during the 2015 fiscal year. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Fiscal 2015	High	Low
First Quarter (January 1 – March 31)	$0.12	$0.07
Second Quarter (April 1 – June 30)	$0.10	$0.06
Third Quarter (July 1 – September 30)	$0.08	$0.06
Fourth Quarter (October 1 – December 31	$0.28	$0.03

Fiscal 2014	High	Low
First Quarter (January 1 – March 31)	$0.27	$0.22
Fourth Quarter (April 1 – June 30)	$0.26	$0.22
Third Quarter (July 1 – September 30)	$0.23	$0.23
Fourth Quarter (October 1 – December 31)	$0.23	$0.02

(b) Holders of Common Equity

As of April 14, 2016, there were approximately 80 stockholders of record. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

(c) Dividend Information

We have not paid any cash dividends to our holders of common stock. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

(d) Securities Authorized for Issuance under Equity Compensation Plans

There are currently 600,000 outstanding options to purchase our securities.

Option Plan

Pursuant to the Merger, on February 5, 2016, the Company assumed Jerrick’s 2015 Stock Incentive and Award Plan (the “Plan”) which provides for the issuance of up to 18,000,000 shares of the Company’s common stock.

The purpose of the Plan is to provide additional incentive to those officers, employees, consultants and non-employee directors of the Company and its parents, subsidiaries and affiliates whose contributions are essential to the growth and success of the Company’s business.

Eligible recipients of option awards are employees, officers, consultants or directors (including non-employee directors) of the Company or of any parent, subsidiary or affiliate of the Company. Upon recommendation from the board or the Compensation Committee, the board has the authority to grant to any eligible recipient any options, restricted stock or other awards valued in whole or in part by reference to, or otherwise based on, our common stock.

The provisions of each option granted need not be the same with respect to each option recipient. Option recipients shall enter into award agreements with us, in such form as the board shall determine.

The Plan shall be administered by the Compensation Committee consisting of two or more independent, non-employee and outside directors. In the absence of such a Committee, the board of the Company shall administer the Plan.

Each Option shall contain the following material terms:

(i)	the purchase price of each share of Common Stock with respect to Incentive Options shall be determined by the Committee at the time of grant, shall not be less than 100% of the Fair Market Value (defined as the closing price on the final trading day immediately prior to the grant on the principal exchange or quotation system on which the Common Stock is listed or quoted, as applicable) of the Common Stock of the Company, provided that if the recipient of the Option owns more than ten percent (10%) of the total combined voting power of the Company, the exercise price shall be at least 110% of the Fair Market Value;

(ii)	The purchase price of each share of Common Stock purchasable under a Non-qualified Option shall be at least 100% of the Fair Market Value of such share of Common Stock on the date the Non-qualified Option is granted, unless the Committee, in its sole and absolute discretion, determines to set the purchase price of such Non-qualified Option below Fair Market Value.

(iii)	the term of each Option shall be fixed by the Committee, provided that such Option shall not be exercisable more than five (5) years after the date such Option is granted, and provided further that with respect to an Incentive Option, if the recipient owns more than ten percent (10%) of the total combined voting power of the Company, the Incentive Option shall not be exercisable more than five (5) years after the date such Incentive Option is granted;

(iv)	subject to acceleration in the event of a Change of Control of the Company (as further described in the Plan), the period during which the Options vest shall be designated by the Committee or, in the absence of any Option vesting periods designated by the Committee at the time of grant, shall vest and become exercisable in equal amounts on each fiscal quarter of the Company through the four (4) year anniversary of the date on which the Option was granted;

(vi)	no Option is transferable and each is exercisable only by the recipient of such Option except in the event of the death of the recipient; and

(vii)	with respect to Incentive Options, the aggregate Fair Market Value of Common Stock exercisable for the first time during any calendar year shall not exceed $100,000.

Each award of Restricted Stock is subject to the following material terms:

(i)	no rights to an award of Restricted Stock are granted to the intended recipient of Restricted Stock unless and until the grant of Restricted Stock is accepted within the period prescribed by the Compensation Committee;

(ii)	Restricted Stock shall not be delivered until they are free of any restrictions specified by the Compensation Committee at the time of grant;

(iii)	recipients of Restricted Stock have the rights of a stockholder of the Company as of the date of the grant of the Restricted Stock;

(iv)	shares of Restricted Stock are forfeitable until the terms of the Restricted Stock grant have been satisfied or the employment with the Company is terminated; and

(v)	the Restricted Stock is not transferable until the date on which the Compensation Committee has specified such restrictions have lapsed.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS REPORT.

Overview

Jerrick Media Holdings, Inc. (“we,” “us,” the “Company,” or “Jerrick Media”) (formerly Great Plains Holdings, Inc. or “GTPH”) was incorporated under the laws of the state of Nevada on December 30, 1999 under the name LILM, Inc. The Company changed its name on December 3, 2013 to Great Plains Holdings, Inc. as part of its plans to diversify its business through the acquisition and operation of commercial real estate, including but not limited to self-storage facilities, apartment buildings, 55+ senior manufactured homes communities, and other income producing properties. Historically, the Company has principally engaged in manufacture and marketing of the LiL Marc a plastic boys’ toilet-training device which we discontinued as of December 31, 2014.

Real Estate

As of December 31, 2015 we had acquired a total of seven properties, five are in Florida and two are in South Carolina, for a total net investment of approximately $463,817.

The following table provides a summary of our portfolio of properties. The estimated useful lives of the buildings and improvement related to these assets is generally between 5 and 40 years.

Property Portfolio - Summary Information

Location	Property Type	Investment Amount	Percentage Leased/ Occupied	Monthly Rent	Aprox. Size (Sq. feet)

4060 NE 95th Road, Wildwood, FL	Office Bldg.	$106,257	100%	$950.00	1,400
4090 NE 95th Road, Wildwood, FL	Residential	57,008	100%	450.00	720
13537 CR 109E-1, Lady Lake, FL	Residential	70,591	100%	700.00	1200
5913A Tampa, Hanahan, SC	Residential	39,481	100%	475.00	625
5913B Tampa, Hanahan, SC	Residential	39,481	100%	575.00	625
806 Oakwood Cir, Wildwood, FL	Residential	27,283	100%	575.00	700
921 Village Dr, Wildwood, FL	Residential	39,989	100%	500.00	800
4060A NE 95th Road, Wildwood, FL	Office/Warehouse	38,655	(1)%	(1)	800
5915A Tampa, Hanahan, SC	Residential	32,813	100%	575.00	625
5915B Tampa, Hanahan, SC	Residential	32,812	100%	575.00	625
Total as of report date		$484,370	100%	$5,375.00

(1) Used by us as our office/warehouse.

Bonjoe Gourmet Chips

In January 2015, we agreed to acquire a 51% interest in Bonjoe Gourmet Chips LLC (“Bonjoe”), a producer and seller of over 40 flavors of gourmet potato chips. We agreed to acquire this interest for stock and a working capital loan with an option to acquire another 20% interest, subject to the results of an in-store blitz marketing campaign featuring Bonjoe’s gourmet chips. As of March 31, 2015, the Company determined it would no longer pursue this opportunity.

We define our accounting periods as follows:

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

Revenue

Total revenue increased $46,841 to $58,253 for fiscal 2015 compared to $11,412 in fiscal 2014. This increase in total revenue is primarily due to rent revenues generated from our real estate acquisitions.

Operating Expenses

Total operating expenses for fiscal 2015 increased by $21,527 to $339,292, compared to fiscal 2014, primarily as a result of an increase of $26,814 in general and administrative expenses related to property acquisition costs and accounting and legal fees, and a $6,925 increase in depreciation and amortization related to our recent real estate acquisitions. These increases were offset by a decrease of $12,212 in impairment losses on investments.

Other Expenses

Other expenses for fiscal 2015 increased by $47,158 to $75,520, compared to fiscal 2014 primarily as a result interest expenses stemming from our increased borrowings partially offset by investment income of $393 and other income of $1,000. We expect our interest expenses to vary depending on the amount of properties we acquire, if any.

Discontinued Operations

The income on discontinued operations for fiscal 2015 was $13,620 compared to a loss of $43,325 in fiscal 2014 as a result of our discontinuance of the Lil Marc operations as of December 31, 2014.

Net Loss

The net loss for fiscal 2015 was $342,939, a decrease of $35,101 compared to $378,040 in fiscal 2014, due to increases in revenue and income from discontinued operations, partially offset by increases in operating and other expenses.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements.  As of December 31, 2015, our working capital amounted to $572,579, a reduction of $309,327 as compared to working capital of $881,906 as of December 31, 2014. This decrease is primarily a result of our acquisition of real estate and other investments and net loss. Working capital at December 31, 2015 included primarily cash and cash equivalents of $573,572 compared to $969,094 at December 31, 2014.

Net cash used in continuing operating activities was $288,313 during fiscal 2015 compared to $295,407 in fiscal 2014. The decrease in cash used in operating activities is primarily attributable to our reduction in net loss, amounts recorded for depreciation, debt discount amortization, and impairment loss on investments, and a decrease in accounts payable and accrued expenses.

Net cash used in continuing investing activities during fiscal 2015 was $109,716 compared to $368,655 in fiscal 2014. The decrease was primarily a result of a reduction in purchases of property and equipment and investments during fiscal 2015 compared to those in fiscal 2014, offset by loans made by the Company during fiscal 2015. The decrease was also due to the Company making payments for deposists ($11,500) and investments ($30,000) in 2014, compared to no related payments in 2015.

Net cash provided by continuing financing activities during fiscal 2015 was $991 compared to $129,000 in fiscal 2014. The decrease was primarily a result of an increase in proceeds from issuance of preferred stock for $99,990 in fiscal 2015 compared to $6,000 in fiscal 2014. This increase was partially offset by the repayments of $98,999 in convertible debt in fiscal 2015. During fiscal 2014, the Company received proceeds of $111,000 and $12,000 from the issuance of convertible debt and common stock, respectively.

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

Both notes issued on August 22, 2014 and November 17, 2014, respectively, were paid in full in fiscal 2015.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under Commission regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2015, we have no off-balance sheet arrangements.

Critical Accounting Policies

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Use of Estimates

We use estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1 – Quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3 – Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

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

Concentrations of Risk

Financial Instruments which potentially subject the Company to concentrations of risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with major financial institutions. At December 31, 2015, the Company has $319,478 in excess of federally insured limits.

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

Long Term Investments

Non-marketable equity investments are carried at cost. Investments held by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the investment may not be recoverable. In the event that facts and circumstances indicate that the cost may be impaired, an evaluation of recoverability would be performed. Impairment expense of $17,788 and $30,000 has been recorded on long term investments for the years ended December 31, 2015 and 2014, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-14 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended December 31, 2015.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure and Control Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

This Company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the registrant; and
(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of the period covered by this Annual Report on Form 10-K, it had material weaknesses in its internal control procedures.

As of period covered by this Annual Report on Form 10-K, we have concluded that our internal control over financial reporting was ineffective. The Company’s assessment identified certain material weaknesses which are set forth below:

Functional Controls and Segregation of Duties

Because of the Company’s limited resources, there are limited controls over information processing.

There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

Accordingly, as the result of identifying the above material weakness we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the Company’s business operations.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report herein.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 17, 2016, the Company entered into a subscription agreement (the “Subscription Agreement”) with an accredited investor for the issuance and sale of (i) a convertible debenture in the principal amount of $100,000 (the “Debenture”) and (ii) a common stock purchase warrant permitting the holder of the Debenture to purchase 150,000 shares of the Company’s common stock at $0.40 per share (the “March Warrant”). The Debenture pays interest at a rate of 12% per annum and has a maturity date of April 21, 2016. The Debenture is convertible upon an Event of Default (as defined in the Debenture) into shares of the Company’s common stock at a conversion price equal to 60% of the Market Price (as defined in the Debenture). Upon an Event of Default, interest shall accrue at a rate of 18% per annum. Pursuant to the Subscription Agreement, on March 17, 2016, the Company and the holder of the Debenture entered into a Security Agreement (the “Security Agreement”), granting the holder of the Debenture a first priority security interest in all of the assets and property of the Company to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Debenture, the March Warrant, and the Subscription Agreement.

The foregoing descriptions of the Debenture, theSubscription Agreement, the Security Agreement and the March Warrant do not purport to be complete and are qualified in their entirety by the full text of such documents, which are attached hereto as Exhibit 4.5, 10.12, 10.13 and 10.14, respectively, and incorporated herein by reference.

On April 5, 2016, the Company issued a Secured Promissory Note (the “Note”) with an accredited investor in the principal amount of $100,000. The Note pays interest at a rate of 12% per annum and has a maturity date of April 15, 2016 (the “Maturity Date”). Upon an Event of Default (as defined in the Note), interest shall accrue at a rate of 18% per annum. In addition, upon an Event of Default and upon each subsequent seven (7) day period thereafter while such Event of Default is continuing, the Company shall issue to the holder of the Note one (1) common stock purchase warrant permitting the holder of the Note to purchase 25,000 shares of the Company’s common stock at $0.40 per share. As additional consideration for issuing the Note, on April 5, 2016, the Company issued the holder of the Note one (1) common stock purchase warrant (the “Warrant”) to purchase up to 25,000 shares of common stock of the Company. The Warrant is for a term of five (5) years and has an exercise price of $0.40.

The foregoing descriptions of the Note and the Warrant do not purport to be complete and are qualified in their entirety by the full text of such documents, which are attached hereto as Exhibit 4.6 and 10.15, respectively, and incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at April 14, 2016:

Name	Age	Positions
Jeremy Frommer(1)(2)	47	Chief Executive Officer, Director
Rick Schwartz(1)	47	President
Leonard Schiller(2)	72	Chairman of the Board of Directors
Kent Campbell(3)(4)	53	Former Chief Executive Officer, Chief Financial Officer and Director
Denis Espinoza(3)(4)	32	President, Chief Operating Officer and Director
Sarah Campbell(3)	27	Former Director

(1) Effective February 5, 2016, Jeremy Frommer was appointed as our Chief Executive Officer and Rick Schwartz was appointed as our President.

(2) Effective February 5, 2016, Jeremy Frommer and Leonard Schiller were appointed as members of the board of directors.

(3) Effective February 5, 2016, Kent Campbell, Denis Espinoza and Sarah Campbell resigned as members of the board of directors.

(4) Effective February 5, 2016, Kent Campbell resigned as our Chief Executive Officer and Chief Financial Officer and Denis Espinoza resigned as our President and Chief Operating Officer.

Jeremy Frommer, age 47, Chief Executive Officer and Director

Mr. Frommer, age 47, combines over 20 years of experience in the financial technology industry. Previously, Mr. Frommer held key leaderships roles in the investment banking and trading divisions of large financial institutions. From 2009 to 2012, Mr. Frommer was briefly retired until beginning concept formation for Jerrick Ventures which he officially founded in 2013. From 2007 to 2009, Mr. Frommer was Managing Director of Global Prime Services at RBC Capital Markets, the investment banking arm of the Royal Bank of Canada, the largest financial institution in Canada, after the sale of Carlin Financial Group, a professional trading firm. From 2004 to 2007, Mr. Frommer was the Chief Executive Officer of Carlin Financial Group after the sale of NextGen Trading, a software development company focused on building equity trading platforms. From 2002 to 2004, Mr. Frommer was Founder and Chief Executive Officer of NextGen Trading. From 2000 to 2002, he was Managing Director of Merger Arbitrage Trading at Bank of America, a financial services firm. Mr. Frommer was also a director of LionEye Capital, a hedge fund from June 2012 to June 2014. He holds a B.A. from the University of Albany.

Rick Schwartz, age 47, President

Mr. Schwartz, age 47, is a film and television producer and financier based in New York. Notable credits include The Departed, Black Swan, Gangs of New York, The Aviator, Machete, and The Others. Mr. Schwartz began his film career at Miramax under Harvey and Bob Weinstein, working there for seven years and eventually serving as the company’s Senior Vice President of Production. From 2008 to 2014, Mr. Schwartz was CEO and Founder of Overnight Productions. In 2014, Mr. Schwartz and partner Jimmy Fallon created Eight Million Plus Productions, a New York-based production company, which produces shows such as Spike TV’s Lip Sync Battle and NBC’s Sharing. Mr. Schwartz is also Chief Strategic Officer for Lua Technologies.

Leonard Schiller, age 72, Chairman of the Board of Directors

Leonard Schiller, age 72, is President and Managing Partner of the Chicago law firm of Schiller Klein PC and has been associated with the firm since 1977. Mr. Schiller also has served as the President of The Dearborn Group, a residential property management and real estate company with properties located in the Midwest. Mr. Schiller has also been involved in the ownership of residential properties and commercial properties throughout the country. Mr. Schiller has acted as a principal in numerous private loan transactions and has been responsible for the structure, and management of these transactions. Mr. Schiller has also served as a member of the Board of Directors of IMALL, an internet search engine company, which was acquired by Excite@Home. He also served as a member of the Board of AccuMed International, Inc., a company which manufactured and marketed medical diagnostic screening products, which was acquired by Molecular Diagnostics, Inc. He presently serves as a director of Milestone Scientific, Inc., a Delaware company. He also serves as a director of Gravitas Cayman Corp. and a Limited Partner of Gravitas Capital Partners LLC, a private hedge fund.

The members of the Board of Directors serve until the next annual meeting of stockholders, or until their successors have been elected.

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on the industry and transactional experience, and other background, in addition to any unique skills or attributes associated with a director.  With regard to Mr. Frommer, the Board of Directors considered his significant experience, expertise and background with regard to the Company’s business and his prior experience as a chief executive for other business enterprises.  With regard to Mr. Schiller, the Board of Directors considered his background and experience as an investor in many different businesses, together with his prior experience serving on the boards of public and private companies.

Family Relationships

There are currently no family relationships among any of our directors or executive officers. Sarah Campbell, our former director, is the daughter of Kent Campbell, our former Chief Executive Officer, Chief Financial Officer and Director

Board Composition and Director Independence

Our board of directors consists of two members: Jeremy Frommer and Leonard Schiller. The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards.

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related-Party Transactions ”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our board affirmatively determined that Leonard Schiller is qualified as independent and that he has no material relationship with us that might interfere with his exercise of independent judgment.

Board Committees

The Company does not currently have standing nominating, audit or compensation committees, but we intend to implement an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee in fiscal year 2016.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2015, were timely.

Code of Ethics

The Company does not currently maintain a Code of Ethics but plans to adopt one in the near future.

Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2015 and 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Kent Campbell (1) Chief Executive Officer and Chief Financial	2015	$0	$0	$0	$0	$0		$0	$0	$0
Officer	2014	$40,000	$0	$0	$0	$0		$0	$0	$40,000

Denis Espinoza (1) President and Chief Operating	2015	$0	$0	$0	$0	$0		$0	$0	$0
Officer	2014	$5,000	$0	$0	$0	$0	]	$0	$0	$5,000

Jeremy Frommer (2) Chief Executive	2015	$0	$0	$0	$0	$0		$0	$0	$0
Officer	2014	$0	$0	$0	$0	$0		$0	$0	$0

Rick Schwartz (2)	2015	$0	$0	$0	$0	$0		$0	$0	$0
President	2014	$0	$0	$0	$0	$0		$0	$0	$0

(1) Effective February 5, 2016, Kent Campbell resigned as our Chief Executive Officer and Chief Financial Officer and Denis Espinoza resigned as our President and Chief Operating Officer.

(2) Effective February 5, 2016, Jeremy Frommer was appointed as our Chief Executive Officer and Rick Schwartz was appointed as our President.

Employment Agreements

As of April 14, 2016, the Company has not entered into any employments agreements, but intends on entering into such agreements with its Chief Executive Officer and President in fiscal 2016.

Outstanding Equity Awards at Fiscal Year-End 2015

At December 31, 2015, we had outstanding equity awards as follows:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Weighted Average Exercise Price	Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Kent Campbell (1)	-	-	-	$-	-	-	-	-	-

Denis Espinoza (1)	-	-	-	$-	-	-	-	-	-

Jeremy Frommer (2)	-	-	-	$-	-	-	-	-	-

Rick Schwartz (2)	-	-	-	$-	-	-	-	-	-

(1)	Effective February 5, 2016, Kent Campbell resigned as our Chief Executive Officer and Chief Financial Officer and Denis Espinoza resigned as our President and Chief Operating Officer.
(2)	Effective February 5, 2016, Jeremy Frommer was appointed as our Chief Executive Officer and Rick Schwartz was appointed as our President.

Director Compensation

During fiscal year 2015 directors were not paid for their service in such capacity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the close of business on April 14, 2016, we had outstanding 31,682,896 shares of common stock.  Each share of common stock is currently entitled to one vote on all matters put to a vote of our stockholders.  The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of April 14, 2016, by:

●	each person known by us to be the beneficial owner of more than five percent of our outstanding common stock;
●	each of our current directors;
●	each our current executive officers and any other persons identified as a “named executive” in the Summary Compensation Table above; and
●	all our current executive officers and directors as a group.

Shares beneficially owned and percentage ownership before this offering is based on 31,682,896 shares of common stock outstanding as of April 14, 2016.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record date, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares.  In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage Beneficially Owned” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.  Unless otherwise indicated, the address of each of the following persons is 202 S Dean Street, Englewood, NJ 07631, and, based upon information available or furnished to us, each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

Name and Address	Shares Beneficially Owned (1)	Percentage Beneficially Owned
5% or Greater Stockholders

Chris Gordon	5,700,000	9.06%

All 5% or Greater Stockholders as a Group	5,700,000	9.06%

Named Executive Officers and Directors
Jeremy Frommer	11,595,884	18.43%
Rick Schwartz	3,110,486	4.94%
Leonard Schiller	1,345,896	2.14%
All current directors and officers as a group (3)	16,052,266	25.51%

* less than one percent

(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person, as well as other securities over which the person has or shares voting or investment power or securities which the person has the right to acquire within 60 days.

DESCRIPTION OF SECURITIES

The following is a description of our capital stock and the material provisions of our Amended and Restated Certificate of Incorporation, corporate bylaws and other agreements to which we and our stockholders are parties, in each case upon the closing of this offering. The following is only a summary and is qualified by applicable law and by the text of the actual documents, copies of which are available as set forth under “Where You Can Find More Information.”

General

The Company is authorized to issue an aggregate number of 320,000,000 shares of capital stock, of which 20,000,000 shares are preferred stock, $0.001 par value per share and 300,000,000 shares are Common Stock, $0.001 par value per share.

A description of the material terms and provisions of our Amended and Restated Certificate of Incorporation and corporate bylaws is set forth below.  The description is intended as a summary, and is qualified in its entirety by reference to our Amended and Restated Certificate of Incorporation and corporate bylaws that have been filed with the SEC.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, $0.001 par value per share. As of April 14, 2016 we have 31,682,896 shares of common stock issued and outstanding.

Each share of Common Stock shall have one (1) vote per share for all purposes. Our common stock does not provide a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stock holders are not entitled to cumulative voting for purposes of electing members to our board of directors.

We have reserved an aggregate of 31,233,489 shares of common stock for issuance upon conversion of outstanding Series A Preferred (13,365,556), conversion of outstanding Series B Preferred (2,687,776 shares), conversion of outstanding Series D Preferred (2,013,490 shares), upon exercise of outstanding warrants (12,566,667 shares) and pursuant to the 2015 Stock Incentive and Award Plan (600,000 shares).

Preferred Stock

The Company is also authorized to issue 20,000,000 shares of preferred stock, $0.001 par value per share. Currently we have 33,414 shares of Series A Preferred issued and outstanding, 8,064 shares of Series B Preferred issued and outstanding, and 2,013,490 shares of Series D Preferred issued and outstanding.

GTPH Series A Preferred Stock

On March 17, 2014, the Company filed a Certificate of Designation, Preferences, and Rights of Series A Preferred Stock (the “GTPH Series A Preferred Stock”). As of April 14, 2016, there were no shares of GTPH Series A Preferred Stock issued and outstanding. The GTPH Series A Preferred Stock had the following designations, rights and preferences:

●	the stated value of each share is $0.001;
●	each share shall entitle the holder thereof to 300 votes on all matters submitted to a vote of the stockholders of the Company;
●	except as otherwise provided in the Certificate of Designation, in the Company’s Articles, or by law, the holders of GTPH Series A Preferred Stock shall have general voting rights and shall vote together as one class, with all holders of shares of any other capital stock of the Company, on all matters submitted to a vote of stockholders of the Company; and
●	the holders of the GTPH Series A Preferred Stock shall not have any conversion rights.

On February 26, 2016, the Company filed a Certificate of Withdrawal of Certificate of Designation for the GTPH Series A Preferred Stock.

GTPH Series B Preferred Stock

On December 3, 2014, the Company filed a Certificate of Designation, Preferences, and Rights of Series B Preferred Stock (the “GTPH Series B Preferred Stock”). As of April 14, 2016, there were no shares of GTPH Series B Preferred Stock issued and outstanding. The GTPH Series B Preferred Stock had the following designations, rights and preferences:

●	Each share of GTPH Series B Preferred Stock entitles the holder to 10,000 votes on all matters submitted to a vote of the Company’s stockholders. In the event that such votes do not total at least 51% of all votes, then the votes cast by the holders of the GTPH Series B Preferred Stock shall be equal to 51% of all votes cast at any meeting of the Company’s stockholders or any issue put to the stockholders for voting; and
●	Except as otherwise provided in the Certificate of Designation, the holders of GTPH Series B Preferred Stock, the holders of Company common stock and the holders of shares of any other Company capital stock having general voting rights and shall vote together as one class on all matters submitted to a vote of the Company’s stockholders.

On February 26, 2016, the Company filed a Certificate of Withdrawal of Certificate of Designation for the GTPH Series B Preferred Stock.

GTPH Series C Preferred Stock

On July 28, 2015, the Company filed a Certificate of Designation, Preferences, and Rights of Series C Preferred Stock (the “GTPH Series C Preferred Stock”). As of April 14, 2016, there were no shares of GTPH Series C Preferred Stock issued and outstanding. The GTPH Series C Preferred Stock had the following designations, rights and preferences:

●	The GTPH Series C Preferred Stock shall have no voting rights;
●	each share is convertible at the option of the holder into eight shares of our common stock at any time after we merge or consolidate our Company with or into another person;
●	each 500 shares are automatically convertible into one share of our common stock if we do not complete a merger within 50 days of the date the shares are issued;
●	the conversion price of the GTPH Series C Preferred Stock is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events;
●	the GTPH Series C Preferred Stock shares are not convertible to the extent that (a) the number of shares of our common stock beneficially owned by the holder and (b) the number of shares of our common stock issuable upon the conversion of the GTPH Series C Preferred Stock or otherwise would result in the beneficial ownership by holder of more than 4.99% of our then outstanding common stock. This ownership limitation can be increased or decreased to any percentage not exceeding 9.99% by the holder upon 61 days notice to us.

On February 26, 2016, the Company filed a Certificate of Withdrawal of Certificate of Designation for the GTPH Series C Preferred Stock.

Series A Cumulative Convertible Preferred Stock

As of April 14, 2016 there were 33,414 shares of our Series A Preferred issued and outstanding.  Each share of our Series A Preferred has a stated value equal to $100, as adjusted for stock dividends, combinations, splits and certain other events (the “Series A Stated Value”).

Voting Rights

The holders of our Series A Preferred vote together with the holders of our Common Stock, Series B Preferred and Series D Preferred on an as converted basis on each matter submitted to a vote of holders of Common Stock. The number of votes that may be cast by a holder of Series A Preferred shall be equal to the number of Series A Conversion Shares (defined below) on the record date for determining those stockholders entitled to vote on the matter.

In addition, the affirmative vote of the holders of a majority of our outstanding Series A Preferred is required to (i) amend our certificate of incorporation or bylaws in a way that would be adverse to the holders of our Series A Preferred, (ii) redeem or repurchase our stock (other than with respect to the Series A Preferred), (iii) effect a liquidation event, (iv) declare or pay dividends (other than on the Series A Preferred), (v) issue shares of Series A Preferred other than as dividends on the Series A Preferred, and (vi) issue any securities in parity or senior to the rights of the Series A Preferred.

Dividends

The holders of our Series A Preferred are entitled to receive preferential dividends at the rate of 6% per share per annum of the Series A Stated Value out of any funds legally available, and before any dividend or other distribution will be paid or declared and set apart for payment on any shares of our common stock.  Upon the occurrence and during the pendency of an event of default, the dividend rate will increase to 15% per annum on the Series A Stated Value. The dividends compound annually and are fully cumulative, accumulate from the date of original issuance of the Series A Preferred, and are payable quarterly, in arrears, commencing on the first day of the calendar quarter following the date on which the Series A Preferred is issued (i) in cash; (ii) at our option, in additional shares of Series A Preferred computed on the Series A Stated Value in an amount equal to 100% of the cash dividend otherwise payable; or (iii) at our option, a combination of cash and additional shares of Series A Preferred. The Company may not pay dividends in Series A Preferred Stock unless, on the payment due date, there is no event of Default under the Certificate of Designations governing the Series A Preferred and there is an effective resale registration statement covering the shares of common stock issuable upon conversion of the Series A Preferred and shares of common stock issuable upon the exercise of certain warrants.

Liquidation

Upon the occurrence of a “liquidation event”, the holders of our Series A Preferred are entitled to receive, before any payment or distribution is made on any shares of our common stock, out of the assets available for distribution to our stockholders, an amount equal to two (2) times the Series A Stated Value and all accrued and unpaid dividends.  If the assets available is insufficient to pay the holders of our Series A Preferred in full, then the assets will be distributed pro rata among the holders of our Series A Preferred.

A “liquidation event” occurs in the event of (i) our liquidation, dissolution or winding-up, whether voluntary or involuntary, (ii) (A) our purchase or redemption of any shares of any class of our stock or (B) a merger or consolidation with or into any entity, unless, among other things, the holders of our Series A Preferred receive securities of the surviving corporation having substantially similar rights and our stockholders immediately prior to such transaction are holders of at least a majority of the voting securities of the surviving entity.

Redemption

Upon (i) the occurrence of an event of default, (ii) a “change in control” or (iii) our liquidation, dissolution or winding up, and if the holder of the Series A Preferred so elects, we must pay a sum of money determined by multiplying the then current purchase price of the outstanding Series A Preferred by 110%, plus accrued but unpaid dividends, no later than thirty (30) business days after request for redemption is made.  “Change in Control” means (i) our Company no longer having a class of shares publicly traded, listed or quoted, (ii) our becoming a subsidiary of another entity, (iii) a majority of our board of directors as of the Closing Date no longer serving as our directors of the Corporation, and (iv) the sale, lease or transfer of substantially all of our assets or the assets of our subsidiary.

Conversion

Each registered holder of Series A Preferred shall have the right, at any time commencing after the issuance, to convert such shares, as well as accrued but unpaid declared dividends on the Series A Preferred (collectively “Series A Conversion Amount”) into fully paid and non-assessable shares of common stock of the Company (the “Series A Conversion Shares”). The number of Series A Conversion Shares issuable upon conversion of the Series A Conversion Amount shall equal the Series A Conversion Amount to be converted divided by the conversion price then in effect. The conversion price of the Series A Preferred shall be $0.25, subject to adjustment (the “Series A Conversion Price”).

Except under certain circumstances (such as the issuance of our common stock pursuant to a stock option plan), if we issue shares of our common stock or securities convertible into or exchangeable or exercisable for shares of our common stock, for a purchase price, conversion price or exercise price that is less than the then current conversion price of our Series A Preferred, then the Series A Conversion Price of our Series A Preferred will be reduced to such lower price.

The Series A Conversion Price for our Series A Preferred is further adjusted in the event of:  (i) a declaration of any dividend or distribution on our common stock, (ii) stock split or (iii) reclassification of our common stock, proportionately so that the holders of our Series A Preferred are entitled receive the kind and number of shares or other securities to which they would have owned or have been entitled to receive after the happening of any of such events had such shares of our Series A Preferred been converted immediately prior to the happening of such event.

If we merge with or into any other corporation where we are not the surviving entity, then unless the right to convert shares of our Series A Preferred is terminated as part of such merger, then, if permitted under applicable law, the holder of our Series A Preferred will have the right to convert each of their shares of Series A Preferred into the same kind and amount of shares of stock receivable upon the merger.  A similar provision applies to the sale of all or substantially all of our assets.

If a holder of our Series A Preferred notifies us of such holder’s election to convert and we do not deliver the shares of common stock issuable upon such conversion, and the holder has to buy shares of our common stock on the open market because of their obligation to deliver shares of common stock, then we will pay such holder the difference between the price paid on the open market and the Series A Stated Value. We will also pay interest at the annual rate of 15% for each day that we are late as well $100 per business day for each $10,000 of Series A Stated Value and dividend which is not timely delivered.

Neither we nor the holder of our Series A Preferred may convert any amount that would result in the holder having a beneficial ownership of our common stock which would be in excess of the sum of (i) the number of shares of common stock beneficially owned by the holder and its affiliates on the conversion date and (ii) the number of shares of our common stock issuable upon the conversion, which would result in the aggregate beneficial ownership by such holder and its affiliates of more than 4.99% of the outstanding shares of our common stock.  The holder of our Series A Preferred may waive the conversion limitation in whole or in part upon and effective after sixty one (61) days’ prior written notice to our Company.

Events of Default

For so long as the Series A Preferred is outstanding, unless waived in writing, the occurrence of certain events of default (each, a “Series A Event of Default”) or until such Series A Event of Default has been cured, if such Series A Event of Default is permitted to be cured hereunder, shall cause the dividend rate to become 15% from and after the occurrence and during the pendency of such event with respect to the Series A Preferred. Series A Events of Default include but are not limited to (i) the Company failing to timely pay any dividend payment or the failure to timely pay any other sum of money due (ii) breach any material covenant or other material term or condition of the Subscription Agreement or Certificate of Designation (iii) any material misrepresentation made herein, or in connection herewith (iv) any dissolution, liquidation or winding up of the Company or any substantial portion of its business (v) the merger, consolidation or reorganization of the Company with or into another company or person or entity (other than with or into a wholly owned subsidiary of the Company), or sale of the capital stock of the Company by the Company or the holders thereof, in any case under circumstances in which the holders of a majority of the voting power of the outstanding capital stock of Company immediately prior to such transaction owning less than a majority in voting power of the outstanding capital stock of Company or the surviving or resulting company or other entity, as the case may be, immediately following such transaction (vi) the failure by the Company to have reserved for issuance upon conversion of the Series A Preferred the number of shares of Common Stock as required in the Subscription Agreement; and (vii) the Company’s failure to timely deliver to the holder of Series A Preferred common stock issuable upon conversion of the Series A Preferred or a replacement preferred stock certificate (if required) within five (5) business days after the required delivery date.

Series B Cumulative Convertible Preferred Stock

As of April 14, 2016 there were 8,064 shares of our Series B Preferred issued and outstanding.  Each share of our Series B Preferred has a stated value equal to $100, as adjusted for stock dividends, combinations, splits and certain other events (the “Series B Stated Value”).

Voting Rights

The holders of our Series B Preferred vote together with the holders of our common stock, Series A Preferred and Series D Preferred on an as converted basis on each matter submitted to a vote of holders of common stock. The number of votes that may be cast by a holder of Series B Preferred shall be equal to the number of Series B Conversion Shares (defined below) issuable upon conversion of such holder’s Series B Preferred on the record date for determining those stockholders entitled to vote on the matter.

In addition, the affirmative vote of the holders of a majority of our outstanding Series B Preferred is required to (i) amend our certificate of incorporation or bylaws in a way that would be adverse to the holders of our Series B Preferred, (ii) redeem or repurchase our stock (other than with respect to the Series B Preferred), (iii) effect a liquidation event, (iv) declare or pay dividends (other than on the Series B Preferred), (v) issue shares of Series B Preferred other than as dividends on the Series B Preferred, and (vi) issue any securities in parity or senior to the rights of the Series B Preferred.

Dividends

The holders of our Series B Preferred are entitled to receive preferential dividends at the rate of 6% per share per annum of the Series B Stated Valueout of any funds legally available, and before any dividend or other distribution will be paid or declared and set apart for payment on any shares of our common stock.  Upon the occurrence and during the pendency of an event of default, the dividend rate will increase to 15% per annum on the Series B Stated Value. The dividends compound annually and are fully cumulative, accumulate from the date of original issuance of the Series B Preferred, and are payable quarterly, in arrears, commencing on the first day of the calendar quarter following the date on which the Series B Preferred is issued (i) in cash; (ii) at our option, in additional shares of Series B Preferred computed on the Series B Stated Valuein an amount equal to 100% of the cash dividend otherwise payable; or (iii) at our option, a combination of cash and additional shares of Series B Preferred. The Company may not pay dividends in Series B Preferred unless, on the payment due date, there is no event of default under the Certificate of Designations governing the Series B Preferred and there is an effective resale registration statement covering the shares of common stock issuable upon conversion of the Series B Preferred and shares of common stock issuable upon the exercise of certain warrants.

Liquidation

Upon the occurrence of a “liquidation event”, the holders of our Series B Preferred are entitled to receive, before any payment or distribution is made on any shares of our common stock, out of the assets available for distribution to our stockholders, an amount equal to the Series B Stated Valueand all accrued and unpaid dividends.  If the assets available is insufficient to pay the holders of our Series B Preferred in full, then the assets will be distributed pro rata among the holders of our Series B Preferred.

A “liquidation event” occurs in the event of (i) our liquidation, dissolution or winding-up, whether voluntary or involuntary, (ii) (A) our purchase or redemption of any shares of any class of our stock or (B) a merger or consolidation with or into any entity, unless, among other things, the holders of our Series B Preferred receive securities of the surviving corporation having substantially similar rights and our stockholders immediately prior to such transaction are holders of at least a majority of the voting securities of the surviving entity.

Redemption

Upon (i) the occurrence of an event of default, (ii) a “change in control” or (iii) our liquidation, dissolution or winding up, and if the holder of the Series B Preferred so elects, we must pay a sum of money determined by multiplying the then current purchase price of the outstanding Series B Preferred by 110%, plus accrued but unpaid dividends, no later than thirty (30) business days after request for redemption is made.  “Change in Control” means (i) our Company no longer having a class of shares publicly traded, listed or quoted, (ii) our becoming a subsidiary of another entity, (iii) a majority of our board of directors as of the Closing Date no longer serving as our directors of the Corporation, and (iv) the sale, lease or transfer of substantially all of our assets or the assets of our subsidiary.

Conversion

Each registered holder of Series B Preferred shall have the right, at any time commencing after the issuance, to convert such shares, as well as accrued but unpaid declared dividends on the Series B Preferred (collectively “Series B Conversion Amount”) into fully paid and non-assessable shares of common stock of the Company (the “Series B Conversion Shares”). The number of Series B Conversion Shares issuable upon conversion of the Series B Conversion Amount shall equal the Series B Conversion Amount to be converted divided by the conversion price then in effect. The conversion price of the Series B Preferred shall be $0.30, subject to adjustment (the “Series B Conversion Price”).

Except under certain circumstances (such as the issuance of our common stock pursuant to a stock option plan), if we issue shares of our common stock or securities convertible into or exchangeable or exercisable for shares of our common stock, for a purchase price, conversion price or exercise price that is less than the then current conversion price of our Series B Preferred, then the Conversion Price of our Series B Preferred will be reduced to such lower price.

The Conversion Price for our Series B Preferred is further adjusted in the event of:  (i) a declaration of any dividend or distribution on our common stock, (ii) stock split or (iii) reclassification of our common stock, proportionately so that the holders of our Series B Preferred are entitled receive the kind and number of shares or other securities to which they would have owned or have been entitled to receive after the happening of any of such events had such shares of our Series B Preferred been converted immediately prior to the happening of such event.

If we merge with or into any other corporation where we are not the surviving entity, then unless the right to convert shares of our Series B Preferred is terminated as part of such merger, then, if permitted under applicable law, the holder of our Series B Preferred will have the right to convert each of their shares of Series B Preferred into the same kind and amount of shares of stock receivable upon the merger.  A similar provision applies to the sale of all or substantially all of our assets.

If a holder of our Series B Preferred notifies us of such holder’s election to convert and we do not deliver the shares of common stock issuable upon such conversion, and the holder has to buy shares of our common stock on the open market because of their obligation to deliver shares of common stock, then we will pay such holder the difference between the price paid on the open market and the Series B Stated Value.  We will also pay interest at the annual rate of 15% for each day that we are late as well $100 per business day for each $10,000 of Series B Stated Valueand dividend which is not timely delivered.

Neither we nor the holder of our Series B Preferred may convert any amount that would result in the holder having a beneficial ownership of our common stock which would be in excess of the sum of (i) the number of shares of common stock beneficially owned by the holder and its affiliates on the conversion date and (ii) the number of shares of our common stock issuable upon the conversion, which would result in the aggregate beneficial ownership by such holder and its affiliates of more than 4.99% of the outstanding shares of our common stock.  The holder of our Series B Preferred may waive the conversion limitation in whole or in part upon and effective after sixty one (61) days’ prior written notice to our Company.

Events of Default

For so long as the Series B Preferred is outstanding, unless waived in writing, the occurrence of certain events of default (each, a “Series B Event of Default”) or until such Series B Event of Default has been cured, if such Series B Event of Default is permitted to be cured hereunder, shall cause the dividend rate to become 15% from and after the occurrence and during the pendency of such event with respect to the Series B Preferred. Series B Events of Default include but are not limited to (i) the Company failing to timely pay any dividend payment or the failure to timely pay any other sum of money due (ii) breach any material covenant or other material term or condition of the Subscription Agreement or Certificate of Designation (iii) any material misrepresentation made herein, or in connection herewith (iv) any dissolution, liquidation or winding up of the Company or any substantial portion of its business (v) the merger, consolidation or reorganization of the Company with or into another company or person or entity (other than with or into a wholly owned subsidiary of the Company), or sale of the capital stock of the Company by the Company or the holders thereof, in any case under circumstances in which the holders of a majority of the voting power of the outstanding capital stock of Company immediately prior to such transaction owning less than a majority in voting power of the outstanding capital stock of Company or the surviving or resulting company or other entity, as the case may be, immediately following such transaction (vi) the failure by the Company to have reserved for issuance upon conversion of the Series B Preferred the number of shares of Common Stock as required in the Subscription Agreement; and (vii) the Company’s failure to timely deliver to the holder of Series B Preferred common stock issuable upon conversion of the Series B Preferred or a replacement preferred stock certificate (if required) within five (5) business days after the required delivery date.

Series D Convertible Preferred Stock

As of April 14, 2016, there were 2,013,490 shares of Series D Convertible Preferred Stock outstanding.

The designations, rights and preferences of the Series D Preferred include:

(i) the shares have no voting rights.

(ii) each share is convertible at the option of the holder into one share of our common stock. The rate of conversion is subject to adjustment as discussed below.

(iii) at any time during the 12 months after the Series D preferred is issued, the conversion price of the Series D Preferred is subject to proportional adjustment in the event the company issues, sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than $0.25 per share subject to certain exclusions. In addition, the Series D Preferred is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

Warrants

The Company has as of April 14, 2016 outstanding warrants to purchase an aggregate of up to 12,566,667 shares of the Company’s common stock. These warrants are exercisable immediately, have a weighted-average remaining life of 4.32 years and a weighted-average exercise price of $0.36 as of April 14, 2016.

Options

There are 600,000 outstanding options to purchase our securities.

Dividends

We have not paid any cash dividends to our holders of common stock. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Market for our Securities

While there is no established public trading market for our Common Stock, our Common Stock is quoted on the OTC Markets OTCQB under the symbol “JMDA”.

The market price of our Common Stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our Common Stock, regardless of our actual or projected performance.

Anti-Takeover Provisions

Our charter and bylaws contain provisions that may make it more difficult for a third party to acquire or may discourage acquisition bids for us. Our Board may, without action of our stockholders, issue authorized but unissued shares of preferred stock. The existence of unissued preferred stock may enable the Board, without further action by the stockholders, to issue such stock to persons friendly to current management or to issue such stock with terms that could render more difficult or discourage an attempt to obtain control of us, thereby protecting the continuity of our management. Our shares of preferred stock could therefore be issued quickly with terms that could delay, defer, or prevent a change in control of us, or make removal of management more difficult.

Item 13. Certain Relationships and Related Transactions.

Upon completion of the Merger, as of February 5, 2016, the Company has a commercial lease agreement with 202 S Dean, LLC for its current office building located at 202 S Dean Street, Englewood, NJ 07631. Under the agreement, the Company pays monthly rent to 202 S. Dean LLC, which is 50% owned by our Chief Executive Officer, Jeremy Frommer. Monthly rent is $8,500 through 2015. Commencing 2016 through 2023, monthly rent will be $14,165. The lease expires February 28, 2024.

On March 17, 2014, the Company sold to: (i) Kent Campbell, its Chief Executive Officer, 6,000 shares of its unregistered preferred stock for a purchase price of $0.10 per share for a total of $600; and, (ii) Denis Espinoza, its Chief Operations Officer, 4,000 shares of its unregistered preferred stock for a purchase price of $0.10 per share for a total of $400.

On September 17, 2014, the Company acquired a residential duplex located in Hanahan, South Carolina from DayBreak Capital, LLC, a related party. The real estate was purchased for a price of $83,402. Kent Campbell, the Company’s Chief Executive Officer is the majority shareholder of DayBreak Capital, LLC. Therefore, as this was a transaction between entities under common control, the Company recorded the cost of the land and buildings at historical cost. These amounts were $16,729 for the land, and $62,233 for the buildings (total cost of $78,962).The difference between the agreed upon cost and the historical cost was recorded to additional paid-in capital ($4,440).

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

Director Independence

The common stock of the Company is currently quoted on the OTCQB, quotation system which currently do not have director independence requirements. On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K. Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy the criteria as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards. As of April 14, 2016, the Board determined that Leonard Schiller is independent under these standards.

The Company does not currently have any committees but plans to establish an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee in fiscal year 2016.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

	2015	2014

Audit Fees	$29,100	$26,950
Audit-Related Fees	$-	-
Tax Fees	$-	-
All Other Fees	$-	-
Total	$29,100	$26,950

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated February 5, 2016 by and among the Company, GPH Merger Sub., Inc., and Jerrick Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

2.2	Agreement and Plan of Merger dated February 28, 2016 by and among the Company and Jerrick Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.1(a)	Articles of Incorporation, filed June 13, 2012 (incorporated by reference to the Company’s annual report on Form 10-SB filed with the Commission on March 30, 2006).

3.1(b)	Amended and Restated Articles of Incorporation, filed November 6, 2013 (incorporated by reference to Exhibit 3.3 to the Company’s current report on Form 8-K filed with the Commission on December 4, 2013).

3.1(c)	Certificate of Designation, Preferences, and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on April 8, 2014).

3.1(d)	Certificate of Designation, Preferences and Rights of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on December 4, 2014).

3.1(e)	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on August 3, 2015).

3.1(f)	Certificate of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 3.1(f) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.1(g)	Jerrick Ventures, Inc. Certificate of Designation of Series A Cumulative Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1(f) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.1(h)	Jerrick Ventures, Inc. Amendment to Certificate of Designation of Series A Cumulative Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1(f) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.1(i)	Jerrick Ventures, Inc. Certificate of Designation of Series B Cumulative Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1(f) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.1(j)	Certificate of Withdrawal of Certificate of Designation for Series A Preferred Stock. (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.1(k)	Certificate of Withdrawal of Certificate of Designation for Series B Preferred Stock. (incorporated by reference to Exhibit 3.2 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.1(l)	Certificate of Withdrawal of Certificate of Designation for Series C Preferred Stock. (incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.1(m)	Certificate of Designation for Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.1(n)	Certificate of Designation for Series C Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.2	Bylaws (incorporated by reference to the Company’s annual report on Form 10-SB filed with the Commission on March 30, 2006).

3.3	Certificate of Incorporation of Jerrick Ventures, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

4.1	Convertible Promissory Note between the Company and KBM Worldwide, Inc. dated August 22, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on August 26, 2014).

4.2	Convertible Promissory Note between the Company and KBM Worldwide, Inc. dated November 17, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on December 2, 2014).

4.3	Securities Purchase Agreement between the Company, Bonjoe Gourmet Chips LLC and certain purchasers dated December 10, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on December 10, 2014).

4.4	Amended and Restated Securities Purchase Agreement between the Company, Bonjoe Gourmet Chips LLC and certain purchasers dated January 30, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on February 3, 2015).

4.5*	Convertible Debenture, dated March 17, 2016.

4.6*	Secured Promissory Note, dated April 5, 2016.

10.1	Agreement for the Purchase and Sale of Real Estate between Ashland Holdings, LLC and TD Bank dated October 29, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on November 1, 2013).

10.2	Release Agreement between the Company and George I. Norman dated August 15, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on August 15, 2014).

10.3	Securities Purchase Agreement between the Company and KBM Worldwide, Inc. dated August 22, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on August 26, 2014).

10.4	Sale and Purchase Agreement between Ashland Holdings, LLC and Jonathon and Jessica Delavan dated October 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on October 9, 2014).

10.5	Securities Purchase Agreement between the Company and KBM Worldwide, Inc. dated November 17, 2014 (incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K filed with the Commission on December 2, 2014).

10.6	Investment Agreement dated as of November 30, 2014 by and between the Company and Kent Campbell (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 4, 2014).

10.7	Royalty Agreement between the Company and Bonjoe Gourmet Chips LLC dated December 10, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 16, 2014).

10.8	Securities Purchase Agreement dated as of July 29, 2015 between Great Plains Holdings, Inc. and Cape One Master Fund II LP. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on August 3, 2015).

10.9	Spin-Off Agreement dated as of February 5, 2016 between the Company and Kent Campbell. (incorporated by reference to Exhibit 10.9 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

10.10	Share Exchange Agreement dated as of February 5, 2016 by and among Great Plains Holdings, Inc., Kent Campbell, Denis Espinoza and Sarah Campbell. (incorporated by reference to Exhibit 10.10 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

10.11	Form of Stock Purchase Agreement. (incorporated by reference to Exhibit 10.11 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

10.12*	Subscription Agreement, dated March 17, 2016.

10.13*	Security Agreement, dated March 17, 2016.

10.14*	Common Stock Purchase Warrant, dated March 17, 2016.

10.15*	Common Stock Purchase Warrant, dated April 5, 2016.

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERRICK MEDIA HOLDINGS, INC.

Date: April 14, 2016	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rick Schwartz	President	April 14, 2016
Rick Schwartz

/s/ Leonard Schiller	Director	April 14, 2016
Leonard Schiller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Great Plains Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Great Plains Holdings, Inc. (“the Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the years in the two year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Plains Holdings, Inc. as of December 31, 2015, and the results of its operations and cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 14, 2016

GREAT PLAINS HOLDINGS INC AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014

Assets
Current Assets
Cash and Cash Equivalents	$573,572	$969,094
Accounts Receivable	125	-
Assets held for discontinued operations	214	1,737

Total Current Assets	573,911	970,831

Property and Equipment
Property and Equipment	412,265	323,842
Less: Accumulated Depreciation	(20,553)	(6,814)
Land	72,105	58,201

Net Property and Equipment	463,817	375,229

Other Assets
Deposits	-	11,500

Total Other Assets	-	11,500

Total Assets	$1,037,728	$1,357,560

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable and Accrued Expenses	$1,330	$22,726
Convertible Debt (net of discount of $0 and $44,810)	-	66,190
Liabilities held for discontinued operations	2	9

Total Current Liabilities	1,332	88,925

Long-Term Liabilities
Refundable Deposits	1,350	1,450

Total Long-Term Liabilities	1,350	1,450

Total Liabilities	2,682	90,375

Stockholders' Equity
Preferred stock, 20,000,000 shares authorized
Series A Preferred stock, $.001 par value, 10,000 and 10,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock, $.001 par value, 10,000 and 10,000 shares issued and outstanding, respectively	10	10
Series C Convertible Preferred Stock, 3,500,000 shares authorized, $0.001 par value, no shares issued and outstanding, respectively	-	-
Common stock, 300,000,000 shares authorized, $.001 par value, 1,514,119 and 1,461,932 shares issued and outstanding, respectively	1,514	1,462
Additional Paid in Capital	2,068,390	1,957,642
Accumulated Deficit	(1,034,878)	(691,939)

Total Stockholders' Equity	1,035,046	1,267,185

Total Liabilities and Stockholders' Equity	$1,037,728	$1,357,560

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS HOLDINGS INC AND SUBSIDIARIES

Consolidated Statements of Operations

	December 31,	December 31,
	2015	2014
Sales
Sales Revenue	$58,253	$11,412

Total Sales	58,253	11,412

Operating Expenses
Depreciation and Amortization	13,739	6,814
General and Administrative	307,765	280,951
Impairment loss on investment	17,788	30,000

Total Operating Expenses	339,292	317,765

Operating Loss	(281,039)	(306,353)

Other Income (Expense)
Interest Expense	(76,913)	(28,658)
Investment Income	393	296
Other Income	1,000	-

Total Other Income (Expense)	(75,520)	(28,362)

Net Loss from Continuing Operations before Income Taxes	(356,559)	(334,715)

Net Loss from Continuing Operations	(356,559)	(334,715)

Discontinued Operations
Income (Loss) on discontinued operations - net of tax	13,620	(43,325)

Net Loss	$(342,939)	$(378,040)

Loss per share of common stock
(basic and diluted) continuing operations	$(0.24)	$(0.23)

Income (Loss) per share of common stock
(basic and diluted) discontinued operations	$0.01	$(0.03)

Total loss per share of common stock
(basic and diluted)	$(0.23)	$(0.26)

Weighted average shares outstanding
(basic and diluted)	1,505,926	1,460,114

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS HOLDINGS INC AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

			Series A		Series B		Series C		Additional
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2014	1,453,296	1,453	-	-	-	-	-	-	1,863,029	(313,899)	1,550,583

Issuance of common shares for cash at $0.32 (1/6/14)	6,818	7							11,993		12,000

Issuance of series A preferred shares for cash at $0.10 (3/17/14)			10,000	10					990		11,000

Issuance of common shares for building improvements at $1.00 (5/9/14)	1,818	2							9,998		10,000

Beneficial conversion feature of convertible debt recorded as Additional Paid in Capital (8/22/14)									43,590		43,590

Acquisition of real estate from entity under common control (09/17/14)									(4,440)		(4,440)

Beneficial conversion feature of convertible debt recorded as Additional Paid in Capital (11/17/14)									27,492		27,492

Issuance of series B preferred shares for cash at $0.50 (11/30/14)					10,000	10			4,990		15,000

Net operating loss for the year ended 12/31/14										(378,040)	(378,040)

Balance December 31, 2014	1,461,932	1,462	10,000	10	10,000	10	-	-	1,957,642	(691,939)	1,267,185

Issuance of common shares for convertible debt at $.0427 (2/23/15)	51,096	51							11,949		12,000

Acquisition of real estate from entity under common control (3/9/15)									(1,190)		(1,190)

Issuance of series C preferred shares for cash at $0.03333 (7/29/15)							3,000,000	3,000	96,990		3,099,990

Issuance of common shares upon conversion of series C preferred shares (9/17/15)	1,091	1					(3,000,000)	(3,000)	2,999		(3,000,000)

Net operating loss for the year ended 12/31/15										(342,939)	(342,939)

Balance December 31, 2015	1,514,119	1,514	10,000	10	10,000	10	-	-	2,068,390	(1,034,878)	1,035,046

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS HOLDINGS INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	December 31,	December 31,
	2015	2014
Cash Flows from Operating Activities
Net Income (Loss)	$(342,939)	$(378,040)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	13,739	6,814
Debt discount amortization	44,809	26,272
Impairment loss on investment	17,788	30,000
Change in Operating Assets and Liabilities:
Accounts Receivable	(125)	-
Prepaid Expenses	-	2,875
Loan Receivable	(88)	-
Accounts Payable and Accrued Expenses	(21,397)	15,222
Refundable Deposits	(100)	1,450
Net Cash Used In Continuing Operating Activities:	(288,313)	(295,407)

Net Cash Provided By (Used In) Discontinued Operating Activities	1,516	28,826

Net Cash Used In Operating Activities:	(286,797)	(266,581)

Cash Flows from Investing Activities
Purchases of Property and Equipment	(103,516)	(327,155)
Deposits	-	(11,500)
Investments	-	(30,000)
Loans Advanced	(6,200)	-
Net Cash Used In Continuing Investing Activities	(109,716)	(368,655)

Net Cash Used In Discontinued Investing Activities	-	-

Net Cash Used In Investing Activities:	(109,716)	(368,655)

Cash Flows from Financing Activities
Proceeds from Convertible Debt	(98,999)	111,000
Proceeds from the Issuance of Preferred Stock	99,990	6,000
Proceeds from the Issuance of Common Stock	-	12,000
Net Cash Provided By (Used In) Continuing Financing Activities	991	129,000

Net Cash Used In Discontinued Financing Activities	-	-

Net Cash Provided By Financing Activities:	991	129,000

Net Change in Cash & Cash Equivalents	(395,522)	(506,236)

Beginning Cash & Cash Equivalents	969,094	1,475,330

Ending Cash & Cash Equivalents	$573,572	$969,094

CASH PAID FOR:
Interest	$34,489	$-
Taxes	$-	$-

Supplemental Disclosures of Noncash Investing and Financing Activities
Amount allocated to APIC associated with the purchase of real estate between entities under common control	$(1,190)	$-
Beneficial conversion feature of convertible debt cleared upon payoff as Additional Paid in Capital	$12,000	$-
Issuance of 10,000 common shares for property and equipment	$-	$10,000
Amount allocated to APIC associated with the purchase of real estate between entities under common control	$-	$4,440
Beneficial conversion feature of convertible debt recorded as Additional Paid in Capital	$-	$71,082

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

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

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1 – Quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3 – Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

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

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Concentrations of Risk

Financial Instruments which potentially subject the Company to concentrations of risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with major financial institutions. At December 31, 2015, the Company has $319,478 in excess of federally insured limits.

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

Long Term Investments

Non-marketable equity investments are carried at cost. Investments held by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the investment may not be recoverable. In the event that facts and circumstances indicate that the cost may be impaired, an evaluation of recoverability would be performed. Impairment expense of $17,788 and $30,000 has been recorded on long term investments for the years ended December 31, 2015 and 2014, respectively.

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

December 31, 2015

Recognition of Rental Income

Revenue from lease of residential and commercial properties is recognized when earned with the passage of time per the terms of the leases in effect.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.  As of December 31, 2015 and 2014, the Company had 0 and 2,021,858 common stock equivalents outstanding related to the convertible notes payable.

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

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Property and equipment are stated at cost and consist of the following categories as of December 31, 2015 and December 31, 2014:

	Dec. 31, 2015	Dec. 31, 2014
Land	72,105	58,201
Furniture & Fixtures	21,885	19,832
Buildings	119,637	119,637
Improvements	37,308	15,861
Income Producing Properties	233,435	168,512
Total Property & Equipment	484,370	382,043
Less: Accumulated Depreciation & Amortization	(20,553)	(6,814)

Net Property and Equipment	463,817	375,229

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

December 31, 2015

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

On February 23, 2015, the Company issued 51,096 shares of common stock upon receipt of a conversion request from KBM, for $12,000 in convertible debt, associated with the August 22, 2014 promissory note.

On March 19, 2015, the Company paid both notes in full (including accrued interest) with available cash in the operating account. The remaining debt discount was amortized to interest expense ($26,291).

Note 6 - Stockholders’ Equity

As of December 31, 2015, the Company has authorized 320,000,000 shares, of which 300,000,000 are Common Stock, par value $0.001 per share with 1,514,172 shares of Common Stock issued and outstanding and 20,000,000 shares of Preferred Stock, par value $0.001 per share, with 1,000,000 shares designated as Series A Preferred Stock, $0.001 par with 10,000 shares of Series A Preferred Stock issued and outstanding, and 10,000 shares designated as Series B Preferred Stock, $.001 par with 10,000 shares of Series B Preferred issued and outstanding, and 3,500,000 shares designated as Series C Convertible Preferred Stock, $.001 with 0 shares issued and outstanding.

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

December 31, 2015

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

During the year ended December 31, 2014, the Company issued 6,818 common shares for cash of $12,000; 10,000 series A preferred shares for cash of $1,000; 1,818 common shares for services, valued at $10,000; and 10,000 series B preferred shares for cash of $5,000.

On February 23, 2015, the Company issued 51,096 shares of common stock upon receipt of a conversion request from KBM, for $12,000 in convertible debt, associated with the August 22, 2014 promissory note.

On July 29, 2015, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company sold to that investor 3,000,000 shares of series C convertible preferred stock for cash of $99,990.00. The merger identified in the designations, rights and preferences of the series C convertible preferred did not occur within the allotted time and triggered the automatic conversion of the series C preferred shares into common shares at a rate of 2,750 to 1. The conversion of the series C preferred stock resulted in the issuance of 1,091shares of common stock on September 17, 2015.

On October 26, 2015, the Company took action by written consent of the Company’s board of directors to approve a 1-for-5.5 reverse stock split of issued and outstanding common stock. The reverse stock split was completed and effective on November 25, 2015. All share references in these financial statements have been retroactively adjusted for this reverse stock split, unless otherwise noted.

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

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

The assets and liabilities held for discontinued operations presented on the balance sheet as of December 31, 2015 and December 31, 2014 consisted of the following:

	Dec. 31,	Dec. 31
	2015	2014
Assets:
Cash and Cash Equivalents	214	1,200
Accounts Receivable	0	537
Total Current Assets	214	1,737

Current Liabilities:
Accounts Payable	2	9
Total Current Liabilities	2	9

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

The income (loss) from discontinued operations presented in the income statement for the year ended December 31, 2015 and 2014, consisted of the following:

	Dec. 31,	Dec. 31,
	2015	2014
Revenue	33,572	16,074
Cost of Goods Sold	(15,852)	(12,972)
Gross Profit	17,720	3,102
Operating Expenses:
Depreciation and Amortization	-	(2,457)
General and Administrative	(4,100)	(23,863)
Total Operating Expenses	(4,100)	(26,320)
Net Loss on Asset Disposal	-	(20,106)
Net Income (Loss) before Income Taxes	13,620	(43,325)
Income Tax Benefit	-	-
Net Income (Loss) from Discontinued Operations	13,620	(43,325)

Note 9 – Income Taxes

On December 31, 2015, the Company had a net operating loss available for carryforward of $982,901. The income tax benefit of approximately $334,189 from the carryforward has been fully offset by a valuation allowance as we have determined the ability to use the future tax benefit is doubtful.  The net operating loss will expire starting in 2020.

Year Ended	Estimated NOL Carryforward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
2000	8,867	2020	3,015	(3,015)	-
2001	13,537	2021	4,603	(4,603)	-
2002	13,858	2022	4,712	(4,712)	-
2003	18,081	2023	6,148	(6,148)	-
2004	1,731	2024	589	(589)	-
2005	12,692	2025	4,315	(4,315)	-
2006	15,821	2026	5,379	(5,379)	-
2007	19,881	2027	6,760	(6,760)	-
2008	14,674	2028	4,989	(4,989)	-
2009	16,971	2029	5,770	(5,770)	-
2010	13,493	2030	4,558	(4,558)	-
2011	11,825	2031	4,021	(4,021)	-
2012	20,263	2032	6,889	(6,889)	-
2013	80,228	2033	27,278	(27,278)	-
2014	378,040	2034	128,534	(128,534)	-
2015	342,939	2035	116,599	(116,599)	-
	$982,901		$334,189	$(334,189)	$-

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

The total valuation allowance as of December 31, 2015 was $334,189, which increased by $116,599 for the year ended December 31, 2015.

As of December 31, 2015 and 2014, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2015, and 2014 and no interest or penalties have been accrued as of December 31, 2015 and 2014. As of December 31, 2015 and 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Federal and state laws impose substantial restrictions on the utilization of tax attributes in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. Currently, the Company is analyzing the change of control as a result of the February 5, 2016 subsequent event transaction (See Note 10). As a result of the ownership change, potential near term utilization of these assets will be reduced.

The tax years from 2013 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities .

Note 10- Subsequent Events

On February 1, 2016, the Company issued 268,333 shares of its restricted common stock to its Placement Agent. Such shares were issued pursuant to a Placement Agent Agreement with the Company and services rendered in connection with a private placement of the Company’s securities.

On February 5, 2016, The Company, GPH Merger Sub, Inc., a Nevada corporation and wholly-owned subsidiary of GTPH (“Merger Sub”), and Jerrick Ventures, Inc., a privately-held Nevada corporation headquartered in New Jersey (“Jerrick”), entered into an Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into Jerrick, with Jerrick surviving as a wholly-owned subsidiary of the Company (the “Merger”). The transaction (the “Closing”) took place on February 5, 2016 (the “Closing Date”). The Company acquired, through a reverse triangular merger, all of the outstanding capital stock of Jerrick in exchange for issuing Jerrick’s shareholders (the “Jerrick Shareholders”), pro-rata, a total of 28,500,000 shares of the Company’s common stock. GTPH shall assume 33,414 shares of Jerrick’s Series A Convertible Preferred Stock (the “Series A Preferred”) and 8,064 shares of Series B Convertible Preferred Stock (the “Series B Preferred”) and file the appropriate certificates of designation to reflect the rights, preferences and privileges of the Jerrick’s Series A Preferred and Series B Preferred. Jerrick shareholders that hold either Series A Preferred or Series B Preferred will be able to exchange such shares for the equivalent in GTPH on a one for one basis. Additionally, GTPH shall assume 12,391,667 outstanding common stock purchase warrants of Jerrick such that each Jerrick shareholder that holds a warrant to purchase shares of Jerrick common stock will by virtue of the Merger, be able to purchase the equivalent number of shares of GTPH Common Stock under the same terms and conditions.

In connection with the Merger, on February 5, 2016, the Company and Kent Campbell entered into a Spin-Off Agreement (the “Spin-Off Agreement”), pursuant to which Mr. Campbell purchased from the Company (i) all of the Company’s interest in Ashland Holdings, LLC, a Florida limited liability company, and (ii) all of the Company’s interest in Lil Marc, Inc., a Utah corporation, in exchange for the cancellation of 781,818 shares of the Parent Company’s Common Stock held by Mr. Campbell. In addition, Mr. Campbell assumed all debts, obligations and liabilities of the Company existing prior to the Merger, pursuant to the terms and conditions of the Spin-Off Agreement.

GREAT PLAINS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

On February 5, 2016 and in conjunction with the Merger, the Company entered into a Share Exchange Agreement with Kent Campbell, Denis Espinoza and Sarah Campbell (the “Exchange Agreement”). Pursuant to the Exchange Agreement, (i) Kent Campbell cancelled 363,636 shares of the Company’s common stock, 6,000 shares of the Company’s Series A Preferred Stock and 10,000 shares of the Company’s Series B Preferred Stock in exchange for 1,648,881 shares of the Company’s Series D Preferred Stock, (ii) Denis Espinoza cancelled 58,951 shares of the Company’s common stock and 4,000 shares of the Company’s Series A Preferred Stock in exchange for 265,676 shares of the Company’s Series D Preferred Stock, and (iii) Sarah Campbell cancelled 21,818 shares of the Company’s common stock in exchange for 98,933 shares of the Company’s Series D Preferred Stock.

In addition, on February 6, 2016, the Company entered into Stock Purchase Agreements (the “Purchase Agreements”) with three investors providing for the issuance and sale of an aggregate of 2,626,308 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $2,626.

The directors of GTPH have approved the Agreement and the transactions contemplated under the Agreement. The directors of Jerrick have approved the Agreement and the transactions contemplated thereunder and as of the Closing Date the shareholders of Jerrick will own approximately 92% of the Company’s common stock.

