Form 10-Q
period 2016-03-31
Jerrick Media Holdings, Inc.
filed 2016-08-15
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-33383

JERRICK MEDIA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0645394
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

202 S Dean Street

Englewood, NJ 07631

(Address of principal executive offices)

(201) 258-3770

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 15, 2016, there were 32,781,881 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Jerrick Media Holdings, Inc.

March 31, 2016 and 2015

Jerrick Media Holdings, Inc.

Condensed Consolidated Balance Sheet

(unaudited)

	March 31, 2016	December 31, 2015

Assets
Current Assets
Cash	$9,319	$438,629
Prepaid expenses	10,000	-
Total Current Assets	19,319	438,629

Property and equipment, net	104,492	70,506

Security deposit	28,330	17,000

Minority investment in business	83,333	83,333

Total Assets	$235,474	$609,468

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilites	$576,009	$678,955
Accrued dividends	125,588	81,936
Current portion of capital lease payable	3,524	3,524
Line of credit	202,512	202,422

Total Current Liabilities	907,633	966,837

Non-current Liabilities:
Note payable	106,000	-
Capital lease payables	1,680	3,095

Total Non-current Liabilities	107,680	3,095

Total Liabilities	1,015,313	969,932

Commitments and contingencies

Stockholders' Deficit
Preferred stock, 20,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 33,314 and 33,314 shares issued and outstanding, respectively	33	33
Series B Preferred stock, $0.001 par value, 8,063 and 7,000 shares issued and outstanding, respectively	8	7
Series D Preferred stock, $0.001 par value, 2,013 and 0 shares issued and outstanding, respectively	2	-
Common stock par value $0.001: 90,000,000 shares authorized; 31,682,537 and 28,500,000 issued and outstanding as of March 31, 2016 and December 31, 2015 respectively	28,768	28,500
Additional paid in capital	5,595,531	5,319,835
Accumulated deficit	(6,404,181)	(5,708,839)
	(779,839)	(360,464)

Total Liabilities and Stockholders' Deficit	$235,474	$609,468

See accompanying notes to the consolidated financial statements

Jerrick Media Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2016	March 31, 2015

Net revenue	$120,708	$159,381

Cost of revenue	34,398	65,452

Gross margin	86,310	93,929

Operating expenses
Compensation	337,442	204,605
Consulting fees	109,118	42,240
Share based payments	48,449	16,543
General and administrative	209,837	150,668

Total operating expenses	704,846	414,056

Loss from operations	(618,536)	(320,127)

Other income (expenses)
Accretion of debt discount	-	-
Interest expense	(33,154)	(27,897)

Other income (expenses), net	(33,154)	(27,897)

Loss before income tax provision	(651,690)	(348,024)

Income tax provision	-	-

Net loss	$(651,690)	$(348,024)

Per-share data
Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average number of common shares outstanding	29,879,099	27,000,000

See accompanying notes to the consolidated financial statements

F-3

[F-5 Consolidated Statement of Stockholders’ Equity to be inserted from Excel file]

Jerrick Media Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(651,690)	$(348,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,971	1,394
Accretion of debt discount	24,425	-
Share-based compensation	48,449	16,543
Changes in operating assets and liabilities:
Prepaid expenses	(10,000)	-
Security deposit	(11,330)	-
Accounts payable and accrued expenses	5,989	280,806
Net Cash Used In Operating Activities	(584,186)	(49,281)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(43,957)	-
Net Cash Used In Investing Activities	(43,957)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(1,415)	(11,417)
Net proceeds from issuance of notes	106,000	-
Net proceeds from issuance of preferred stock	94,248	-
Net Cash Provided By Financing Activities	198,833	(11,417)

Net Increase in Cash	(429,310)	(60,698)

Cash - Beginning of Period	438,629	125,063

Cash - End of Period	$9,319	$64,365

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of interest	$108,843	$-
Debt discount on convertible note	$24,425	$-

See accompanying notes to the consolidated financial statements

Jerrick Media Holdings, Inc.

March 31, 2016 and 2015

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

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

On February 5, 2016, Great Plains Holdings, Inc. a Nevada corporation (“GTPH”, or the “Company”), GPH Merger Sub, Inc., a Nevada corporation and wholly-owned subsidiary of GTPH (“Merger Sub”), and Jerrick Ventures, Inc., a privately-held Nevada corporation headquartered in New Jersey (“Jerrick”), entered into an Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into Jerrick, with Jerrick surviving as a wholly-owned subsidiary of GTPH (the “Merger”). The transaction (the “Closing”) took place on February 5, 2016 (the “Closing Date”). The Company acquired, through a reverse triangular merger, all of the outstanding capital stock of Jerrick in exchange for issuing Jerrick’s shareholders (the “Jerrick Shareholders”), pro-rata, a total of 28,500,000 shares of the Company’s common stock. GTPH shall assume 33,414.89 shares of Jerrick’s Series A Convertible Preferred Stock (the “Series A Preferred”) and 8,063.33 shares of Series B Convertible Preferred Stock (the “Series B Preferred”) and file the appropriate certificates of designation to reflect the rights, preferences and privileges of the Jerrick’s Series A Preferred and Series B Preferred. Jerrick shareholders that hold either Series A Preferred or Series B Preferred will be able to exchange such shares for the equivalent in GTPH on a one for one basis. Additionally, GTPH shall assume 12,391,667 outstanding common stock purchase warrants of Jerrick such that each Jerrick shareholder that holds a warrant to purchase shares of Jerrick common stock will by virtue of the Merger, be able to purchase the equivalent number of shares of GTPH Common Stock under the same terms and conditions.

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

In connection with the Statutory Merger, the Company changed its name to Jerrick Media Holdings, Inc.

Jerrick Ventures, Inc. (“Ventures”) was incorporated on November 24, 2014 under the laws of the State of Nevada. Ventures develops digital transmedia content, including videos, imagery, articles, e-books, as well as traditional film and television, for each brand in its portfolio.

Jerrick Ventures, LLC (“Jerrick LLC”) was incorporated in Delaware in 2013. On December 1, 2014, Jerrick LLC entered into a share exchange agreement whereby the members of Jerrick LLC exchanged all of their membership interests in Jerrick LLC for Common Stock in Ventures (the “Jerrick Share Exchange”). As result of the Jerrick Share Exchange, Jerrick LLC became the operating subsidiary of Ventures

The Merger is being accounted for as a “Reverse Business Combination,” and Ventures is deemed to be the accounting acquirer in the merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Reverse Business Combination will be those of Ventures, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of Ventures, historical operations of Ventures and combined operations of Ventures and Jerrick Media Holdings, Inc. from the Closing Date of the Merger.

The Reverse Business Combination will be treated as a recapitalization of the Company for financial accounting purposes. The historical financial statements of Predecessor before the Reverse Business Combination will be replaced with the historical financial statements of Ventures before the Reverse Business Combination in all future filings with the Securities and Exchange Commission (the “SEC”).

Note 2 - Significant and Critical Accounting Policies and Practices

Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

The unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Information Report on Form 8K/A for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on August 4, 2016, 2016. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 8K/A for the year ended December 31, 2015 has been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending December 31, 2016 or any other period.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
(ii)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.
(iii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(iv)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Principles of consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10, all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of combined affiliate	State or other jurisdiction of incorporation or organization	Company interest

Astoria Surgical Supplies North LLC	The State of New Jersey	100%

Castle 6 Productions LLC	The State of New Jersey	100%

Filthy Gorgeous LLC	The State of Delaware	100%

Geek Room LLC	The State of Delaware	100%

Graphic Expression Corporate Collectibles LLC	The State of Delaware	100%

Guccione Stores LLC	The State of New Jersey	100%

iLongevity LLC	The State of New Jersey	100%

JAJ Enterprises LLC	The State of Delaware	100%

Jerrick Ventures LLC	The State of Delaware	100%

Miss Filthy LLC	The State of Delaware	100%

Next Geek Thing LLC	The State of Delaware	100%

No One’s Pet LLC	The State of New Jersey	100%

OMNI Reboot LLC	The State of Delaware	100%

Romper Zombie LLC	The State of Delaware	100%

Steam Wars LLC	The State of Delaware	100%

All inter-company balances and transactions have been eliminated.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued liabilities approximate their fair value because of the short maturity of those instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Fair Value of Non-Financial Assets or Liabilities Measured on a Recurring Basis

The Company’s non-financial assets include inventory. The Company identifies potentially excess and slow-moving inventory by evaluating turn rates, inventory levels and other factors. Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories. The Company establishes a reserve for inventory shrinkage, if any, based on the historical results of physical inventory cycle counts.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventory Valuation

The Company values inventory, entirely consisting of finished goods, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include: (i) current sales data and historical return rates, (ii) estimates of future demand, and (iii) competitive pricing pressures.

Inventory Obsolescence and Markdowns

The Company evaluates its current level of inventory considering historical sales and other factors and, based on this evaluation, classify inventory markdowns in the income statement as a component of cost of goods sold pursuant to Paragraph 420-10-S99 of the FASB Accounting Standards Codification to adjust inventory to net realizable value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

The Company recorded a markdown of $0 and $21,861 as of March 31, 2016 and December 31, 2015 due to slow moving inventory.

There was no lower of cost or market adjustments for the reporting period ended March 31, 2016 or December 31, 2015.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Computer equipment and software	3

Furniture and fixture	5

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Investments - Cost Method, Equity Method and Joint Venture

The Company accounts for marketable debt and equity securities, available for sale, in accordance with sub-topic 320-10 of the FASB Accounting Standards Codification (“Sub-topic 320-10”).

Pursuant to Paragraph 320-10-35-1, investments in debt securities that are classified as available for sale and equity securities that have readily determinable fair values that are classified as available for sale shall be measured subsequently at fair value in the consolidated balance sheets at each balance sheet date. Unrealized holding gains and losses for available-for-sale securities (including those classified as current assets) shall be excluded from earnings and reported in other comprehensive income until realized except an available-for-sale security that is designated as being hedged in a fair value hedge, from which all or a portion of the unrealized holding gain and loss of shall be recognized in earnings during the period of the hedge, pursuant to paragraphs 815-25-35-1 through 815-25-35-4.

The Company follows Paragraphs 320-10-35-17 through 320-10-35-34E and assess whether an investment is impaired in each reporting period. An investment is impaired if the fair value of the investment is less than its cost. Impairment indicators include, but are not limited to the following: a. a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; b. a significant adverse change in the regulatory, economic, or technological environment of the investee; c. a significant adverse change in the general market condition of either the geographic area or the industry in which the investee operates; d. a bona fide offer to purchase (whether solicited or unsolicited), an offer by the investee to sell, or a completed auction process for the same or similar security for an amount less than the cost of the investment; e. factors that raise significant concerns about the investee's ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. If the fair value of an investment is less than its cost basis at the balance sheet date of the reporting period for which impairment is assessed, the impairment is either temporary or other than temporary. Pursuant to Paragraph 320-10-35-34, if it is determined that the impairment is other than temporary, then an impairment loss shall be recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The measurement of the impairment shall not include partial recoveries after the balance sheet date. The fair value of the investment would then become the new basis of the investment and shall not be adjusted for subsequent recoveries in fair value. For presentation purpose, the entity shall present the total other-than-temporary impairment in the statement of earnings with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive income, in accordance with paragraph 320-10-35-34D, if any, pursuant to Paragraph 320-10-45-8A; and separately present, in the financial statement in which the components of accumulated other comprehensive income are reported, amounts recognized therein related to held-to-maturity and available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized in earnings pursuant to Paragraph 320-10-45-9A. Pursuant to Paragraphs 320-10-35-36 and 37 the entire change in the fair value of foreign-currency-denominated available-for-sale debt securities shall be reported in other comprehensive income and An entity holding a foreign-currency-denominated available-for-sale debt security is required to consider, among other things, changes in market interest rates and foreign exchange rates since acquisition in determining whether an other-than-temporary impairment has occurred. Pursuant to FASB ASC Paragraph 320-10-50-2, the entity shall disclose all of the following by major security type as of each date for which a statement of financial position is presented: a. cost basis (net of amortization of debt discount for debt securities), aggregate fair value, total other-than-temporary impairment recognized in accumulated other comprehensive income; b. Total gains for securities with net gains in accumulated other comprehensive income; c. Total losses for securities with net losses in accumulated other comprehensive income; and d. Information about the contractual maturities of those securities as of the date of the most recent statement of financial position presented.

On January 2, 2013, the Company purchased a minority interest in a business for proceeds of $83,333. The interest is accounted for under the cost method. The Company tests the carrying value annual for impairment. As of March 31, 2016, no impairment charges have been recognized on the minority interest.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 FASB Accounting Standards, the related parties include (a.) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b.) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15 FASB Accounting Standards, to be accounted for by the equity method by the investing entity; (c.) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d.) principal owners of the Company and members of their immediate families; (e.) management of the Company and members of their immediate families; (f.) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g.) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Pursuant to ASC Paragraphs 850-10-50-1 and 50-5 financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. The disclosures shall include: (a.) the nature of the relationship(s) involved; (b.) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c.) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d.) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for share-based payment transactions issued to employees under the guidance of the Topic 718 Compensation—Stock Compensation of the FASB Accounting Standards Codification (“ASC Topic 718”).

Pursuant to ASC Section 718-10-20 an employee is an individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Internal Revenue Service (“IRS”) Revenue Ruling 87-41. A non-employee director does not satisfy this definition of employee. Nevertheless, non-employee directors acting in their role as members of a board of directors are treated as employees if those directors were elected by the employer’s shareholders or appointed to a board position that will be filled by shareholder election when the existing term expires. However, that requirement applies only to awards granted to non-employee directors for their services as directors. Awards granted to non-employee directors for other services shall be accounted for as awards to non-employees.

Pursuant to ASC Paragraphs 718-10-30-2 and 718-10-30-3 a share-based payment transaction with employees shall be measured based on the fair value of the equity instruments issued and an entity shall account for the compensation cost from share-based payment transactions with employees in accordance with the fair value-based method, i.e., the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or the fair value of the liabilities incurred/settled.

Pursuant to ASC Paragraphs 718-10-30-6 and 718-10-30-9 the measurement objective for equity instruments awarded to employees is to estimate the fair value at the grant date of the equity instruments that the entity is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments (for example, to exercise share options). That estimate is based on the share price and other pertinent factors, such as expected volatility, at the grant date. As such, the fair value of an equity share option or similar instrument shall be estimated using a valuation technique such as an option pricing model. For this purpose, a similar instrument is one whose fair value differs from its intrinsic value, that is, an instrument that has time value.

If the Company’s common shares are traded in one of the national exchanges, the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in its most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.
b.	The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method , i.e., expected term = ((vesting term + original contractual term) / 2) , if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
c.	The current price of the underlying share.
d.	The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.	The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
f.	The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC Paragraphs 718-10-30-11 and 718-10-30-17 a restriction that stems from the forfeitability of instruments to which employees have not yet earned the right, such as the inability either to exercise a non-vested equity share option or to sell non-vested shares, is not reflected in estimating the fair value of the related instruments at the grant date. Instead, those restrictions are taken into account by recognizing compensation cost only for awards for which employees render the requisite service and a non-vested equity share or non-vested equity share unit awarded to an employee shall be measured at its fair value as if it were vested and issued on the grant date.

Pursuant to ASC Paragraphs 718-10-35-2 and 718-10-35-3 the compensation cost for an award of share-based employee compensation classified as equity shall be recognized over the requisite service period, with a corresponding credit to equity (generally, paid-in capital). The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. The total amount of compensation cost recognized at the end of the requisite service period for an award of share-based compensation shall be based on the number of instruments for which the requisite service has been rendered (that is, for which the requisite service period has been completed). An entity shall base initial accruals of compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. That estimate shall be revised if subsequent information indicates that the actual number of instruments is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of instruments for which the requisite service is expected to be or has been rendered shall be recognized in compensation cost in the period of the change. Previously recognized compensation cost shall not be reversed if an employee share option (or share unit) for which the requisite service has been rendered expires unexercised (or unconverted).

Under the requirement of ASC Paragraph 718-10-35-8 the Company made a policy decision to recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC paragraphs 505-50-25-6 and 505-50-25-7, a grantor shall recognize the goods acquired or services received in a share-based payment transaction when it obtains the goods or as services are received. A grantor may need to recognize an asset before it actually receives goods or services if it first exchanges share-based payment for an enforceable right to receive those goods or services. Nevertheless, the goods or services themselves are not recognized before they are received. If fully vested, nonforfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, nonforfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty's performance is complete. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued; however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.
b.	The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
c.	The current price of the underlying share.
d.	The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.
e.	The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
f.	The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC paragraph 505-50-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Deferred Tax Assets and Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (the “Indirect Method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as a filer with the United States Securities & Exchange Commission (the “SEC”) considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In November 2015, the FASB issued the FASB Accounting Standards Update No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). This update simplifies the presentation of deferred income taxes; the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position.

For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.

In January 2016, the FASB issued the FASB Accounting Standards Update No. 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”).

This Update makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. Some of the major changes as a result of the ASU 2016-01 are summarized below.

●	Requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.
●	Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.

●	Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.
●	Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.
●	Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.
●	Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.
●	Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

On March 30, 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation" which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public business entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption will be permitted in any interim or annual period for which financial statements have not yet been issued or have not been made available for issuance. If early adoption is elected, all amendments in the ASU that apply must be adopted in the same period. In addition, if early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the annual period that includes that interim period. The Company is in the process of evaluating the impact of the standard on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at March 31, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenues; however, its cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds by way of a public or private offering, there can be no assurance to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues and its ability to raise additional funds by way of a public or private offering.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	March 31, 2016	December 31, 2015
Computer Equipment	$219,653	175,695
Furniture and Fixtures	61,803	61,803

	281,456	237,498
Less: Accumulated Depreciation	(176,964)	(166,992)
	$104,492	$70,506

Depreciation expense was $9,972 and $1,395 for the period ended March 31, 2016 and 2015, respectively.

Note 5 – Line of Credit

On March 19, 2009 Astoria Surgical Supplies North LLC signed a revolving note (the “Note”) at PNC Bank (the “Bank”). The outstanding balance of this Note is limited to $200,000 and expired March 19, 2010. The outstanding balance accrues interest at a variable rate of 4.50%. The interest rate is subject to change based on changes in an independent index which is the highest Prime Rate as published in the “Money Rates” section of the Wall Street Journal. Interest is payable monthly and the rate as of March 31, 2016 and 2015 was 4.50% and 4.25%, respectively.

The Company has been in payment default since March 19, 2010. The Company does not believe it is probable that the loan will be called or that the interest rate shall be increased to the default interest rate due to the fact that the Company is current and has been current since the maturity date with its monthly installment payment obligation.

The balance outstanding on the revolving note at March 31, 2016 and December 31, 2015 was $202,512 and $202,422, respectively.

Note 6 – Convertible Note Payable

On December 2, 2015, the Company issued a convertible note to a third party lender totaling $100,000. The note accrues interest at 12% per annum and matures with interest and principal both due on December 1, 2016. In addition the Company issued a warrant to purchase 300,000 shares of Company common stock. The note and accrued interest are convertible at a conversion price of $0.35 per share subject to adjustment.

The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $0.35 per share for a period of five years from the issue date.

On December 21, 2015, the notes were automatically converted into Series B preferred stock.

On March 17, 2016, the Company issued a convertible note to a third party lender totaling $200,000. The note accrues interest at 12% per annum and matures with interest and principal both due on April 21, 2016. In addition the Company issued a warrant to purchase 150,000 shares of Company common stock. The note and accrued interest are convertible at a conversion price as defined.

The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $0.40 per share for a period of five years from the issue date.

On May 27, 2016, the notes and accrued interest were paid off in full satisfaction.

Note 7 – Capital Leases Payable

Capital lease obligation consisted of the following:

		March 31, 2016	December 31, 2014

(i)	Capital lease obligation to a financing company for a term of five (5) years, collateralized by equipment, with interest at 10.0% per annum, with principal and interest due and payable in monthly installments of $383.10	$5,204	$6,619

	Less current maturities	(3,524)	(3,524)

	Capital lease obligation, net of current maturities	1,680	3,095

	TOTAL CAPITAL LEASE OBLIGATION	$5,204	$6,619

The capital leases mature as follows:

2016:	$3,095
2017:	$1,680

Note 8 - Stockholders’ Deficit

Shares Authorized

Upon incorporation, the total number of shares of all classes of stock which the Company is authorized to issue is One Hundred Million (100,000,000) shares of which Ninety Million (90,000,000) shares shall be Common Stock, par value $.001 per share and Ten Million (10,000,000) shall be Preferred Stock, par value $.001 per share. The designations, rights, and preferences of such preferred stock are to be determined by the Board of Directors.

Preferred Stock

Series A Cumulative Convertible Preferred Stock

On February 13, 2015, 100,000 shares of preferred stock were designated as Series A Cumulative Convertible Preferred Stock (“Series A”). Each share of Series A shall have a stated value equal to $100.00 (as adjusted for any stock dividends, combinations or splits with respect to such shares) (the "Series A Stated Value").

During the year ended December 31, 2015, the Company sold 24,400 shares of Series A for proceeds of $2,450,000. In addition, $800,000 in convertible notes and $91,400 in accrued interest were converted into 8,914 shares of the Company’s Series A.

The holders of the Series A shall be entitled to receive preferential dividends at the rate of 6% per share per annum on the Series A Stated Value, but before any dividend or other distribution will be paid or declared and set apart for payment on any shares of any Junior Stock, as defined. Such dividends shall compound annually and be fully cumulative, and shall accumulate from the date of original issuance of the Series A and shall be payable quarterly, in arrears, commencing on the first day of the calendar quarter following the date on which the Series A is issued. Upon the occurrence of an Event of Default (as defined below) and while such Event of Default is outstanding, such dividend rate shall be increased to 15% per annum on the Series A Stated Value. At the Company's option, such dividend payments may be made in (i) cash (ii) additional shares of Series A valued at the Series A Stated Value thereof, in an amount equal to 150% of the cash dividend otherwise payable or (iii) a combination of cash and additional shares of Series A, provided there is not an existing current Event of Default on the date on which a dividend payment is payable, in which event the Holder entitled to receive such dividend may elect to receive such dividends in cash or additional shares of Series A Preferred.

The dividends on the Series A shall be cumulative whether or not declared so that, if at any time full cumulative dividends at the rate aforesaid on all shares of the Series A then outstanding from the date from and after which dividends thereon are cumulative to the end of the annual dividend period next preceding such time shall not have been paid or declared and set apart for payment, or if the full dividend on all such outstanding Series A for the then current dividend period shall not have been paid or declared and set apart for payment, the amount of the deficiency shall be paid or declared and set apart for payment before any sum shall be set apart for or applied by the Corporation or a subsidiary of the Corporation to the purchase, redemption or other acquisition of the Series A or any shares of any other class of stock ranking on a parity with the Series A and before any dividend or other distribution shall be paid or declared and set apart for payment on any Junior Stock and before any sum shall be set aside for or applied to the purchase, redemption or other acquisition of any Junior Stock.

Holder of Series A shall have the right at any time after the issuance, to convert such shares, accrued but unpaid declared dividends on the Series A and any other sum owed by the Corporation arising from the Series A into fully paid and non-assessable shares of Common Stock (the "Conversion Shares") of the Corporation determined in accordance with the applicable conversion price (the "Conversion Price").

The number of Conversion Shares issuable upon conversion shall equal (i) the sum of (A) the Series A Stated Value being converted and/or (B) at the Holder's election, accrued and unpaid dividends or any other component of the Conversion Amount, divided by (ii) the Conversion Price. The Conversion Price of the Series A shall be $0.25, subject to adjustment.

The Corporation and the Holder may not convert that amount of the Conversion Amount on a Conversion Date in amounts that would result in the Holder having a beneficial ownership of Common Stock which would be in excess of the sum of (i) the number of shares of Common Stock beneficially owned by the Holder and its Affiliates on such Conversion Date, and (ii) the number of Conversion Shares issuable upon the conversion of the Conversion Amount with respect to which the determination of this proviso is being made on such Conversion Date, which would result in the aggregate beneficial ownership by the Holder and its Affiliates of more than 4.99% of the outstanding shares of Common Stock of the Corporation. For the purposes of the proviso to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the 1934 Act and Regulation 13d-3 thereunder. Subject to the foregoing, the Holder shall not be limited to successive exercises which would result in the aggregate issuance of more than 4.99%. The Holder may allocate which of the equity of the Corporation deemed beneficially owned by the Holder shall be included in the 4.99% amount described above and which shall be allocated to the excess above 4.99%. The Holder may waive the conversion limitation described in this Section in whole or in part, upon and effective after sixty one (61) days' prior written notice to the Corporation.

The holders of our Series A do vote together with the holders of our Common Stock on an as converted basis on each matter submitted to a vote of holders of Common Stock. The number of votes that may be cast by a holder of Series A shall be equal to the number of shares of Common Stock issuable upon conversion of such Holder's Series A on the record date for determining those stockholders entitled to vote on the matter. In addition, the affirmative vote of the holders of a majority of our outstanding Series A is required to for the following actions:

(a) amending the Corporation's certificate of incorporation or by-laws if such amendment would adversely affect the Series A

(b) purchasing any of the Corporation's securities other than required redemptions of Series A and repurchase under restricted stock and option agreements authorizing the Corporation's employees;

(c) effecting a Liquidation Event;

(d) declaring or paying any dividends other than in respect of the Series A; and

(e) issuing any additional securities having rights senior to or on parity with the Series A.

Series B Cumulative Convertible Preferred Stock

On December 21, 2015, 20,000 shares of preferred stock were designated as Series A Cumulative Convertible Preferred Stock (“Series B”). Each share of Series B shall have a stated value equal to $100.00 (as adjusted for any stock dividends, combinations or splits with respect to such shares) (the "Series B Stated Value").

During the year ended December 31, 2015, the Company sold 7,000 shares of Series B for proceeds of $700,000.

The holders of outstanding shares of Series B shall be entitled to receive preferential dividends at the rate of 6% per share per annum on the Series B Stated Value, but before any dividend or other distribution will be paid or declared and set apart for payment on any shares of any Junior Stock as defined. Such dividends shall compound annually and be fully cumulative, and shall accumulate from the date of original issuance of the Series B, and shall be payable quarterly, in arrears, commencing on the first day of the calendar quarter following the date on which the Series B is issued. Upon the occurrence of an Event of Default as defined below and while such Event of Default is outstanding, such dividend rate shall be increased to 15% per annum on the Series B Stated Value. At the Corporation's option, such dividend payments may be made in (i) cash (ii) additional shares of Series B valued at the Series B Stated Value thereof, in an amount equal to 100% of the cash dividend otherwise payable or (iii) a combination of cash and additional shares of Series B, provided there is not an existing current Event of Default on the date on which a dividend payment is payable, in which event the Holder entitled to receive such dividend may elect to receive such dividends in cash or additional shares of Series B Preferred.

The dividends on the Series B shall be cumulative whether or not declared so that, if at any time full cumulative dividends at the rate aforesaid on all shares of the Series B then outstanding from the date from and after which dividends thereon are cumulative to the end of the annual dividend period next preceding such time shall not have been paid or declared and set apart for payment, or if the full dividend on all such outstanding Series B for the then current dividend period shall not have been paid or declared and set apart for payment, the amount of the deficiency shall be paid or declared and set apart for payment before any sum shall be set apart for or applied by the Corporation or a subsidiary of the Corporation to the purchase, redemption or other acquisition of the Series B or any shares of any other class of stock ranking on a parity with the Series B and before any dividend or other distribution shall be paid or declared and set apart for payment on any Junior Stock and before any sum shall be set aside for or applied to the purchase, redemption or other acquisition of any Junior Stock.

Holders of shares of Series B shall have the right at any time commencing after the issuance to convert such shares, accrued but unpaid declared dividends on the Series B into fully paid and non-assessable shares of Common Stock (the "Conversion Shares") of the Corporation determined in accordance with the applicable conversion price (the "Conversion Price"). All declared or accrued but unpaid dividends may be converted at the election of the Holder together with or independent of the conversion of the Series B Stated Value of the Series B.

The number of Conversion Shares issuable upon conversion of the Conversion Amount shall equal (i) the sum of (A) the Series B Stated Value being converted and/or (B) at the Holder's election, accrued and unpaid dividends or any other component of the Conversion Amount, divided by (ii) the Conversion Price. The Conversion Price of the Series B shall be $0.30, subject to adjustment.

The Corporation and the Holder may not convert that amount of the Conversion Amount on a Conversion Date in amounts that would result in the Holder having a beneficial ownership of Common Stock which would be in excess of the sum of (i) the number of shares of Common Stock beneficially owned by the Holder and its Affiliates on such Conversion Date, and (ii) the number of Conversion Shares issuable upon the conversion of the Conversion Amount with respect to which the determination of this proviso is being made on such Conversion Date, which would result in the aggregate beneficial ownership by the Holder and its Affiliates of more than 4.99% of the outstanding shares of Common Stock of the Corporation. For the purposes of the proviso to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the 1934 Act and Regulation 13d-3 thereunder. Subject to the foregoing, the Holder shall not be limited to successive exercises which would result in the aggregate issuance of more than 4.99%. The Holder may allocate which of the equity of the Corporation deemed beneficially owned by the Holder shall be included in the 4.99% amount described above and which shall be allocated to the excess above 4.99%. The Holder may waive the conversion limitation described in this Section in whole or in part, upon and effective after sixty one (61) days' prior written notice to the Corporation.

The holders of our Series B do vote together with the holders of our Common Stock on an as converted basis on each matter submitted to a vote of holders of Common Stock. The number of votes that may be cast by a holder of Series B shall be equal to the number of shares of Common Stock issuable upon conversion of such Holder's Series B on the record date for determining those stockholders entitled to vote on the matter. In addition, the affirmative vote of the holders of a majority of our outstanding Series B is required to for the following actions:

(a) amending the Corporation's certificate of incorporation or by-laws if such amendment would adversely affect the Series B

(b) purchasing any of the Corporation's securities other than required redemptions of Series B and repurchase under restricted stock and option agreements authorizing the Corporation's employees;

(c) effecting a Liquidation Event;

(d) declaring or paying any dividends other than in respect of the Company's Series A or Series B; and

(e) issuing any additional securities having rights senior to the Series B.

Common Stock

During the year ended December 31, 2015, the Company awarded various employees, consultants and advisors 1,500,000 shares of common stock for services rendered. The Company recorded the shares based on the estimated fair value of the Company’s common stock at issuance ($0.25/per share). The Company recorded $375,000 in compensation expense.

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

Warrants

The Company applied fair value accounting for all share based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for warrants granted during the three months ended March 31, 2016 are as follows:

Exercise price	$0.40
Expected dividends	0%
Expected volatility	73.44%
Risk free interest rate	1.39%
Expected life of warrant	5 years

The assumptions used for warrants granted during the year ended December 31, 2015 are as follows:

Exercise price	$0.35
Expected dividends	0%
Expected volatility	69.7%
Risk free interest rate	1.35%
Expected life of warrant	5 years

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Balance – December 31, 2014	2,470,000	$0.35
Granted	8,280,000	$0.35
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2015	10,750,000	$0.35
Granted	1,791,667	$0.40
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2015	12,541,667	$0.36
Exercisable – December 31, 2015	11,958,334	$4.33

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.35 – 0.40	12,541667	4.33	$0.35	11,958,334	$0.35

Stock Options

The Company applied fair value accounting for all share based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for options granted during the three months ended March 31, 2016 are as follows:

Exercise price	$0.25
Expected dividends	0%
Expected volatility	73.44%
Risk free interest rate	1.39%
Expected life of option	4.68 years

The assumptions used for options granted during the year ended December 31, 2015 are as follows:

Exercise price	$0.25
Expected dividends	0%
Expected volatility	69.7%
Risk free interest rate	1.35%
Expected life of option	5 years

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance – December 31, 2014	-		$-	-	$-
Granted	500,000		0.25	5.0	-
Exercised	-				-
Cancelled/Modified					-
Balance – December 31, 2015 – outstanding	500,000		0.25	4.93	-
Balance – December 31, 2015 – exercisable	500,000		$0.25	4.93	$-

Outstanding options held by related party – December 31, 2015	500,000		$0.25	4.93	$-
Exercisable options held by related party – December 31, 2015	500,000		$0.25	4.93	$-

Balance – December 31, 2015	500,000		$0.25	4.68	$-
Granted	50,000		0.25	4.68	-
Exercised					-
Cancelled/Modified					-
Balance – March 31, 2016 – outstanding	550,000		$0.25	4.68	-
Balance – March 31, 2016 – exercisable		$			$-

Outstanding options held by related party – March 31, 2016, 2015	550,000		$0.25	4.68	$-
Exercisable options held by related party – March 31, 2016	550,000		$0.25	4.68	$-

The following is a summary of the Company’s stock options granted during the three months ended March 31, 2016:

Options	Value	Purpose for Grant
550,000	$101,285	Board Services

Stock Incentive Plan

On December 9, 2015, Jerrick adopted the 2015 Stock Incentive and Award Plan (the “Plan”) which will provide for the issuance of up to 18,000,000 shares of the Company’s Common Stock.

The purpose of the Plan is to provide additional incentive to those officers, employees, consultants and non-employee directors of the Company and its parents, subsidiaries and affiliates whose contributions are essential to the growth and success of the Company’s business.

Eligible recipients of option awards are employees, officers, consultants or directors (including non-employee directors) of the Company or of any parent, subsidiary or affiliate of the Company. Upon recommendation from the Compensation Committee, the board has the authority to grant to any eligible recipient any options, restricted stock or other awards valued in whole or in part by reference to, or otherwise based on, our Common Stock.

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

Each Option shall contain the following material terms:

(i)	the purchase price of each share of Common Stock with respect to Incentive Options shall be determined by the Committee at the time of grant, shall not be less than 100% of the Fair Market Value (defined as the closing price on the final trading day immediately prior to the grant on the principal exchange or quotation system on which the Common Stock is listed or quoted, as applicable) of the Common Stock of the Jerrick, provided that if the recipient of the Option owns more than ten percent (10%) of the total combined voting power of the Jerrick, the exercise price shall be at least 110% of the Fair Market Value;

(ii)	The purchase price of each share of Common Stock purchasable under a Non-qualified Option shall be at least 100% of the Fair Market Value of such share of Common Stock on the date the Non-qualified Option is granted, unless the Committee, in its sole and absolute discretion, determines to set the purchase price of such Non-qualified Option below Fair Market Value.

(iii)	the term of each Option shall be fixed by the Committee, provided that such Option shall not be exercisable more than five (5) years after the date such Option is granted, and provided further that with respect to an Incentive Option, if the recipient owns more than ten percent (10%) of the total combined voting power of the Jerrick, the Incentive Option shall not be exercisable more than five (5) years after the date such Incentive Option is granted;

(iv)	subject to acceleration in the event of a Change of Control of the Jerrick (as further described in the Plan), the period during which the Options vest shall be designated by the Committee or, in the absence of any Option vesting periods designated by the Committee at the time of grant, shall vest and become exercisable in equal amounts on each fiscal quarter of the Jerrick through the four (4) year anniversary of the date on which the Option was granted;

(vi)	no Option is transferable and each is exercisable only by the recipient of such Option except in the event of the death of the recipient; and

(vii)	with respect to Incentive Options, the aggregate Fair Market Value of Common Stock exercisable for the first time during any calendar year shall not exceed $100,000.

Each award of Restricted Stock is subject to the following material terms:

(i)	no rights to an award of Restricted Stock are granted to the intended recipient of Restricted Stock unless and until the grant of Restricted Stock is accepted within the period prescribed by the Compensation Committee;

(ii)	Restricted Stock shall not be delivered until they are free of any restrictions specified by the Compensation Committee at the time of grant;

(iii)	recipients of Restricted Stock have the rights of a stockholder of the Jerrick as of the date of the grant of the Restricted Stock;

(iv)	shares of Restricted Stock are forfeitable until the terms of the Restricted Stock grant have been satisfied or the employment with the Company is terminated; and

(v)	the Restricted Stock is not transferable until the date on which the Compensation Committee has specified such restrictions have lapsed.

Note 9 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following reportable subsequent event(s) need to be disclosed:

On May 26, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with Arthur Rosen, an individual (the “Lender”), pursuant to which on May 26, 2016 (the “Closing Date”), the Lender issued the Company a secured term loan of $1,000,000 (the “Loan”). In connection with the Loan Agreement, on May 26, 2016, the Company and Lender entered into a security agreement (the “Security Agreement”), pursuant to which the Company granted to Lender a senior security interest in substantially all of the Company’s assets as security for repayment of the Loan.

The maturity date of the Loan is May 26, 2017 (the “Maturity Date”). Pursuant to the Loan Agreement, the Loan bears interest at a rate of 12.5% per annum, compounded annually and payable on the Maturity Date. All outstanding principal, accrued and unpaid interest and other amounts due under the Loan are due on the Maturity Date.

As additional consideration for entering in the Loan Agreement, the Company issued Lender a warrant to purchase 1,000,000 shares of the Company’s common stock with an exercise price of $0.40 per share (the “Warrant”). The Warrant has a term of five (5) years and contains anti-dilution provisions as further described therein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Jerrick Media Holdings, Inc. (the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the three months ended March 31, 2016 and 2015, included elsewhere in this report.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Net revenue	$120,708	$159,381
Gross margin	$86,310	$93,929
Operating expenses	$(704,846)	$(414,056)
Loss from operations	$(618,536)	$(320,127)
Other expenses	$(33,154)	$(27,897)
Net loss	$(651,690)	$(348,024)
Loss per common share – basic and diluted	$(0.02)	$(0.01)

Net Revenue

Net revenue was $120,708 for the three months ended March 31, 2016, as compared to $159,381 for the comparable period ended March 31, 2015, a decrease of $38,673. The decrease in net revenue is primarily attributable to management focus on technology development and the company moving toward becoming a publicly traded company during the three months ended March 31, 2016.

Gross Profit

Gross profit percentage increased from a gross profit of 59% during the three months ended March 31, 2015, to a gross profit of 72% during the three months ended March 31, 2016. The increase in gross margin is primarily attributable to sales of content and media with a stronger mark-up from the Company’s cost basis.

Operating Expenses

Operating expenses for the three months ended March 31, 2016, were $704,846 as compared to $414,056 for the three months ended March 31, 2015. The $290,790 increase is primarily attributable to increased professional fees as a result of the company’s reverse acquisition of a public vehicle along with increased share based compensation.

Loss from Operations

Loss from operations for the three months ended March 31, 2016, was $(618,536) as compared to loss of $(320,127) for the three months ended March 31, 2015. The increase in net loss is primarily attributable to the increase in professional fees as a result of the company’s reverse acquisition of a public vehicle, increase in share based compensation and increase compensation as a result of a growing infrastructure.

Other Expenses

Other expense for the three months ended March 31, 2016, was $(33,154), as compared to $(27,897) for the three months ended March 31, 2015. The decrease is primarily attributable to less interest expense as bridge loans were converted into equity during 2015.

Net Loss

Net loss attributable to common shareholder for three months ended March 31, 2016, was $(651,690), or loss per share of $(0.02), as compared to $(348,024) or loss per share of $(0.01), for the three months ended March 31, 2015.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2016, compared to December 31, 2015:

	March 31, 2016	December 31, 2015	Increase/(Decrease)
Current Assets	$19,319	$438,629	$(419,310)
Current Liabilities	$907,633	$966,837	$59,204
Working Capital Deficit	$(888,314)	$(528,208)	$(360,106)

At March 31, 2016, we had a working capital deficit of $(888,314), as compared to a working capital deficit of $(528,208) at December 31, 2015, a decrease of $(360,106). The decrease is primarily attributable to the Company’s $584,187 use of cash from operations during the three months ended March 31, 2016.

Net Cash

Net cash provided by (used in) operating activities for the three months ended March 31, 2016 and 2015, was $(584,186) and $(49,281), respectively. The net loss for the three months ended March 31, 2016 and 2015 was $(651,690) and $(348,024), respectively. Net cash used in operations for the current period is due primarily to an increase in infrastructure, continued develop of the business plan, and the company’s move toward being a publicly traded company.

Net cash used in investing activities for the three months ended March 31, 2016 and 2015 was ($43,957) and $0.

Net cash provided by (used in) financing activities for the three months ended March 31, 2016 and 2015 was $198,833 and ($11,417).

Off-Balance Sheet Arrangements

As of March 31, 2016, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Actual results could differ from those estimates.

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets, varying from 3 to 5 years or, when applicable, the life of the lease, whichever is shorter.

Carrying Value, Recoverability and Impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)for its long-lived assets. The Company’s long-lived assets, which include property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, are included in operating expenses in the accompanying statements of operations.

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB ASC. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB ASC (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carryforwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Revenue Recognition

The Company follows Paragraph 605-10-S99-1 of the FASB ASC for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Equity–based compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Compensation – Stock Compensation”. Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over a four year period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

The fair value of option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of the Company’s Common stock over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on our Common stock and does not intend to pay dividends on our Common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, our equity–based compensation could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the equity–based compensation could be significantly different from what the Company has recorded in the current period.

The Company accounts for share–based payments granted to non–employees in accordance with ASC 505-40, “Equity Based Payments to Non–Employees”. The Company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. The fair value of the equity instruments is re-measured each reporting period over the requisite service period.

Fair Value of Financial Instruments

We follow Paragraph 825-10-50-10 of the FASB ASC for disclosures about fair value of our financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of our financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

●	Level 1 – Quoted market prices available in active markets for identical assets or liabilities as of the reporting date;

●	Level 2 – Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date; and

●	Level 3 – Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amount of the Company’s assets and liabilities, such as cash, accounts receivable, inventory, prepaid expenses, accounts payable and accrued liabilities, and unearned revenue approximate their fair value because of the short maturity of those instruments.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, lessees will be required to recognize, for all leases of 12 months or more, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature of an entity’s leasing activities. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach. The Company is in the process of evaluating the effect of the new guidance on its condensed consolidated financial statements and disclosures.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Board and the Chief Executive Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is committed to improving financial organization. As part of this commitment, management and the Board will perform an extensive review of the Company’s policies and procedures as it relates to financial reporting in an effort to mitigate future risks of potential misstatements. The Company will focus on continuing to develop and documenting internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 4, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERRICK MEDIA HOLDINGS, INC.

Date: August 15, 2016	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

