Form 10-Q
period 2016-06-30
Jerrick Media Holdings, Inc.
filed 2016-08-24
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

As of August 22, 2016, there were 32,781,881 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Jerrick Media Holdings, Inc.

June 30, 2016 and 2015

Jerrick Media Holdings, Inc.

Condensed Consolidated Balance Sheet

(unaudited)

	June 30, 2016	December 31, 2015

Assets
Current Assets
Cash	$146,274	$438,629
Prepaid expenses	10,000	-
Total Current Assets	156,274	438,629

Property and equipment, net	93,678	70,506

Security deposit	49,775	17,000

Minority investment in business	83,333	83,333

Total Assets	$383,060	$609,468

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$846,288	$678,955
Accrued dividends	169,792	81,936
Accrued liquidating damages	4,346,490	-
Current portion of capital lease payable	3,524	3,524
Note payable - related party	849,383	-
Line of credit	202,512	202,422

Total Current Liabilities	6,417,989	966,837

Non-current Liabilities:
Capital lease payables	1,680	3,095

Total Non-current Liabilities	1,680	3,095

Total Liabilities	6,419,669	969,932

Commitments and contingencies

Stockholders' Deficit
Preferred stock, 20,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 33,314 and 33,314 shares issued and outstanding, respectively	33	33
Series B Preferred stock, $0.001 par value, 8,063 and 7,000 shares issued and outstanding, respectively	8	7
Series D Preferred stock, $0.001 par value, 2,013 and 0 shares issued and outstanding, respectively	2	-
Common stock par value $0.001: 90,000,000 shares authorized; 31,682,537 and 28,500,000 issued and outstanding as of June 30, 2016 and December 31, 2015 respectively	31,683	28,500
Additional paid in capital	5,776,932	5,319,835
Accumulated deficit	(11,845,267)	(5,708,839)
	(6,036,609)	(360,464)

Total Liabilities and Stockholders' Deficit	$383,060	$609,468

See accompanying notes to the consolidated financial statements

Jerrick Media Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net revenue	$63,932	$234,128	$184,640	$393,509

Cost of revenue	8,923	109,443	43,321	174,895

Gross margin	55,009	124,685	141,319	218,614

Operating expenses
Compensation	309,823	277,300	647,265	481,905
Consulting fees	405,889	138,512	515,007	180,752
Share based payments	17,725	86,916	66,174	103,459
General and administrative	338,020	226,806	547,857	377,474

Total operating expenses	1,071,457	729,534	1,776,303	1,143,590

Loss from operations	(1,016,448)	(604,849)	(1,634,984)	(924,976)

Other income (expenses)
Interest expense	(4,380,434)	(29,045)	(4,413,588)	(56,942)

Other income (expenses), net	(4,380,434)	(29,045)	(4,413,588)	(56,942)

Loss before income tax provision	(5,396,882)	(633,894)	(6,048,572)	(981,918)

Income tax provision	-	-	-	-

Net loss	$(5,396,882)	$(633,894)	$(6,048,572)	$(981,918)

Per-share data
Basic and diluted loss per share	$(0.17)	$(0.02)	$(0.20)	$(0.04)

Weighted average number of common shares outstanding	31,682,537	27,000,000	29,879,099	27,000,000

See accompanying notes to the consolidated financial statements

Jerrick Media Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2016	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,048,572)	$(981,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,784	2,804
Accretion of debt discount	40,399	-
Share-based compensation	66,174	103,459
Changes in operating assets and liabilities:
Prepaid expenses	(10,000)	-
Security deposit	(32,775)	-
Accounts payable and accrued expenses	276,268	288,270
Accrued liquidating damages	4,346,490	-
Net Cash Used In Operating Activities	(1,341,232)	(587,385)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(43,956)	-
Net Cash Used In Investing Activities	(43,956)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(107,415)	(244,331)
Net proceeds from issuance of notes	106,000	-
Net proceeds from issuance of preferred stock	94,248	1,823,000
Proceeds from issuance of note payable - related party	1,000,000	-
Net Cash Provided By Financing Activities	1,092,833	1,578,669

Net Change in Cash	(292,355)	991,284

Cash - Beginning of Period	438,629	125,063

Cash - End of Period	$146,274	$1,116,347

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of interest	$108,843	$-
Debt discount on convertible note	$24,425	$-
Debt discount on related party note payable	$166,591	$-

See accompanying notes to the consolidated financial statements

Jerrick Media Holdings, Inc.

June 30, 2016 and 2015

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

The unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Information Report on Form 8K/A for the year ended December 31, 2015 filed with the SEC on August 4, 2016. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 8K/A for the year ended December 31, 2015 has been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending December 31, 2016 or any other period.

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

Principles of consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification (“ASC”) to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10, all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of combined affiliate	State or other jurisdiction of incorporation or organization	Company interest

Castle 6 Productions LLC	The State of New Jersey	100%

Filthy Gorgeous LLC	The State of Delaware	100%

Geek Room LLC	The State of Delaware	100%

Graphic Expression Corporate Collectibles LLC	The State of Delaware	100%

Guccione Stores LLC	The State of New Jersey	100%

iLongevity LLC	The State of New Jersey	100%

JAJ Enterprises LLC	The State of Delaware	100%

Jerrick Ventures INC	The State of Nevada	100%

Miss Filthy LLC	The State of Delaware	100%

Next Geek Thing LLC	The State of Delaware	100%

No One’s Pet LLC	The State of New Jersey	100%

OMNI Reboot LLC	The State of Delaware	100%

Romper Zombie LLC	The State of Delaware	100%

Steam Wars LLC	The State of Delaware	100%

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued liabilities and accrued liquidating damages approximate their fair value because of the short maturity of those instruments.

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

The Company recorded a markdown of $0 and $21,861 as of June 30, 2016 and December 31, 2015 due to slow moving inventory.

There was no lower of cost or market adjustments for the reporting period ended June 30, 2016 or December 31, 2015.

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

On January 2, 2013, the Company purchased a minority interest in a business for proceeds of $83,333. The interest is accounted for under the cost method. The Company tests the carrying value annual for impairment. As of June 30, 2016, no impairment charges have been recognized on the minority interest.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for share-based payment transactions issued to employees under the guidance of the Topic 718 “Compensation—Stock Compensation” of the FASB Accounting Standards Codification (“ASC Topic 718”).

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

In April 2016, the FASB issued ASU 2016–10 “Revenue from Contract with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

The Company's condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit at June 30, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	June 30, 2016	December 31, 2015
Computer Equipment	$219,653	175,695
Furniture and Fixtures	61,803	61,803
	281,456	237,498
Less: Accumulated Depreciation	(187,778)	(166,992)
	$93,678	$70,506

Depreciation expense was $10,812 and $1,409 for the three months ended June 30, 2016 and 2015, respectively. Depreciation expense was $20,784 and $2,804 for the six months ended June 30, 2016 and 2015, respectively.

Note 5 – Line of Credit

On March 19, 2009 Astoria Surgical Supplies North LLC signed a revolving note (the “Note”) at PNC Bank (the “Bank”). The outstanding balance of this Note is limited to $200,000 and expired March 19, 2010. The outstanding balance accrues interest at a variable rate of 4.50%. The interest rate is subject to change based on changes in an independent index which is the highest Prime Rate as published in the “Money Rates” section of the Wall Street Journal. Interest is payable monthly and the rate as of June 30, 2016 and 2015 was 3.50% and 4.25%, respectively.

The Company has been in payment default since March 19, 2010. The Company does not believe it is probable that the loan will be called or that the interest rate shall be increased to the default interest rate due to the fact that the Company is current and has been current since the maturity date with its monthly installment payment obligation.

The balance outstanding on the revolving note at June 30, 2016 and December 31, 2015 was $202,512 and $202,422, respectively.

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

Note 7 – Related Party Loan

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

Note 8 – Capital Leases Payable

Capital lease obligation consisted of the following:

		June 30, 2016	December 31, 2015

(i)	Capital lease obligation to a financing company for a term of five (5) years, collateralized by equipment, with interest at 10.0% per annum, with principal and interest due and payable in monthly installments of $383.10	$5,204	$6,619

	Less current maturities	(3,524)	(3,524)

	Capital lease obligation, net of current maturities	1,680	3,095

	TOTAL CAPITAL LEASE OBLIGATION	$5,204	$6,619

The capital leases mature as follows:

2016:	$3,095
2017:	$2,109

Note 9 - Stockholders’ Deficit

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

During the six months ended June 30, 2016, the Company accrued $3,318,353 for liquidating damages on the Series A and $309,665 on the warrants associated with the Series A.

Series B Cumulative Convertible Preferred Stock

On December 21, 2015, 20,000 shares of preferred stock were designated as Series B Cumulative Convertible Preferred Stock (“Series B”). Each share of Series B shall have a stated value equal to $100.00 (as adjusted for any stock dividends, combinations or splits with respect to such shares) (the "Series B Stated Value").

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

During the six months ended June 30, 2016, the Company accrued $667,313 for liquidating damages on the Series B and $51,159 on the warrants associated with the Series B.

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

The assumptions used for warrants granted during the six months ended June 30, 2016 are as follows:

Exercise price	$0.40
Expected dividends	0%
Expected volatility	73.44%
Risk free interest rate	1.39%
Expected life of warrant	5 years

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2015	10,750,000	$0.35
Granted	2,791,667	$0.40
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2016	13,541,667	$0.36
Exercisable – June 30, 2016	12,958,334	$0.36

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.35 – 0.40	13,541667	4.14	$0.36	12,958,334	$0.36

Stock Options

The Company applied fair value accounting for all share based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for options granted during the six months ended June 30, 2016 are as follows:

Exercise price	$0.25
Expected dividends	0%
Expected volatility	73.44%
Risk free interest rate	1.39%
Expected life of option	4.68 years

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance – December 31, 2015 – outstanding	500,000	0.25	4.93	-
Balance – December 31, 2015 – exercisable	500,000	$0.25	4.93	$-

Outstanding options held by related party – December 31, 2015	500,000	$0.25	4.93	$-
Exercisable options held by related party – December 31, 2015	500,000	$0.25	4.93	$-

Balance – December 31, 2015	500,000	$0.25	4.68	$-
Granted	50,000	0.25	4.68	-
Exercised				-
Cancelled/Modified				-
Balance – June 30, 2016 – outstanding	550,000	$0.25	4.18	-
Balance – June 30, 2016 – exercisable	550,000	$0.25	4.18	$-

Outstanding options held by related party – June 30, 2016	550,000	$0.25	4.18	$-
Exercisable options held by related party – June 30, 2016	550,000	$0.25	4.18	$-

The following is a summary of the Company’s stock options granted during the six months ended June 30, 2016:

Options	Value	Purpose for Grant
550,000	$101,285	Board Services

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

Note 10 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. On August 17, 2016, the Company entered into a subscription agreement (the “Subscription Agreement”) with an accredited investor for the sale of 666,666 shares of the Company’s common stock (the “Shares”) and warrants to purchase 333,333 shares of the Company’s common stock (the “Warrant”) for a purchase price of $250,000.  The Warrant is exercisable at any and has a five year term.  The Warrant is exercisable at price of $0.40 per share.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the six months ended June 30, 2016 and 2015, included elsewhere in this report.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended June 30, 2016 and 2015:

	Three Months Ended
	June 30, 2016	June 30, 2015
Net revenue	$63,932	$234,128
Gross margin	$55,009	$124,685
Operating expenses	$(1,071,457)	$(729,534)
Loss from operations	$(1,016,448)	$(604,849)
Other expenses	$(4,380,434)	$(29,045)
Net loss	$(5,396,882)	$(633,894)
Loss per common share – basic and diluted	$(0.17)	$(0.02)

Net Revenue

Net revenue was $63,932 for the three months ended June 30, 2016, as compared to $234,128 for the comparable period ended June 30, 2015, a decrease of $170,196. The decrease in net revenue is primarily attributable to management focus on technology development and the Company moving toward becoming a publicly traded company during the three months ended June 30, 2016.

Gross Profit

Gross profit percentage increased from a gross profit of 53% during the three months ended June 30, 2015, to a gross profit of 86% during the three months ended June 30, 2016. The increase in gross margin is primarily attributable to sales of content and media with a stronger mark-up from the Company’s cost basis.

Operating Expenses

Operating expenses for the three months ended June 30, 2016, were $1,071,457 as compared to $729,534 for the three months ended June 30, 2015. The increase of $341,923 is primarily attributable to increased professional fees as a result of the Company’s reverse acquisition of a public vehicle along with increased share based compensation.

Loss from Operations

Loss from operations for the three months ended June 30, 2016, was $(1,016,448) as compared to loss of $(604,849) for the three months ended June 30, 2015. The increase in net loss is primarily attributable to the increase in professional fees as a result of the Company’s reverse acquisition of a public vehicle, increase in share based compensation and increase compensation as a result of a growing infrastructure.

Other Expenses

Other expense for the three months ended June 30, 2016, was $(4,380,434), as compared to $(29,045) for the three months ended June 30, 2015. Other expenses during the three months ended June 30, 2016 was comprised of interest expense $17,970 on notes payable, liquidating damages of $4,346,490 consisting of $3,318,353 on the Series A, $667,313 on the Series B and $360,824 on the warrants associated with these issuances, and debt discount of $15,974 recorded by the Company. During the three months ended June 30, 2015, other expenses was comprised of interest expense of $29,045 on the bridge loans were converted into equity during 2015.

Net Loss

Net loss attributable to common shareholder for three months ended June 30, 2016, was $(5,396,882), or loss per share of $(0.17), as compared to $(633,894) or loss per share of $(0.02), for the three months ended June 30, 2015.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Summary of Statements of Operations for the Six Months Ended June 30, 2016 and 2015:

	Six Months Ended
	June 30, 2016	June 30, 2015
Net revenue	$184,640	$393,509
Gross margin	$141,319	$218,614
Operating expenses	$(1,776,303)	$(1,143,590)
Loss from operations	$(1,634,984)	$(924,976)
Other expenses	$(4,413,588)	$(56,942)
Net loss	$(6,048,572)	$(981,918)
Loss per common share – basic and diluted	$(0.20)	$(0.04)

Net Revenue

Net revenue was $184,640 for the six months ended June 30, 2016, as compared to $393,509 for the comparable period ended June 30, 2015, a decrease of $208,869. The decrease in net revenue is primarily attributable to management focus on technology development and the Company moving toward becoming a publicly traded company during the six months ended June 30, 2016.

Gross Profit

Gross profit percentage increased from a gross profit of 56% during the six months ended June 30, 2015, to a gross profit of 77% during the six months ended June 30, 2016. The increase in gross margin is primarily attributable to sales of content and media with a stronger mark-up from the Company’s cost basis.

Operating Expenses

Operating expenses for the six months ended June 30, 2016, were $1,776,303 as compared to $1,143,590 for the six months ended June 30, 2015. The increase of $632,713 is primarily attributable to increased professional fees as a result of the Company’s reverse acquisition of a public vehicle along with increased share based compensation.

Loss from Operations

Loss from operations for the six months ended June 30, 2016, was $(1,634,984) as compared to loss of $(924,976) for the six months ended June 30, 2015. The increase in net loss is primarily attributable to the increase in professional fees as a result of the Company’s reverse acquisition of a public vehicle, increase in share based compensation and increase compensation as a result of a growing infrastructure.

Other Expenses

Other expense for the six months ended June 30, 2016, was $(4,413,588), as compared to $(56,942) for the six months ended June 30, 2015. Other expenses during the six months ended June 30, 2016 was comprised of interest expense $51,124 on notes payable, liquidating damages of $4,346,490 consisting of $3,318,353 on the Series A, $667,313 on the Series B and $360,824 on the warrants associated with these issuances, and debt discount of $15,974 recorded by the Company. During the six months ended June 30, 2015, other expenses was comprised of interest expense of $56,942 on the bridge loans were converted into equity during 2015.

Net Loss

Net loss attributable to common shareholder for six months ended June 30, 2016, was $(6,048,572), or loss per share of $(0.20), as compared to $(981,918) or loss per share of $(0.04), for the six months ended June 30, 2015.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2016, compared to December 31, 2015:

	June 30, 2016	December 31, 2015	Increase/ (Decrease)
Current Assets	$156,274	$438,629	$(282,355)
Current Liabilities	$6,417,989	$966,837	$5,451,152
Working Capital Deficit	$(6,261,715)	$(528,208)	$5,733,507

At June 30, 2016, we had a working capital deficit of $(6,261,715), as compared to a working capital deficit of $(528,208) at December 31, 2015, an increase of $5,733,507. The increase is primarily attributable to the Company’s incurrence of $4,346,490 in accrued liquidating damages during the six months ended June 30, 2016.

Net Cash

Net cash used in operating activities for the six months ended June 30, 2016 and 2015, was $(1,341,232) and $(587,385), respectively. The net loss for the six months ended June 30, 2016 and 2015 was $(6,048,572) and $(981,918), respectively. Net cash used in operations for the current period is due primarily to an increase in infrastructure, continued develop of the business plan, and the Company’s move toward being a publicly traded company.

Net cash used in investing activities for the six months ended June 30, 2016 and 2015 was ($43,956) and $0.

Net cash provided by financing activities for the six months ended June 30, 2016 and 2015 was $1,092,833 and $1,578,669.

Off-Balance Sheet Arrangements

As of June 30, 2016, the Company had no off-balance sheet arrangements.

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

Carrying Value, Recoverability and Impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for its long-lived assets. The Company’s long-lived assets, which include property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

In April 2016, the FASB issued ASU 2016–10 “Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing”. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 17, 2016, the Company entered into a subscription agreement (the “Subscription Agreement”) with an accredited investor for the sale of 666,666 shares of the Company’s common stock (the “Shares”) and warrants to purchase 333,333 shares of the Company’s common stock (the “Warrant”) for a purchase price of $250,000. The Warrant is exercisable at any time and has a five year term. The Warrant is exercisable at price of $0.40 per share.

The Company intends to use the proceeds for general corporate purposes, including working capital, product development, general and administrative matters and capital expenditures.

The Subscription Agreement contains representation and warranties that the parties made to, and solely for the benefit of, the other in the context of all of the terms and conditions of that agreement and in the context of the specific relationship between the parties. The provisions of Subscription Agreements, including the representations and warranties contained therein, are not for the benefit of any party other than the parties to such agreements, and are not intended as documents for investors and the public to obtain factual information about the current state of affairs of the parties to those documents and their agreements.

The securities issued pursuant to the Subscription Agreement were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(2) of the Securities Act. The securities were exempt from registration under Section 4(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, the shareholder had the necessary investment intent as required by Section 4(2) of the Securities Act since he agreed to, and will receive, a share certificate bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act.

Item 6. Exhibits.

Exhibit No.	Description

4.1	Form of Warrant*

10.1	Form of Subscription Agreement*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERRICK MEDIA HOLDINGS, INC.

Date: August 24, 2016	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)