Form 10-Q/A
period 2016-03-31
Jerrick Media Holdings, Inc.
filed 2016-09-02
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No ☒

As of August 15, 2016, there were 32,781,881 shares outstanding of the registrant’s common stock.

Explanatory Note

This Amendment No. 1 on Form 10-Q (this “Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2016 as filed with the Securities and Exchange Commission on August 15, 2016, and is being filed solely to amend the first page, being the cover page, in order to correct typographical errors on the cover page, in the first paragraph reading as “Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days." On the original 10-Q the “No” box was inadvertently checked  whereas  the “Yes” box should have been checked as shown above on this amendment.

This Amendment No. 1 to the Form 10-Q contains only the cover page, this Explanatory Note, the Exhibit Table, shortened Section 302 Certifications and the Signature Page.  No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and, except as set forth herein, does not modify or update in any way disclosures made in the original Form 10-Q.

Accordingly, the Amendment should be read in conjunction with the original Form 10-Q, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, subsequent to the filing of the original filing.

ITEM 5.  EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10-Q/A.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

ITEM 6. Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

*Filed Herewith

**Previously Filed with the Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERRICK MEDIA HOLDINGS, INC.

Date: September 2, 2016	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

3