Form 10-Q/A
period 2016-06-30
Jerrick Media Holdings, Inc.
filed 2016-09-02
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q (this “Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2016 as filed with the Securities and Exchange Commission on August 23, 2016, and is being filed solely to amend the first page, being the cover page, in order to correct typographical errors on the cover page, in the first paragraph reading as “Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days." On the original 10-Q the “No” box was inadvertently checked whereas  the “Yes” box should have been checked as shown above on this amendment.

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

* Filed Herewith

** Previously Filed with the Form 10-Q filed with the Securities and Exchange Commission on August 23, 2016.

1

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

2