Form 10-Q
period 2016-09-30
Jerrick Media Holdings, Inc.
filed 2016-11-21
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

As of November 21, 2016, there were 33,448,136 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Jerrick Media Holdings, Inc.

September 30, 2016 and 2015

Jerrick Media Holdings, Inc.

Condensed Consolidated Balance Sheet

(unaudited)

	September 30, 2016	December 31, 2015
	(unaudited)

Assets

Current Assets
Cash	$6,130	$438,629
Prepaid expenses	10,000	-
Total Current Assets	16,130	438,629

Property and equipment, net	82,745	70,506

Security deposit	49,775	17,000

Minority investment in business	83,333	83,333

Total Assets	$231,983	$609,468

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$936,843	$678,955
Accrued dividends	214,481	81,936
Accrued liquidating damages	4,346,490	-
Demand loan	86,866	-
Current portion of capital lease payable	3,524	3,524
Note payable - related party, net of debt discount	992,469	-
Line of credit	203,988	202,422

Total Current Liabilities	6,784,661	966,837

Non-current Liabilities:
Capital lease payables	1,680	3,095

Total Non-current Liabilities	1,680	3,095

Total Liabilities	6,786,341	969,932

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock, $0.001 par value, 32,215 and 33,314 shares issued and outstanding, respectively	32	33
Series B Preferred stock, $0.001 par value, 8,063 and 7,000 shares issued and outstanding, respectively	8	7
Series D Preferred stock, $0.001 par value, 2,013 and 0 shares issued and outstanding, respectively	2	-
Common stock par value $0.001: 90,000,000 shares authorized; 33,448,136 and 28,500,000 issued and outstanding as of September 30, 2016 and December 31, 2015 respectively	33,448	28,500
Additional paid in capital	6,341,475	5,319,835
Accumulated deficit	(12,929,323)	(5,708,839)
	(6,554,358)	(360,464)

Total Liabilities and Stockholders' Deficit	$231,983	$609,468

Jerrick Media Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net revenue	$16,389	$158,965	$201,029	$552,474

Cost of revenue	-	38,756	43,321	213,651

Gross margin	16,389	120,209	157,708	338,823

Operating expenses
Compensation	263,372	324,053	910,637	805,958
Consulting fees	289,367	84,789	804,374	265,541
Share based payments	163,254	676,433	229,428	779,892
General and administrative	233,033	279,850	780,890	657,324

Total operating expenses	949,026	1,365,125	2,725,329	2,508,715

Loss from operations	(932,637)	(1,244,916)	(2,567,621)	(2,169,892)

Other income (expenses)
Interest expense	(116,729)	(23,714)	(4,530,317)	(80,656)
Gain on the sale of assets	10,000	-	10,000	-

Other income (expenses), net	(106,729)	(23,714)	(4,520,317)	(80,656)

Loss before income tax provision	(1,039,366)	(1,268,630)	(7,087,938)	(2,250,548)

Income tax provision	-	-	-	-

Net loss	$(1,039,366)	$(1,268,630)	$(7,087,938)	$(2,250,548)

Per-share data
Basic and diluted loss per share	$(0.03)	$(0.05)	$(0.23)	$(0.08)

Weighted average number of common shares outstanding	32,359,841	27,000,000	31,489,608	27,000,000

See accompanying notes to the consolidated financial statements

Jerrick Media Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,087,938)	$(2,250,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,717	8,312
Accretion of debt discount	95,746	-
Share-based compensation	360,220	779,892
Changes in operating assets and liabilities:
Prepaid expenses	(10,000)	-
Inventory	-	21,861
Security deposit	(32,775)	6,000
Accounts payable and accrued expenses	368,298	108,892
Accrued liquidating damages	4,346,490	-
Net Cash Used In Operating Activities	(1,928,242)	(1,325,591)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(43,956)	(43,723)
Net Cash Used In Investing Activities	(43,956)	(43,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(107,415)	(244,331)
Net proceeds from issuance of notes	106,000	-
Net proceeds from issuance of preferred stock	344,248	2,122,789
Proceeds from issuance of demand loan	86,866	-
Proceeds from issuance of convertible note	50,000	-
Repayment of convertible notes	(50,000)	-
Proceeds from issuance of note payable - related party	1,110,000	-
Net Cash Provided By Financing Activities	1,539,699	1,878,458

Net Change in Cash	(432,499)	509,144

Cash - Beginning of Period	438,629	125,063

Cash - End of Period	$6,130	$634,207

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$5,738	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of interest	$108,843	$-
Debt discount on convertible note	$24,425	$-
Debt discount on related party note payable	$188,852	$-
Accrued dividends	$132,545	$-

See accompanying notes to the consolidated financial statements

Jerrick Media Holdings, Inc.

September 30, 2016 and 2015

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Jerrick Media Holdings, Inc. (formerly Great Plains Holdings, Inc.) (the “Company”) was incorporated under the laws of the state of Nevada on December 30, 1999 under the name LILM, Inc. The Company changed its name on December 3, 2013 as part of its plans to diversify its business through the acquisition and operation of commercial real estate, including but not limited to self-storage facilities, apartment buildings, 55+ senior manufactured homes communities, and other income producing properties. Historically, the Company had principally engaged in manufacture and marketing of the LiL Marc urinal used in the training of young boys, but then changed its focus to residential and commercial rental real estate as well as exploring other business opportunities.

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

Jerrick was incorporated on November 24, 2014 under the laws of the State of Nevada. Jerrick develops digital transmedia content, including videos, imagery, articles, e-books, as well as traditional film and television, for each brand in its portfolio.

Jerrick Ventures, LLC (“Jerrick LLC”) was incorporated in Delaware in 2013. On December 1, 2014, Jerrick LLC entered into a share exchange agreement whereby the members of Jerrick LLC exchanged all of their membership interests in Jerrick LLC for Common Stock in Ventures (the “Jerrick Share Exchange”). As result of the Jerrick Share Exchange, Jerrick LLC became the operating subsidiary of Jerrick.

The Merger is being accounted for as a “Reverse Business Combination,” and Jerrick is deemed to be the accounting acquirer in the merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Reverse Business Combination will be those of Jerrick, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of Jerrick, historical operations of Jerrick and combined operations of Jerrick and Jerrick Media Holdings, Inc. from the Closing Date of the Merger.

The Reverse Business Combination will be treated as a recapitalization of the Company for financial accounting purposes. The historical financial statements of Predecessor before the Reverse Business Combination will be replaced with the historical financial statements of Jerrick before the Reverse Business Combination in all future filings with the Securities and Exchange Commission (the “SEC”).

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of combined affiliate	State or other jurisdiction of incorporation or organization	Company interest

Castle 6 Productions LLC	The State of New Jersey	100%

Filthy Gorgeous LLC	The State of Delaware	100%

Geek Room LLC	The State of Delaware	100%

Graphic Expression Corporate Collectibles LLC	The State of Delaware	100%

Guccione Stores LLC	The State of New Jersey	100%

iLongevity LLC	The State of New Jersey	100%

JAJ Enterprises LLC	The State of Delaware	100%

Jerrick Ventures INC	The State of Delaware	100%

Miss Filthy LLC	The State of Delaware	100%

Next Geek Thing LLC	The State of Delaware	100%

No One’s Pet LLC	The State of New Jersey	100%

OMNI Reboot LLC	The State of Delaware	100%

Romper Zombie LLC	The State of Delaware	100%

Steam Wars LLC	The State of Delaware	100%

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

The Company recorded a markdown of $0 and $21,861 as of September 30, 2016 and December 31, 2015 due to slow moving inventory.

There was no lower of cost or market adjustments for the reporting period ended September 30, 2016 or December 31, 2015.

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

On January 2, 2013, the Company purchased a minority interest in a business for proceeds of $83,333. The interest is accounted for under the cost method. The Company tests the carrying value annually for impairment. As of September 30, 2016, no impairment charges have been recognized on the minority interest.

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

In April 2016, the FASB issued ASU 2016–10 “Revenue from Contract with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgment necessary to comply with Topic 606. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its condensed consolidated financial statements.

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

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit at September 30, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	September 30, 2016	December 31, 2015
Computer Equipment	$219,653	$175,695
Furniture and Fixtures	61,803	61,803
	281,456	237,498
Less: Accumulated Depreciation	(198,711)	(166,992)
	$82,745	$70,506

Depreciation expense was $10,933 and $5,508 for the three months ended September 30, 2016 and 2015, respectively. Depreciation expense was $31,717 and $8,312 for the nine months ended September 30, 2016 and 2015, respectively.

Note 5 – Line of Credit

On March 19, 2009 Astoria Surgical Supplies North LLC (“Astoria”), a now defunct subsidiary of the Company, signed a revolving note (the “Note”) at PNC Bank (the “Bank”). The outstanding balance of this Note is limited to $200,000 and expired March 19, 2010. The outstanding balance accrues interest at a variable rate. The interest rate is subject to change based on changes in an independent index which is the highest Prime Rate as published in the “Money Rates” section of the Wall Street Journal. Interest is payable monthly and the rate as of September 30, 2016 and 2015 was 3.50% and 4.25%, respectively.

The Note is personally guaranteed by two third parties (the “Guarantors”). In January 2016, the Company assigned all business operations of Astoria and agreed to indemnify the Guarantors for any amounts due or actions arising pursuant to the Loan. The Company has been in payment default since March 19, 2010 but has negotiated a a monthly installment payment plan with the Bank. The Company does not believe it is probable that amounts due under the Note will be called or that the interest rate will be increased to the default interest rate due to the fact that the Company is current and has been current since the maturity date with its monthly installment payment obligations.

The balance outstanding on the Note at September 30, 2016 and December 31, 2015 was $203,988 and $202,422, respectively.

Note 6 – Convertible Note Payable

On December 2, 2015, the Company issued a convertible note to a third party lender totaling $100,000. The note accrues interest at 12% per annum and matures with interest and principal both due on December 1, 2016. In addition the Company issued a warrant to purchase 300,000 shares of Company common stock. The note and accrued interest are convertible at a conversion price of $0.35 per share subject to adjustment. The warrant issued in connection therewith entitles the holder to purchase the Company’s common stock at a purchase price of $0.35 per share for a period of five years from the issue date.

On December 21, 2015, the notes were automatically converted into Series B preferred stock.

On March 17, 2016, the Company issued a convertible note to a third party lender totaling $200,000. The note accrues interest at 12% per annum and matures with interest and principal both due on April 21, 2016. In addition the Company issued a warrant to purchase 150,000 shares of Company common stock. The note and accrued interest are convertible at a conversion price as defined therein. The warrant issued in connection therewith entitles the holder to purchase the Company’s common stock at a purchase price of $0.40 per share for a period of five years from the issue date.

On May 27, 2016, the note and accrued interest were paid off in full satisfaction.

On August 2, 2016, the Company issued a convertible note to a third party lender totaling $50,000. The note accrues interest equal to 10% of the principal balance and matures with interest and principal both due on August 31, 2016. The note and accrued interest are convertible at a conversion price as defined therein. On August 22, 2016, the note and accrued interest were paid off in full satisfaction.

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

On September 12, 2016, the Company entered into a loan agreement (the “Second Rosen Loan Agreement”) with Arthur Rosen, an individual (the “Lender”), pursuant to which on September 12, 2016 (the “Second Rosen Loan Closing Date”), the Lender issued the Company a promissory note of $100,000 (the “Second Rosen Loan”).

The maturity date of the Second Rosen Loan is October 12, 2016 (the “Second Rosen Loan Maturity Date”). Pursuant to the Second Rosen Loan Agreement, the Second Rosen Loan bears interest at a rate of 12% per annum. All outstanding principal, accrued and unpaid interest and other amounts due under the Second Rosen Loan are due on the Second Rosen Maturity Date. On October 12, 2016 the Company entered into an amendment to the Second Rosen Loan Agreement. The Second Rosen Maturity Date was extended 90 days.

As additional consideration for entering in the Second Rosen Loan Agreement, the Company issued Lender a warrant to purchase 150,000 shares of the Company’s common stock with an exercise price of $0.40 per share (the “Second Rosen Warrant”). The Second Rosen Warrant has a term of five (5) years

On September 20, 2016, the Company entered into a loan agreement (the “202 Loan Agreement”) with 202 S Dean LLC, a company partially owned by the Chief Executive Officer of the Company, (the “Related Lender”), pursuant to which on September 20, 2016 (the “202 Closing Date”), the Related Lender issued the Company a promissory note of $10,000 (the “202 Loan”).

The maturity date of the 202 Loan is March 20, 2017 (the “202 Maturity Date”). Pursuant to the 202 Loan Agreement, the 202 Loan bears interest at a rate of 10% per annum.

As additional consideration for entering in the 202 Loan Agreement, the Company issued the Related Lender a warrant to purchase 235,000 shares of the Company’s common stock with an exercise price of $0.40 per share (the “202 Warrant”). The 202 Warrant has a term of five (5) years.

Note 8 – Capital Leases Payable

Capital lease obligation consisted of the following:

		September 30, 2016	December 31, 2015

(i)	Capital lease obligation to a financing company for a term of five (5) years, collateralized by equipment, with interest at 10.0% per annum, with principal and interest due and payable in monthly installments of $383.10	$5,204	$6,619

	Less current maturities	(3,524)	(3,524)

	Capital lease obligation, net of current maturities	1,680	3,095

	TOTAL CAPITAL LEASE OBLIGATION	$5,204	$6,619

The capital leases mature as follows:

2016:	$881
2017:	$3,524

Note 9 - Stockholders’ Deficit

Shares Authorized

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

On August 31, 2016, a holder of Series A Cumulative Convertible Preferred Stock (“Series A”) converted 1,099 shares of Series A into 1,098,933 common shares of the Company’s common stock.

During the nine months ended September 30, 2016, the Company accrued $3,318,353 for liquidating damages on the Series A and $309,665 on the warrants associated with the Series A.

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

During the nine months ended September 30, 2016, the Company accrued $667,313 for liquidating damages on the Series B and $51,159 on the warrants associated with the Series B.

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

On August 17, 2016, the Company entered into a subscription agreement (the “Subscription Agreement”) with an accredited investor for the sale of 666,666 shares of the Company’s Common Stock (the “Shares”) and warrants to purchase 333,333 shares of the Company’s Common Stock (the “Warrant”) for a purchase price of $250,000. The Warrant is exercisable at any time after the date of issuance and has a five year term. The Warrant is exercisable at price of $0.40 per share.

On August 31, 2016, a holder of Series A Cumulative Convertible Preferred Stock (“Series A”) converted 1,099 shares of Series A into 1,098,933 common shares of the Company’s common stock.

Warrants

The Company applied fair value accounting for all share based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for warrants granted during the nine months ended September 30, 2016 are as follows:

Exercise price	$0.40
Expected dividends	0%
Expected volatility	73.44% - 91.54%
Risk free interest rate	1.13% - 1.39%
Expected life of warrant	5 years

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2015	10,750,000	$0.35
Granted	3,985,000	$0.40
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2016	14,735,000	$0.36
Exercisable – September 30, 2016	14,151,667	$0.36

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.35 – 0.40	14,735,000	3.97	$0.36	14,151,667	$0.36

Stock Options

The Company applied fair value accounting for all share based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for options granted during the nine months ended September 30, 2016 are as follows:

Exercise price	$0.25 - .40
Expected dividends	0%
Expected volatility	73.44% - 90.05%
Risk free interest rate	1% - 1.39%
Expected life of option	4.68 - 5 years

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – December 31, 2015 – outstanding	500,000	0.25	4.93
Balance – December 31, 2015 – exercisable	500,000	$0.25	4.93

Outstanding options held by related party – December 31, 2015	500,000	$0.25	4.93
Exercisable options held by related party – December 31, 2015	500,000	$0.25	4.93

Balance – December 31, 2015	500,000	$0.25	4.68
Granted	1,550,000	0.36	4.73
Exercised
Cancelled/Modified
Balance – September 30, 2016 – outstanding	2,050,000	$0.33	4.60
Balance – September 30, 2016 – exercisable	1,500,000	$0.30	4.54

Outstanding options held by related party – September 30, 2016	2,050,000	$0.33	4.60
Exercisable options held by related party – September 30, 2016	1,500,000	$0.30	4.54

At September 30, 2016, the aggregate intrinsic value of options outstanding and exercisable was $24,890 and $24,890, respectively.

The following is a summary of the Company’s stock options granted during the nine months ended September 30, 2016:

Options	Value	Purpose for Grant
1,550,000	$198,430	Service Rendered

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

On October 4, 2016, the Company entered into a Revenue Based Factoring Agreement with a third party. The Company received $40,000 from the lender upon execution of the note. The note contains a total original issue discount of $12,400.

On October 13, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with an individual (the “Lender”), pursuant to which on October 13, 2016 (the “Closing Date”), the Lender issued the Company a promissory note of $50,000 (the “Loan”).

The maturity date of the Loan is November 13, 2016 (the “Maturity Date”). Pursuant to the Loan Agreement, the Loan bears interest at a rate of 12% per annum. All outstanding principal, accrued and unpaid interest and other amounts due under the Loan are due on the Maturity Date. The loan is currently in default and therefore the interest rate has increased to the default interest rate of 18%, per annum.

As additional consideration for entering in the Loan Agreement, the Company issued Lender a warrant to purchase 50,000 shares of the Company’s common stock with an exercise price of $0.40 per share (the “Warrant”). The Warrant has a term of five (5) years

On October 24, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with an individual (the “Lender”), pursuant to which on October 24, 2016 (the “Closing Date”), the Lender issued the Company a promissory note of $15,000 (the “Loan”).

The maturity date of the Loan is April 24, 2016 (the “Maturity Date”). Pursuant to the Loan Agreement, the Loan bears interest at a rate of 9% per annum. All outstanding principal, accrued and unpaid interest and other amounts due under the Loan are due on the Maturity Date.

As additional consideration for entering in the Loan Agreement, the Company issued Lender a warrant to purchase 30,000 shares of the Company’s common stock with an exercise price of $0.30 per share (the “Warrant”). The Warrant has a term of five (5) years

On October 25, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with an individual (the “Lender”), pursuant to which on October 25, 2016 (the “Closing Date”), the Lender issued the Company a promissory note of $25,000 (the “Loan”).

The maturity date of the Loan is April 25, 2016 (the “Maturity Date”). Pursuant to the Loan Agreement, the Loan bears interest at a rate of 9% per annum. All outstanding principal, accrued and unpaid interest and other amounts due under the Loan are due on the Maturity Date.

As additional consideration for entering in the Loan Agreement, the Company issued Lender a warrant to purchase 50,000 shares of the Company’s common stock with an exercise price of $0.30 per share (the “Warrant”). The Warrant has a term of five (5) years

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the nine months ended September 30, 2016 and 2015, included elsewhere in this report.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended September 30, 2016 and 2015:

	Three Months Ended
	September 30, 2016	September 30, 2015
Net revenue	$16,389	$158,965
Gross margin	$16,389	$120,209
Operating expenses	$(949,026)	$(1,365,125)
Loss from operations	$(932,637)	$(1,244,916))
Other expenses	$(106,729)	$(23,714)
Net loss	$(1,039,366)	$(1,268,630)
Loss per common share – basic and diluted	$(0.03)	$(0.05)

Net Revenue

Net revenue was $16,389 for the three months ended September 30, 2016, as compared to $158,965 for the comparable period ended September 30, 2015, a decrease of $142,576. The decrease in net revenue is primarily attributable to management focus on technology development.

Gross Profit

Gross profit percentage increased from a gross profit of 76% during the three months ended September 30, 2015, to a gross profit of 100% during the three months ended September 30, 2016. The increase in gross margin is primarily attributable to sales of content and media that has no cost associated with it.

Operating Expenses

Operating expenses for the three months ended September 30, 2016, were $949,026 as compared to $1,365,125 for the three months ended September 30, 2015. The decrease of $416,099 is primarily attributable to decreased compensation, share based payments and general and administration expenses. These decreases were offset by an increase in professional fees as a result of public filing requirements.

Loss from Operations

Loss from operations for the three months ended September 30, 2016, was $(932,637) as compared to loss of $(1,244,916) for the three months ended September 30, 2015. The decrease in net loss is primarily attributable to the decrease in operating expenses.

Other Expenses

Other net expense for the three months ended September 30, 2016, was $(106,729), as compared to $(23,714) for the three months ended September 30, 2015. Other net expenses during the three months ended September 30, 2016 was comprised of interest expense of $37,185 on notes payable, and debt discount of $55,347 recorded by the Company, offset by a gain on the sale of assets of $10,000. During the three months ended September 30, 2015, other expenses were comprised of interest expense of $23,714 on the bridge loans were converted into equity during 2015.

Net Loss

Net loss attributable to common shareholder for three months ended September 30, 2016, was $(1,039,366), or loss per share of $(0.03), as compared to $(1,268,630) or loss per share of $(0.05), for the three months ended September 30, 2015.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Summary of Statements of Operations for the Nine Months Ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30, 2016	September 30, 2015
Net revenue	$201,029	$552,474
Gross margin	$157,708	$338,823
Operating expenses	$(2,725,329)	$(2,508,715)
Loss from operations	$(2,567,621)	$(2,169,892)
Other expenses	$(4,520,317)	$(80,656)
Net loss	$(7,087,938)	$(2,250,548)
Loss per common share – basic and diluted	$(0.23)	$(0.08)

Net Revenue

Net revenue was $201,029 for the nine months ended September 30, 2016, as compared to $552,474 for the comparable period ended September 30, 2015, a decrease of $351,445. The decrease in net revenue is primarily attributable to management focus on technology development and the Company moving toward becoming a publicly traded company during the nine months ended September 30, 2016.

Gross Profit

Gross profit percentage increased from a gross profit of 61% during the nine months ended September 30, 2015, to a gross profit of 78% during the nine months ended September 30, 2016. The increase in gross margin is primarily attributable to sales of content and media with a stronger mark-up from the Company’s cost basis.

Operating Expenses

Operating expenses for the nine months ended September 30, 2016, were $2,725,329 as compared to $2,508,715 for the nine months ended September 30, 2015. The increase of $216,614 is primarily attributable to increased professional fees as a result of the Company’s reverse acquisition of a public vehicle along with increased share based compensation.

Loss from Operations

Loss from operations for the nine months ended September 30, 2016, was $(2,567,621) as compared to loss of $(2,169,892) for the nine months ended September 30, 2015. The increase in net loss is primarily attributable to the increase in professional fees as a result of the Company’s reverse acquisition of a public vehicle, increase in general and administrative expenses and increase compensation as a result of a growing infrastructure.

Other Expenses

Other expense for the nine months ended September 30, 2016, was $(4,520,317), as compared to $(80,656) for the nine months ended September 30, 2015. Other expenses during the nine months ended September 30, 2016 was comprised of interest expense of $112,505 on notes payable, liquidating damages of $4,346,490 consisting of $3,318,353 on the Series A, $667,313 on the Series B and $360,824 on the warrants associated with these issuances, and debt discount of $71,321 recorded by the Company. During the nine months ended September 30, 2015, other expenses were comprised of interest expense of $80,656 on the bridge loans which were converted into equity during 2015.

Net Loss

Net loss attributable to common shareholder for nine months ended September 30, 2016, was $(7,087,938), or loss per share of $(0.23), as compared to $(2,250,548) or loss per share of $(0.08), for the nine months ended September 30, 2015.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2016, compared to December 31, 2015:

	September 30, 2016	December 31, 2015	Increase/ (Decrease)
Current Assets	$16,130	$438,629	$(422,499)
Current Liabilities	$6,784,661	$966,837	$5,817,824
Working Capital Deficit	$(6,768,531)	$(528,208)	$(6,240,323)

At September 30, 2016, we had a working capital deficit of $(6,768,531), as compared to a working capital deficit of $(528,208) at December 31, 2015, a decrease of $(6,240,323). The decrease is primarily attributable to the Company’s incurrence of $4,346,490 in accrued liquidating damages during the nine months ended September 30, 2016.

Net Cash

Net cash used in operating activities for the nine months ended September 30, 2016 and 2015, was $(1,928,242) and $(1,325,591), respectively. The net loss for the nine months ended September 30, 2016 and 2015 was $(7,087,938) and $(2,250,548), respectively. Net cash used in operations for the current period is due primarily to an increase in infrastructure, continued develop of the business plan, and the Company’s move toward being a publicly traded company.

Net cash used in investing activities for the nine months ended September 30, 2016 and 2015 was $43,956 and $43,723.

Net cash provided by financing activities for the nine months ended September 30, 2016 and 2015 was $1,539,699 and $1,878,458.

Off-Balance Sheet Arrangements

As of September 30, 2016, the Company had no off-balance sheet arrangements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its condensed consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as disclosed above, there were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

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

JERRICK MEDIA HOLDINGS, INC.

Date: November 21, 2016	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

