Form 10-K
period 2016-12-31
Jerrick Media Holdings, Inc.
filed 2017-03-31
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2016, based on a closing price of $0.23 was $4,260,750. As of March 30, 2017, the registrant had 33,974,582 shares of its common stock, par value $0.001 per share, outstanding.

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

PART I

Item 1. Business.

Corporate History and Overview

Jerrick Media Holdings, Inc. (“we,” “us,” the “Company,” or “Jerrick Media”) (formerly Great Plains Holdings, Inc. or “GTPH”) was incorporated under the laws of the state of Nevada on December 30, 1999 under the name LILM, Inc. The Company changed its name on December 3, 2013 to Great Plains Holdings, Inc. as part of its plan to diversify its business through the acquisition and operation of commercial real estate, including, but not limited to, self-storage facilities, apartment buildings, 55+ senior manufactured home communities, and other income producing properties. Historically, the Company has principally engaged in the manufacture and marketing of the LiL Marc, a plastic boys’ toilet-training device, which we discontinued as of December 31, 2014.

On February 5, 2016 (the “Closing Date”), GTPH, GPH Merger Sub, Inc., a Nevada corporation and wholly-owned subsidiary of GTPH (“Merger Sub”), and Jerrick Ventures, Inc., a privately-held Nevada corporation headquartered in New Jersey (“Jerrick”), entered into an Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into Jerrick, with Jerrick surviving as a wholly-owned subsidiary of GTPH (the “Merger”). GTPH acquired, through a reverse triangular merger, all of the outstanding capital stock of Jerrick in exchange for issuing Jerrick’s shareholders (the “Jerrick Shareholders”), pro-rata, a total of 28,500,000 shares of GTPH’s common stock. GTPH assumed 33,415 shares of Jerrick’s Series A Convertible Preferred Stock (the “Jerrick Series A Preferred”) and 8,064 shares of Series B Convertible Preferred Stock (the “Jerrick Series B Preferred”).

In connection with the Merger, on the Closing Date, GTPH and Kent Campbell entered into a Spin-Off Agreement (the “Spin-Off Agreement”), pursuant to which Mr. Campbell purchased from GTPH (i) all of GTPH’s interest in Ashland Holdings, LLC, a Florida limited liability company, and (ii) all of GTPH’s interest in Lil Marc, Inc., a Utah corporation, in exchange for the cancellation of 781,818 shares of GTPH’s Common Stock held by Mr. Campbell. In addition, Mr. Campbell assumed all debts, obligations and liabilities of GTPH, including any existing prior to the Merger, pursuant to the terms and conditions of the Spin-Off Agreement.

Effective February 28, 2016, GTPH entered into an Agreement and Plan of Merger (the “Statutory Merger Agreement”) with Jerrick, pursuant to which GTPH became the parent company of Jerrick Ventures, LLC, a wholly-owned operating subsidiary of Jerrick (the “Statutory Merger”).

Upon closing of the Merger on February 5, 2016, the Company changed its business plan to that of Jerrick Media.

On February 28, 2016, GTPH changed its name to Jerrick Media Holdings, Inc. to better reflect its new business strategy.

Jerrick Media Business

Jerrick Media is an Internet technology company that has developed Vocal, a proprietary software publishing platform, to enable creators of long form content to reach an engaged audience through our growing portfolio of genre-specific branded websites. By creating communities of engaged, topically focused users through our content creation process, we help advertisers and marketers find innovative ways to target and engage customers. Through Vocal, and other associated social media channels and outlets, we produce and distribute a variety of digital media content. The content for each branded website in our portfolio and for distribution through other media channels, is derived from internal generation, user contributions, and external collaborations. The content includes, but is not limited to: videos, imagery, articles, e-books, film, and television projects. Revenue is generated in a variety of ways, including: (i) the sale of advertising and marketing services related to our content, including but not limited to pre-roll videos, text and image advertisements, native advertisements, and affiliate marketing; (ii) the sale of genre-specific products related to our brands and, licensing of our content for download-to-own services; and (iii) royalties and production fees for original content, created for either film, television, or digital end-markets. Demand and pricing for our advertising depends on our user base and overall market conditions. We also drive additional demand through integrated sales of digital advertising inventory, through our marketing services, and by providing unique branded entertainment and custom sponsorship opportunities to our advertisers. Our advertising and e-commerce revenues may be affected by the strength of advertising markets and general economic conditions and may fluctuate depending on the success of our content, as measured by the number of people visiting our websites at any given time.

Our Strategy

We have developed a proprietary patent-pending technology platform, Vocal, designed to develop and cost-effectively acquire content that reaches audiences through our portfolio of genre-specific communities, as well as through other social and digital distribution channels. In addition to providing relevant and refreshing content, our technology is centered on efficiency and scalability in both input of content across a growing variety of topics, and output through a growing number of distribution methods. We believe our content-to-commerce model is an integral part of digital monetization. We focus on distribution of content through the Vocal platform that optimizes user-generated content through an algorithmically derived moderation process. Through the moderation process, we reduce manpower costs, and simultaneously increase our ability to publish content and rapidly produce genre-specific websites driven by usage data. Through these genre-specific websites, we are able to provide advertisers with a more transparent and targeted community for their brands, which we believe offers a very high value proposition. The Vocal platform and its proprietary technology can be white-labeled or licensed, to provide seamless integration to independent media companies and brands. We also use the Vocal platform for distribution and monetization of a substantial inventory of content featuring unpublished photographs, negatives, trademarks, videos, scripts, short stories, and articles across various genres. We believe we have a competitive advantage in the ownership of merchandising rights of such content which allows us to sell or license these properties.

As part of our strategy, we develop transmedia assets internally, in collaboration with other production and media companies, as well as with our expanding user base. The transmedia assets we produce, such as film, television, digital shorts, books, and comic series can be leveraged beyond digital media and can be distributed across multiple platforms and formats.

Our Website Communities

We are developing an ever-increasing number of genre-specific websites, designed to create self-sustaining communities, with each revolving around a specific topic or theme. The creation of these websites is driven by two factors: (i) the potential for monetization opportunities, and (ii) by the topical content provided by our users.

Examples of our current websites include the following:

OMNI.Media

OMNI Media is a science fiction themed website that explores science, technology, art, culture, design, and metaphysics. Its creation was the result of that certain acquisition we conducted in 2012, whereby we acquired the rights to sell certain art, photographs, sketches, written works, and illustrations, owned or created by late media mogul Robert Guccione, Sr. (“Guccione”) (the “Guccione Acquisition”). As part of that acquisition, we own the rights to sell certain art and written works that appeared in OMNI, an iconic science fiction magazine published in the U.S. and the U.K. from 1978 to 1995. OMNI contained articles on science, parapsychology, and short works of science fiction and fantasy that are still relevant today. OMNI Media offers products including video downloads, image downloads, photographs, art, magazines, action figures, apparel, and signed and unsigned collectibles.

In its initial run, OMNI published several stories that have become timeless genre classics, such as Orson Scott Card's "Unaccompanied Sonata", William Gibson's "Burning Chrome", "Johnny Mnemonic", and George R. R. Martin's "Sandkings". The magazine also featured Stephen King's short story "The End of the Whole Mess". OMNI also brought the works of numerous painters to the attention of a large audience, such as H. R. Giger, De Es Schwertberger and Rallé.

Filthy.Media

Filthy Media (“Filthy”) is a relationship and sexuality themed website that explores the boundaries of what defines us as sexual beings and the impact that has on interpersonal relationships. Filthy leverages additional rights from the Guccione Acquisition to include content from various media, such as, articles, photographs, written works, art, and illustrations, related to relationships and sexuality.

Longevity.Media

Longevity Media is a health and wellness themed website that explores a variety of health-related topics including medicine, nutrition, genetic engineering, psychology, and cosmetics. Longevity Media also leverages content rights from the Guccione Acquisition to include the content of Longevity, a magazine published by Guccione from 1989-1996.

Potent.Media

Potent Media is a cannabis themed website that explores the history of marijuana, cannabis culture, and its effect on pop culture today. The site keeps its user base informed on all things involving cannabis culture including movies, TV, books, festivals, conventions and politics.

Intellectual Property

We regard our technology and other proprietary rights as essential to our business. We rely on trade secrets, confidentiality procedures, contract provisions, and trademark law to protect our technology and intellectual property. We have also entered into confidentiality agreements with our consultants and corporate partners and intend to control access to and distribution of our products, documentation, and other proprietary information.

Protecting our Content from Copyright Theft

The theft of pictures, video and other entertainment content presents a significant challenge to our industry, and we take many steps to address this concern. Where possible, we make use of technological protection tools, such as encryption, to protect our content. Notwithstanding these efforts and the many legal protections that exist to combat piracy, the proliferation of content theft and technological tools with which to carry it out continue to escalate. The failure to obtain enhanced legal protections and enforcement tools could make it more difficult for us to adequately protect our intellectual property, which could negatively impact its value.

Competition

We face significant competition from many other websites. We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the web similar to ours, and provide them with relevant advertising. Although we face severe competition, we believe we have a competitive advantage in that the majority of our content is timeless, as opposed to many of our competitors, who focus mainly on providing timely content that has a limited lifespan, and therefore negligible long term monetization value. Competitive factors include:

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

In addition, we compete with internet advertising companies, particularly in the areas of pay-for-performance and keyword-targeted internet advertising. Also, we may compete with companies that sell products and services online because these companies, like us, are trying to attract users to their websites to search for information about products and services and content like ours.

We also compete with destination websites that seek to increase their search-related traffic. These destination websites may include those operated by internet access providers, such as cable and DSL service providers. Because our users need to access our services through internet access providers, they have direct relationships with these providers. If an access provider or a computer or computing device manufacturer offers online services that compete with ours, the user may find it more convenient to use the services of the access provider or manufacturer. In addition, the access provider or manufacturer may make it hard to access our services by not listing them in the access provider’s or manufacturer’s own menu of offerings. Also, because the access provider gathers information from the user in connection with the establishment of a billing relationship, the access provider may be more effective than we are in tailoring services and advertisements to the specific tastes of the user.

There has been a trend toward industry consolidation among our competitors, and so smaller competitors today may become larger competitors in the future. If our competitors are more successful than we are at generating traffic, our revenues may decline.

Where You Can Find More Information

Our corporate website address is located at https://jerrick.media/. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

RISK FACTORS

RISKS RELATED TO JERRICK MEDIA’S BUSINESS

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

As reflected in the accompanying audited consolidated financial statements, the Company had a net loss of approximately $7.4 million for the year ended December 31, 2016, and a working capital deficit and accumulated deficit of approximately $3.3 million and approximately $13.3 respectively, at December 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash, along with anticipated revenues, may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

In response to these problems, management has taken the following actions:

●	seeking additional third party debt and/or equity financing;

●	execute a plan to recapitalize the company;

●	continue with the implementation of the business plan;

●	generate new sales from international customers; and

●	allocate sufficient resources to continue with advertising and marketing efforts.

In their report dated March 31, 2017, our independent auditors stated that our financial statements for the period ended December 31, 2016, were prepared assuming that we would continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

We are not profitable and may never be profitable.

From inception through the present, we have been dependent on raising capital to support our working capital needs. During this same period, we have recorded net accumulated losses and are yet to achieve profitability. Our ability to achieve profitability depends upon many factors, including our ability to develop and commercialize our websites. There can be no assurance that we will ever achieve any significant revenues or profitable operations.

Our operating expenses exceed our revenues and will likely continue to do so for the foreseeable future.

We are in the early stage of our development and we have not generated sufficient revenues to offset our operating expenses. Our operating expenses will likely continue to exceed our operating income for the foreseeable future, until such time as we are able to monetize our brands and generate substantial revenues, particularly as we undertake payment of the increased costs of operating as a public company.

Our Operating subsidiary has a limited operating history.

Our operating subsidiary has been in existence for approximately three years. Our limited operating history means that there is a high degree of uncertainty in our ability to: (i) develop and commercialize our products; (ii) achieve market acceptance; or (iii) respond to competition. Additionally, even if we do implement our business plan, we may not be successful. No assurances can be given as to exactly when, if at all, we will be able to recognize profits high enough to sustain our business. We face all the risks inherent in a new business, including the expenses, difficulties, complications, and delays frequently encountered in connection with conducting operations, including capital requirements. Given our limited operating history, we may be unable to effectively implement our business plan, which would result in a loss of your investment.

WE have assumed A significant  amount of debt and our operations may not be able to generate sufficient cash flows to meet our debt obligations, which could reduce our financial flexibility and adversely impact our operations.

Currently the Company has considerable convertible notes, related party notes and lines of credit outstanding with various debtors. Our ability to make payments on such indebtedness will depend on our ability to generate cash flow. The Company may not generate sufficient cash flow from operations to enable us to repay this indebtedness and to fund other liquidity needs, including capital expenditure requirements. Such indebtedness could affect our operations in several ways, including:

●	a significant portion of our cash flows could be required to be used to service such indebtedness;

●	a high level of debt could increase our vulnerability to general adverse economic and industry conditions;

●	any covenants contained in the agreements governing such outstanding indebtedness could limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments;

●	a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, our competitors may be able to take advantage of opportunities that our indebtedness may prevent us from pursuing; and

●	debt covenants to which we may agree may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry.

A high level of indebtedness increases the risk that we may default on our debt obligations. We may not be able to generate sufficient cash flows to pay the principal or interest on our debt. If we cannot service or refinance our indebtedness, we may have to take actions such as selling significant assets, seeking additional equity financing (which will result in additional dilution to stockholders) or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations and financial condition. If we do not have sufficient funds and are otherwise unable to arrange financing, our assets may be foreclosed upon which could have a material adverse effect on our business, financial condition and results of operations.

We will need additional capital, which may be difficult to raise as a result of our limited operating history or any number of other reasons.

We expect that we will have adequate financing for the next 6 months. However, in the event that we exceed our expected growth, we would need to raise additional capital. There is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. Our limited operating history makes investor evaluation and an estimation of our future performance substantially more difficult. As a result, investors may be unwilling to invest in us or such investment may be on terms or conditions which are not acceptable. In the event that we are not able to secure financing, we may have to scale back our growth plans or cease operations.

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

We believe that maintaining and enhancing the “Filthy Media”, “OMNI”, “Geeks”, “Longevity”, and "Potent" brands is critical to expanding our base of users, advertisers and affiliates. Maintaining and enhancing our brands' profiles may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain the “Filthy Media”, “OMNI”, “Geeks”, “Longevity”, and “Potent” brands' profiles, or if we incur excessive expenses in this effort, our business and operating results could be harmed. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands' profiles may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to be a technology leader and to continue to provide attractive products and services, which we may not do successfully.

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

We plan to generate a substantial portion of our revenues from advertisers. Our advertisers may be able to terminate prospective contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would adversely affect our revenues and business. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Our advertising and e-commerce revenues may be affected by the strength of advertising markets and general economic conditions and may fluctuate depending on the success of our content, as measured by the number of people visiting our websites at any given time.  Adverse macroeconomic conditions can also have a material negative impact on the demand for advertising and cause our advertisers to reduce the amounts they spend on advertising, which could adversely affect our revenues and business.

Security breaches could harm our business.

Security breaches have become more prevalent in the technology industry. We believe that we take reasonable steps to protect the security, integrity and confidentiality of the information we collect, use, store and disclose, but there is no guarantee that inadvertent (e.g., software bugs or other technical malfunctions, employee error or malfeasance, or other factors) or unauthorized data access or use will not occur despite our efforts. Although we have not experienced any material security breaches to date, we may in the future experience attempts to disable our systems or to breach the security of our systems. Techniques used to obtain unauthorized access to personal information, confidential information and/or the systems on which such information is stored and/or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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

As a distributor of media content, we face potential liability for defamation, invasion of privacy, negligence, copyright or trademark infringement, obscenity, violation of rights of publicity and/or obscenity laws and other claims based on the nature and content of the materials distributed. These types of claims have been brought, sometimes successfully, against broadcasters, publishers, online services and other disseminators of media content. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could have a material adverse effect on us. In addition, measures to reduce our exposure to liability in connection with content available through our internet websites could require us to take steps that would substantially limit the aesthetic of our internet websites and/or their availability in certain geographic areas, which could adversely affect our ability to generate revenue and could increase our operating expenses.

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

Although we have been and are currently involved in multiple areas of commerce, internet services, and high technology where there is a substantial risk of future patent litigation, we have not obtained insurance for patent infringement losses. If we are unsuccessful in resolving pending and future patent litigation in a reasonable and affordable manner, it could disrupt our business and operations, including by negatively impacting areas of commerce or putting us at a competitive disadvantage.

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

Risk Factors Related to our Potent Media Brand

Cannabis remains illegal under Federal law.

Our Potent Media brand is a website devoted to exploring the history of marijuana, the cannabis culture and its effect on pop culture today. The site keeps its user base informed on all things involving cannabis culture including movies, tv and books and festivals, conventions and politics. However, despite the development of a legal cannabis industry under the laws of certain states, these state laws legalizing medical and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a schedule-I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that the Federal government has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that legalize its use. Although the Obama Administration determined that it is not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state laws allowing the use and distribution of medical and recreational cannabis. There is no guarantee that the Trump Administration will not introduce a less favorable policy or decide to enforce the Federal laws strongly. Any such change in the Federal government’s enforcement of Federal laws could cause significant financial damage to us and our shareholders.

As the possession and use of cannabis is illegal under the Federal Controlled Substances Act, we may be deemed to be aiding and abetting illegal activities through the services that we provide to users. As a result, we may be subject to enforcement actions by law enforcement authorities, which would materially and adversely affect our business.

Under Federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of cannabis is illegal. Our business provides services to customers that are engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. The Federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). As a result of such an action, we may be forced to cease operation of our Potent Media brand. Such an action could have a material negative effect on our business and operations.

Federal enforcement practices could change with respect to services provided to participants in the cannabis industry, which could adversely impact us. If the Federal government were to change its practices, or were to expend its resources on enforcement actions against service providers in the cannabis industry, such actions could have a materially adverse effect on our operations, our customers, or the sales of our products.

It is possible that additional Federal or state legislation could be enacted in the future that would prohibit our advertisers from selling cannabis and cannabis related products, and, if such legislation were enacted, such advertisers may discontinue the use of our services, our potential source of customers would be reduced, and our revenues would decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant use and advertise on our products, which would be detrimental to the Company. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Operating a network open to all internet users may result in legal consequences.

Our Terms and Conditions clearly state that our network and services are only to be used by users who are over 18 years old and located where the use of cannabis is permissible under state law and only in a manner which would be permissible under the applicable state law. However, it is impractical to independently verify that all activity occurring on our network fits into this description. As such, we run the risk of federal and state law enforcement prosecution.

Although the Obama Administration has determined that it is not an efficient use of resources to direct Federal law enforcement agencies to prosecute those following certain state laws allowing for the use and distribution of medical and recreational cannabis, there can be no assurance that the administration, or future administrations, will not change its stated policy and begin enforcement of the Federal laws against us or our users. Additionally, there can be no assurance that we will not face criminal prosecution from states where the use of cannabis is permitted for the use of cannabis in ways which do not fall under the state law. Finally, even if we attempt to prevent the use of our product in states where cannabis use is not permitted under state law, use of our websites by those in such states may still occur and state authorities may still bring an action against us for the promotion of cannabis related material by those residing in such states.

Risks Related to FILTHY MEDIA

Changes in laws regulating adult content could materially adversely affect our business, financial condition and results of operations.

Our brand, Filthy Media, presents content related to culture of erotic art. Regulation, investigations and prosecutions of adult content could prevent us from making such content available in certain jurisdictions and may otherwise have a material adverse effect on our business, financial condition and results of operations. Government officials may also place additional restrictions on adult content affecting the way people interact on the internet. The governments of some countries, such as China and India, have sought to limit the influence of other cultures by restricting the distribution of products deemed to represent foreign or “immoral” influences. Regulation aimed at limiting minors’ access to adult content both in the United States and abroad could also increase our cost of operations and introduce technological challenges by requiring development and implementation of age verification systems. U.S. government officials could amend or construe and seek to enforce more broadly or aggressively the adult content recordkeeping and labeling requirements set forth in 18 U.S.C. Section 2257 and its implementing regulations in a manner that is unfavorable to our business. Court rulings may place additional restrictions on adult content affecting how people interact on the internet, such as mandatory web labeling.

RISKS RELATED TO OUR COMMON STOCK

The price of our Common Stock may be subject to wide fluctuations.

Even though we have our shares quoted on the OTCQB, a consistently active trading market for our Common Stock may not exist.  You may not be able to sell your shares quickly or at the current market price if trading in our stock is not active.  You may lose all or a part of your investment.  The market price of our Common Stock may be highly volatile and subject to wide fluctuations in response to a variety of factors and risks, many of which are beyond our control.  In addition to the risks noted elsewhere in this prospectus, some of the other factors affecting our stock price may include:

●	variations in our operating results;

●	the level and quality of securities analysts’ coverage of our Common Stock;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	announcements by third parties of significant claims or proceedings against us; and

●	future sales of our Common Stock.

For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on past results as an indication of future performance.  In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against the public company.  Regardless of its outcome, this type of litigation could result in substantial costs to us and a likely diversion of our management’s attention. You may not receive a positive return on your investment when you sell your shares and you may lose the entire amount of your investment.

We may, in the future, issue additional SHARES OF COMMON STOCK, which would reduce investors’ percent of ownership and dilute our share value.

Our Articles of Incorporation authorize the issuance of 300,000,000 shares of Common Stock, and 20,000,000 shares of preferred stock. Currently the Company has issued 33,414 shares of Series A Preferred, 8,063 shares of Series B Preferred and 914,557 of Series D Convertible Preferred Stock (the “Series D Preferred”). Additionally, the Company has issued warrants to purchase 14,986,667 shares of our common stock at a weighted average exercise price of $0.36. As of December 1, 2016, the Series A Preferred, Series B Preferred and Series D Preferred, are convertible into 25,382,880 shares of the Company’s common stock, subject to adjustment. Assuming all of the Company’s currently outstanding preferred stock be converted and all outstanding warrants be exercised, the Company would have to issue an additional 40,369,547 shares of common stock representing 54% of our current issued and outstanding common stock. The future issuance of this Common Stock would result in substantial dilution in the percentage of our Common Stock held by our then existing shareholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market  for our Common Stock.

OUR COMMON SHARES ARE SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.

For any transaction involving a penny stock, unless exempt, the rules require:

(a)	that a broker or dealer approve a person’s account for transactions in penny stocks; and

(b)	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination, and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

LIABILITY OF DIRECTORS FOR BREACH OF DUTY OF CARE IS LIMITED.

According to Nevada law (NRS 78.138(7)), all Nevada corporations limit the liability of directors and officers, including acts not in good faith. Our stockholders’ ability to recover damages for fiduciary breaches may be reduced by this statute. In addition, we are obligated to indemnify our directors and officers regarding stockholder suits which they successfully defend (NRS 78.7502).

BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

WE MAY ISSUE ADDITIONAL SHARES OF PREFERRED STOCK IN THE FUTURE THAT MAY ADVERSELY IMPACT YOUR RIGHTS AS HOLDERS OF OUR COMMON STOCK.

Our articles of incorporation authorize us to issue up to issue up to 20,000,000 shares of preferred stock in various classes. As of December 31, 2016 there are 33,974,582 outstanding shares of common stock. Currently, the Company has issued 33,414 shares of Series A Preferred, 8,063 shares of Series B Preferred and 914,557 shares of Series D Preferred stock outstanding. As of December 8, 2016, our outstanding preferred stock is convertible into 25,382,880 shares of the Company’s Common Stock. Our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue additional shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our Common Stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the Common Stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of Common Stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as a holder of Common Stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Prior to the Merger our business office along with the staging area for our Florida property maintenance operations was located at 4060 NE 95th Road, Wildwood, Florida 34785. As of February 5, 2016, our corporate headquarters which houses operations and support personnel, is located at 202 S Dean Street, Englewood, NJ 07631, an office consisting of a total of 12,000 square feet. The current lease term is effective from January 8, 2014 through February 28, 2024 (the “Term”) with an annual rent of $8,500 until December 31, 2015 and $14,165 for each subsequent year of the Term thereafter.

Item 3. Legal Proceedings.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company our subsidiary, threatened against or affecting our Company, our common stock, our subsidiary or of our Company’s or our Company’s subsidiary’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

The following table sets forth the high and low bid price for our common stock for each quarter during the 2016 and 2015 fiscal years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Fiscal 2016	High	Low
First Quarter (January 1 – March 31)	$0.51	$0.35
Second Quarter (April 1 – June 30)	$0.61	$0.36
Third Quarter (July 1 – September 30)	$0.89	$0.10
Fourth Quarter (October 1 – December 31	$0.89	$0.22

Fiscal 2015	High	Low
First Quarter (January 1 – March 31)	$0.12	$0.07
Fourth Quarter (April 1 – June 30)	$0.10	$0.06
Third Quarter (July 1 – September 30)	$0.08	$0.06
Fourth Quarter (October 1 – December 31)	$0.28	$0.03

(b) Holders of Common Equity

As of March 31, 2017, there were approximately 166 stockholders of record. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

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

There are currently 2,400,000 outstanding options to purchase our securities.

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

Item 6. Selected Financial Data.

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 6 Selected Financial Data.

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

Overview

Jerrick Media Holdings, Inc. (“we,” “us,” the “Company,” or “Jerrick Media”) (formerly Great Plains Holdings, Inc.)

Results of Operations

Summary of Statements of Operations for the Year Ended December 31, 2016 and 2015:

	Year Ended
	December 31, 2016	December 31, 2015
Net revenue	$223,927	$767,527
Gross margin	$180,606	$583,999
Operating expenses	$(3,872,362)	$(3,435,042)
Loss from operations	$(3,691,756)	$(2,851,043)
Other expenses	$(3,700,151)	$(488,725)
Net loss	$(7,391,907)	$(3,339,768)
Loss per common share – basic and diluted	$(0.23)	$(0.12)

Net Revenue

Net revenue was $223,927 for the year ended December 31, 2016, as compared to $767,527 for the comparable year ended December 31, 2015, a decrease of $543,600. The decrease in net revenue is primarily attributable to the Company's transitioning its ecommerce business from direct sale of products and Company owned memorabilia, through various web-based distribution channels, toward generating revenue through native advertising, branded marketing, and affiliate sales, resulting from the creation of genre specific, user generated content community websites. As part of that transition, the Company focused its efforts throughout 2016 on the development of its proprietary Vocal software platform to support the scalability of its business model. Revenue was also negatively impacted by management's decision to reduce its marketing efforts in selling artwork and memorabilia related to the Guccione Acquisition in the second half of 2016, while it negotiated an agreement to conduct future sales of Guccione artwork and memorabilia as well as certain other products through Everything But The House ("EBTH"), a premier online marketplace for estate sales. The Company reached an agreement with EBTH in the fourth quarter of 2016 and resumed sales through EBTH based on an auction revenue sharing model in December 2016. The Company expects revenue derived from its Vocal platform websites as well as its EBTH relationship to increase in 2017.

Gross Profit

Gross profit percentage increased from a gross profit of 76% during the year ended December 31, 2015, to a gross profit of 81% during the year ended December 31, 2016. The increase in gross margin is primarily attributable to the Company's higher margin advertising and branded content revenue resulting from increased traffic on its websites. The Company expects its gross margins to fluctuate as its business model continues to evolve in 2017.

Operating Expenses

Operating expenses for the year ended December 31, 2016, were $3,872,362 as compared to $3,435,042 for the year ended December 31, 2015. The increase of $437,320 in operating expenses is a result of a $534,728 increase in G&A expenses related to the development and launch of its Vocal platform, a $216,584 increase in employee compensation, and a $173,949 increase in professional fees related to the Company’s reverse acquisition of a public vehicle, partially offset by a $487,941 decrease in stock based compensation.

Loss from Operations

Loss from operations for the year ended December 31, 2016, was $(3,691,756) as compared to loss of $(2,851,043) for the year ended December 31, 2015. The increase in net loss is primarily attributable to a decrease in revenue and the increase in operating expenses associated with the development and launch of its Vocal platform and the Company’s reverse acquisition of a public vehicle.

Other Expenses

Other expense for the year ended December 31, 2016, was $(3,700,151), as compared to $(488,725) for the year ended December 31, 2015. Other expenses during the year ended December 31, 2016 was comprised of interest expense of $169,075 on notes payable, liquidating damages of $3,329,993, and debt discount of $211,198 recorded by the Company. During the year ended December 31, 2015, other expenses were comprised of interest expense of $475,481 on the bridge loans which were converted into equity during 2015 and dividends of $13,244 recorded by the Company.

Net Loss

Net loss attributable to common shareholder for year ended December 31, 2016, was $(7,391,907), or loss per share of $(0.23), as compared to $(3,339,768) or loss per share of $(0.12), for the year ended December 31, 2015.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2016, compared to December 31, 2015:

	December 31, 2016	December 31, 2015	Increase/(Decrease)
Current Assets	$184,494	$438,629	$(254,135)
Current Liabilities	$3,544,996	$966,837	$2,578,159
Working Capital Deficit	$(3,360,502)	$(528,208)	$(2,832,294)

At December 31, 2016, we had a working capital deficit of $(3,360,502), as compared to a working capital deficit of $(528,208) at December 31, 2015, an increase of $(2,832,294). The decrease is primarily attributable to an increase of $708,031 to accounts payable and accrued liabilities and $1,660,093 to an increase of debt.

Net Cash

Net cash used in operating activities for the year ended December 31, 2016 and 2015, was $(2,517,113) and $(2,287,682), respectively. The net loss for the year ended December 31, 2016 and 2015 was $(7,391,907) and $(3,339,768), respectively. Net cash used in operations for the current period is due primarily to an increase in infrastructure, continued develop of the business plan, and the Company’s move toward being a publicly traded company.

Net cash used in investing activities for the year ended December 31, 2016 and 2015 was $43,957 and $69,198.

Net cash provided by financing activities for the year ended December 31, 2016 and 2015 was $2,296,936 and $2,970,446. During 2016, the Company was predominantly financed by issuance of notes, related party notes, convertible notes and preferred stock. During 2015, the Company was financed by preferred stock.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under Commission regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2016, we have no off-balance sheet arrangements.

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

Concentrations of Risk

Financial Instruments which potentially subject the Company to concentrations of risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with major financial institutions. At December 31, 2016, the Company has $0 in excess of federally insured limits.

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

Long Term Investments

Non-marketable equity investments are carried at cost. Investments held by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the investment may not be recoverable. In the event that facts and circumstances indicate that the cost may be impaired, an evaluation of recoverability would be performed. Impairment expenses of $83,333 and $17,788 have been recorded on long term investments for the years ended December 31, 2016 and 2015, respectively.

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

Jerrick Media Holdings, Inc.

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jerrick Media Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Jerrick Media Holdings, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2016 and 2015. Jerrick Media Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jerrick Media Holdings, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

March 31, 2017

Jerrick Media Holdings, Inc.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

Assets

Current Assets
Cash	$174,494	$438,629
Prepaid expenses	10,000	-
Total Current Assets	184,494	438,629

Property and equipment, net	71,829	70,506

Security deposit	38,445	17,000

Minority investment in business	83,333	83,333

Total Assets	$378,101	$609,468

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$1,387,068	$678,955
Accrued dividends	259,170	81,936
Demand loan	10,366	-
Convertible Notes, net of debt discount and Issuance costs	268,823	-
Current portion of capital lease payable	3,524	3,524
Note payable - related party, net of debt discount	1,350,325	-
Note payable, net of debt discount	30,579	-
Line of credit	235,141	202,422

Total Current Liabilities	3,544,996	966,837

Non-current Liabilities:
Capital lease payables	1,208	3,095

Total Non-current Liabilities	1,208	3,095

Total Liabilities	3,546,204	969,932

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock, $0.001 par value, 33,414 and 33,314 shares issued and outstanding, respectively	33	33
Series B Preferred stock, $0.001 par value, 8,063 and 7,000 shares issued and outstanding, respectively	8	7
Series D Preferred stock, $0.001 par value, 914 and 0 shares issued and outstanding, respectively	1	-
Common stock par value $0.001: 90,000,000 shares authorized; 33,894,592 and 28,500,000 issued and outstanding as of December 31, 2016 and 2015 respectively	33,895	28,500
Additional paid in capital	10,075,991	5,319,835
Accumulated deficit	(13,277,981)	(5,708,839)
	(3,168,103)	(360,464)

Total Liabilities and Stockholders' Deficit	$378,101	$609,468

See accompanying notes to the consolidated financial statements

Jerrick Media Holdings, Inc.

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	December 31, 2016	December 31, 2015

Net revenue	$223,927	767,527

Cost of revenue	43,321	183,528

Gross margin	180,606	583,999

Operating expenses
Compensation	1,134,170	917,586
Consulting fees	1,350,917	1,176,968
Share based payments	332,711	820,652
General and administrative	1,054,564	519,836

Total operating expenses	3,872,362	3,435,042

Loss from operations	(3,691,756)	(2,851,043)

Other income (expenses)
Interest expense	(3,710,151)	(488,725)
Gain on the sale of assets	10,000	-

Other income (expenses), net	(3,700,151)	(488,725)

Loss before income tax provision	(7,391,907)	(3,339,768)

Income tax provision	-	-

Net loss	$(7,391,907)	$(3,339,768)

Per-share data
Basic and diluted loss per share	$(0.23)	$(0.12)

Weighted average number of common shares outstanding	32,046,149	28,500,000

See accompanying notes to the consolidated financial statements

Jerrick Media Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2015	-	$-	-	$-	-	$-	27,000,000	$27,001	$805,532	$(2,287,135)	$(1,454,602)

Common stock issued for services	-	-	-	-	-	-	1,500,000	1,500	373,500	-	375,000

Series A Preferred stock issued with warrants	24,400	24	-	-	-	-	-	-	2,449,976	-	2,450,000

Conversion of secured convertible notes and interest	8,914	9	-	-	-	-	-	-	891,391	-	891,400

Series B Preferred stock issued with warrants	-	-	7,000	7	-	-	-	-	700,000	-	700,000

Stock issuance costs padi in cash	-	-	-	-	-	-	-	-	(406,981)	-	(406,981)

Stock options and stock warrants	-	-	-	-	-	-	-	-	445,652	-	445,652

Stock warrants issued with convetible notes	-	-	-	-	-	-	-	-	60,771	-	60,771

Dividends	-	-	-	-	-	-	-	-	-	(81,936)	(81,936)

Net loss for the year ended December 31, 2015	-	-	-	-	-	-	-	-	-	(3,339,768)	(3,339,768)

Balance, December 31, 2015	33,314	33	7,000	7	-	-	28,500,000	28,500	5,319,835	(5,708,839)	(360,464)

Net proceeds from issuance of common stock and warrants	-	-	-	-	-	-	666,666	667	343,581	-	344,248

Issuance of common stock for cashless exercise of warrants	-	-	-	-	-	-	392,764	393	(393)	-	-

Conversion of series D preferred stock to common stock	-	-	-	-	(1,099)	(1)	1,098,933	1,099	(1,098)	-	-

Conversion of interest to series B preferred stock	-	-	1,063	1	-	-	-	-	108,843		108,844

Conversion of common stock to Series D preferred stock	-	-	-	-	2,013	2	-	-	-	-	2

Common stock issued commissions and placement agreement	-	-	-	-	-	-	322,015	322	-	-	322

Issuance of common stock for cash	-	-	-	-	-	-	2,626,308	2,626	-	-	2,626

Recapitalization	-	-	-	-	-	-	287,896	288	-	-	288

Liquidated damages on preferred stock and warrants	-	-	-	-	-	-	-	-	3,329,993	-	3,329,993

Stock based compensation	-	-	-	-	-	-	-	-	484,692	-	484,692

Stock warrants issued with convetible notes	-	-	-	-	-	-	-	-	255,203	-	255,203

Stock warrants issued with note payable - related party	-	-	-	-	-	-	-	-	193,652	-	193,652

Stock warrants issued with promissory note	-	-	-	-	-	-	-	-	41,633	-	41,633

Dividends	-	-	-	-	-	-	-	-	-	(177,234)	(177,234)

Net loss for the year ended December 31, 2016	-	-	-	-	-	-	-	-	-	(7,391,907)	(7,391,907)

Balance, December 31, 2016	33,314	$33	8,063	$8	914	$1	33,894,582	$33,895	$10,040,491	$(13,277,981)	$(3,168,103)

See accompanying notes to the consolidated financial statements

Jerrick Media Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2016	December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,391,907)	$(3,339,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	42,634	10,001
Accretion of debt issuance costs
Accretion of debt discount	235,622	211,587
Share-based compensation	463,503	820,652
Changes in operating assets and liabilities:
Prepaid expenses	(10,000)	-
Inventory	-	21,861
Security deposit	(21,445)	6,000
Accounts payable and accrued expenses	834,487	(18,015)
Liquidated damages	3,329,993	-
Net Cash Used In Operating Activities	(2,517,113)	(2,287,682)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(43,957)	(69,198)
Net Cash Used In Investing Activities	(43,957)	(69,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(107,887)	(72,573)
Net proceeds from issuance of notes	146,000	-
Net proceeds from issuance of preferred stock	344,250	2,743,019
Proceeds from issuance of demand loan	10,366	-
Proceeds from issuance of convertible note	550,000	-
Repayment of convertible notes	(50,000)	-
Proceeds from issuance of note payable - related party	1,446,500	-
Repayment of note payable - related party	(1,500)	-
Proceeds from issuance of line of credit	39,195	-
Repayment of line of credit	(24,007)	-
Cash paid for debt issuance costs	(55,982)	-
Net Cash Provided By Financing Activities	2,296,936	2,670,446

Net Change in Cash	(264,135)	313,566

Cash - Beginning of Year	438,629	125,063

Cash - End of Year	$174,494	$438,629

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$5,738	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of interest	$108,843	$-
Debt discount on convertible note	$24,425	$-
Debt discount on related party note payable	$218,800	$-
Accrued dividends	$177,234	$-
Warrants at issuance of debt	$490,488	$-
Liquidated damages	$3,329,993	$-
Conversion of bridge notes	$-	$800,000

See accompanying notes to the consolidated financial statements

Jerrick Media Holdings, Inc.

December 31, 2016 and 2015

Notes to the Consolidated Financial Statements

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

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

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

The Company recorded a markdown of $0 and $21,861 as of December 31, 2016 and 2015, respectively, due to slow moving inventory.

There was no lower of cost or market adjustments for the reporting period ended December 31, 2016 or 2015.

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

The Company follows Paragraphs 320-10-35-17 through 320-10-35-34E and assess whether an investment is impaired in each reporting period. An investment is impaired if the fair value of the investment is less than its cost. Impairment indicators include, but are not limited to the following: a. a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; b. a significant adverse change in the regulatory, economic, or technological environment of the investee; c. a significant adverse change in the general market condition of either the geographic area or the industry in which the investee operates; d. a bona fide offer to purchase (whether solicited or unsolicited), an offer by the investee to sell, or a completed auction process for the same or similar security for an amount less than the cost of the investment; e. factors that raise significant concerns about the investee's ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. If the fair value of an investment is less than its cost basis at the balance sheet date of the reporting period for which impairment is assessed, the impairment is either temporary or other than temporary. Pursuant to Paragraph 320-10-35-34, if it is determined that the impairment is other than temporary, then an impairment loss shall be recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The measurement of the impairment shall not include partial recoveries after the balance sheet date. The fair value of the investment would then become the new basis of the investment and shall not be adjusted for subsequent recoveries in fair value. For presentation purpose, the entity shall present the total other-than-temporary impairment in the statement of earnings with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive income, in accordance with paragraph 320-10-35-34D, if any, pursuant to Paragraph 320-10-45-8A; and separately present, in the financial statement in which the components of accumulated other comprehensive income are reported, amounts recognized therein related to held-to-maturity and available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized in earnings pursuant to Paragraph 320-10-45-9A. Pursuant to Paragraphs 320-10-35-36 and 37 the entire change in the fair value of foreign-currency-denominated available-for-sale debt securities shall be reported in other comprehensive income and An entity holding a foreign-currency-denominated available-for-sale debt security is required to consider, among other things, changes in market interest rates and foreign exchange rates since acquisition in determining whether an other-than-temporary impairment has occurred. Pursuant to FASB ASC Paragraph 320-10-50-2, the entity shall disclose all of the following by major security type as of each date for which a statement of financial position is presented: (a) cost basis (net of amortization of debt discount for debt securities), aggregate fair value, total other-than-temporary impairment recognized in accumulated other comprehensive income; (b) Total gains for securities with net gains in accumulated other comprehensive income; (c) Total losses for securities with net losses in accumulated other comprehensive income; and (d) Information about the contractual maturities of those securities as of the date of the most recent statement of financial position presented.

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

Pursuant to Section 850-10-20 FASB Accounting Standards, the related parties include (a) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15 FASB Accounting Standards, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company and members of their immediate families; (e) management of the Company and members of their immediate families; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Pursuant to ASC Paragraphs 850-10-50-1 and 50-5 financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

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

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has elected to adopt early application of ASU No. 2014-15.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of the new standard.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	December 31, 2016	December 31, 2015
Computer Equipment	$219,653	175,695
Furniture and Fixtures	61,803	61,803
	281,456	237,498
Less: Accumulated Depreciation	(209,627)	(166,992)
	$71,829	$70,506

Depreciation expense was $42,634 and $10,001 for the years ended December 31, 2016 and 2015, respectively.

Note 5 – Line of Credit

On March 19, 2009 Astoria Surgical Supplies North LLC signed a revolving note (the “Note”) at PNC Bank (the “Bank”). The outstanding balance of this Note is limited to $200,000 and expired March 19, 2010. The outstanding balance accrues interest at a variable rate. The interest rate is subject to change based on changes in an independent index which is the highest Prime Rate as published in the “Money Rates” section of the Wall Street Journal. Interest is payable monthly and the rate as of December 31, 2016 and 2015 was 3.75% and 4.50%, respectively.

The Company has been in payment default since March 19, 2010. The Company does not believe it is probable that the loan will be called or that the interest rate shall be increased to the default interest rate due to the fact that the Company is current and has been current since the maturity date with its monthly installment payment obligation.

The balance outstanding on the revolving note at December 31, 2016 and 2015 was $219,176 and $202,422, respectively.

Note 6 –Note Payable

On October 24, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with an individual (the “Lender”), pursuant to which on October 24, 2016 (the “Closing Date”), the Lender issued the Company a promissory note of $15,000 (the “Loan”).

The maturity date of the Loan is April 24, 2017 (the “Maturity Date”). Pursuant to the Loan Agreement, the Loan bears interest at a rate of 9% per annum. All outstanding principal, accrued and unpaid interest and other amounts due under the Loan are due on the Maturity Date.

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

The maturity date of the Loan is April 25, 2017 (the “Maturity Date”). Pursuant to the Loan Agreement, the Loan bears interest at a rate of 9% per annum. All outstanding principal, accrued and unpaid interest and other amounts due under the Loan are due on the Maturity Date.

As additional consideration for entering in the Loan Agreement, the Company issued Lender a warrant to purchase 50,000 shares of the Company’s common stock with an exercise price of $0.30 per share (the “Warrant”). The Warrant has a term of five (5) years.

As of December 31, 2016, the total outstanding balance of notes payable was $30,579, net of debt discount of $9,421.

Note 7 – Convertible Note Payable

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

On August 2, 2016, the Company issued a convertible note to a third party lender totaling $50,000. The note accrues interest equal to 10% of the principal balance and matures with interest and principal both due on August 31, 2016. The note and accrued interest are convertible at a conversion price as defined. On August 22, 2016, the notes and accrued interest were paid off in full satisfaction.

During the months of November and December 2016, the Company issued a convertible notes to third party lenders totaling $400,000. The note accrues interest at 10% per annum and mature with interest and principal both due on November 1, 2017. In addition the Company issued a warrant to purchase 400,000 shares of Company common stock. The note and accrued interest are convertible at a conversion price as defined.

The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $0.30 per share for a period of five years from the issue date.

On December 27, 2016, the Company issued a convertible note to a third party lender totaling $100,000. The note accrues interest at 10% per annum and matures with interest and principal both due on December 27, 2017. In addition, the Company issued a warrant to purchase 100,000 shares of Company common stock. The note and accrued interest are convertible at a conversion price of $0.30 per share subject to adjustment.

The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $0.40 per share for a period of five years from the issue date.

As of December 31, 2016, the total outstanding balance of convertible notes payable was $268,823, net of debt discount and debt issuance costs of $184,398 and $46,779, respectively.

Note 8 – Related Party Loan

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

On September 12, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with Arthur Rosen, an individual (the “Lender”), pursuant to which on September 12, 2016 (the “Closing Date”), the Lender issued the Company a promissory note of $100,000 (the “Loan”).

The original maturity date of the Loan was October 12, 2016 (the “Maturity Date”). Pursuant to the Loan Agreement, the Loan bears interest at a rate of 12% per annum. All outstanding principal, accrued and unpaid interest and other amounts due under the Loan are due on the Maturity Date. On October 12, 2016 the Company entered into an amendment to the note. The note’s Maturity Date was extended 90 days.

As additional consideration for entering in the Loan Agreement, the Company issued Lender a warrant to purchase 150,000 shares of the Company’s common stock with an exercise price of $0.40 per share (the “Warrant”). The Warrant has a term of five (5) years.

On September 20, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with 202 S Dean LLC, a company partially owned by an officer of the Company, (the “Lender”), pursuant to which on September 20, 2016 (the “Closing Date”), the Lender issued the Company a promissory note of $10,000 (the “Loan”).

The maturity date of the Loan is March 20, 2017 (the “Maturity Date”). Pursuant to the Loan Agreement, the Loan bears interest at a rate of 10% per annum.

As additional consideration for entering in the Loan Agreement, the Company issued Lender a warrant to purchase 235,000 shares of the Company’s common stock with an exercise price of $0.40 per share (the “Warrant”). The Warrant has a term of five (5) years.

On October 13, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with Chris Gordon, an individual (the “Lender”), pursuant to which on October 13, 2016 (the “Closing Date”), the Lender issued the Company a promissory note of $50,000 (the “Loan”).

The original maturity date of the Loan was November 12, 2016 (the “Maturity Date”). Pursuant to the Loan Agreement, the Loan bears interest at a rate of 12% per annum. All outstanding principal, accrued and unpaid interest and other amounts due under the Loan are due on the Maturity Date. The Company is currently in payment default.

As additional consideration for entering in the Loan Agreement, the Company issued Lender a warrant to purchase 50,000 shares of the Company’s common stock with an exercise price of $0.40 per share (the “Warrant”). The Warrant has a term of five (5) years.

On October 31, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with Arthur Rosen, an individual (the “Lender”), pursuant to which on October 31, 2016 (the “Closing Date”), the Lender issued the Company a promissory note of $10,000 (the “Loan”).

The original maturity date of the Loan was November 10, 2016 (the “Maturity Date”). Pursuant to the Loan Agreement, the Loan bears interest at a rate of 10% per annum. All outstanding principal, accrued and unpaid interest and other amounts due under the Loan are due on the Maturity Date. The Company is currently in payment default.

As additional consideration for entering in the Loan Agreement, the Company issued Lender a warrant to purchase 10,000 shares of the Company’s common stock with an exercise price of $0.30 per share (the “Warrant”). The Warrant has a term of five (5) years.

On December 21, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with Chris Gordon, an individual (the “Lender”), pursuant to which on December 21, 2016 (the “Closing Date”), the Lender issued the Company a promissory note of $275,000 (the “Loan”).

The maturity date of the Loan is January 20, 2017 (the “Maturity Date”). Pursuant to the Loan Agreement, the Loan bears interest at a rate of 10% per annum. All outstanding principal, accrued and unpaid interest and other amounts due under the Loan are due on the Maturity Date. The Company is currently in payment default.

As additional consideration for entering in the Loan Agreement, the Company issued Lender a warrant to purchase 166,666 shares of the Company’s common stock with an exercise price of $0.40 per share (the “Warrant”). The Warrant has a term of five (5) years.

As of December 31, 2016, the total outstanding balance of related party notes payable was $1,350,325 net of debt discount of $94,675.

Note 9 – Capital Leases Payable

Capital lease obligation consisted of the following:

		December 31, 2016	December 31, 2015

(i)	Capital lease obligation to a financing company for a term of five (5) years, collateralized by equipment, with interest at 10.0% per annum, with principal and interest due and payable in monthly installments of $383.10	$4,732	$6,619

	Less current maturities	(3,524)	(3,524)

	Capital lease obligation, net of current maturities	1,208	3,095

	TOTAL CAPITAL LEASE OBLIGATION	$4,732	$6,619

The capital leases mature as follows:

2017:	$1,208	$3,524
2018:		$1,208

Note 10 - Stockholders’ Deficit

Shares Authorized

Upon incorporation, the total number of shares of all classes of stock which the Company is authorized to issue is One Hundred Million (100,000,000) shares of which Ninety Million (90,000,000) shares shall be Common Stock, par value $0.001 per share and Ten Million (10,000,000) shall be Preferred Stock, par value $0.001 per share. The designations, rights, and preferences of such preferred stock are to be determined by the Board of Directors.

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

During the year ended December 31, 2016, the Company accrued $3,318,353 for liquidating damages on the Series A and $309,665 on the warrants associated with the Series A.

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

During the year ended December 31, 2016, the Company accrued $667,313 for liquidating damages on the Series B and $51,159 on the warrants associated with the Series B.

During the year ended December 31, 2016, the Company issued 1,063 shares of Series B upon conversion of interest totaling $108,844.

Series D Convertible Preferred Stock

On January 29, 2016, 2,100,000 shares of preferred stock were designated as Series D Convertible Preferred Stock (“Series D”). Each share of Series A shall have a stated value equal to $100.00 (as adjusted for any stock dividends, combinations or splits with respect to such shares) (the "Series D Stated Value").

Holders of shares of Series D shall have the right at any time commencing after the issuance to convert such shares into fully paid and non-assessable shares of Common Stock (the "Conversion Shares") of the Corporation determined in accordance with the applicable conversion price (the "Conversion Price").

The number of Conversion Shares issuable upon conversion of the Conversion Amount shall equal (i) the sum of (A) the Series D Stated Value being converted and/or (B) at the Holder's election, accrued and unpaid dividends or any other component of the Conversion Amount, divided by (ii) the Conversion Price. The Conversion Price of the Series B shall be $0.25, subject to adjustment.

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

The holders of Series D Preferred shall not be entitled to a vote on matters submitted to a vote of the stockholders of the Company. Also, as long as any shares of Series D Preferred are outstanding, the Company shall not, without the affirmative vote of all of the Holders of the then outstanding shares of the Series D Preferred,

(a) alter or change adversely the powers, preferences or rights given to the Series D Preferred or alter or amend this Certificate of Designation,

(b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the Holders,

(c) increase the number of authorized shares of Series D Preferred, or

(d) enter into any agreement with respect to any of the foregoing.

On August 31, 2016, a holder of Series D converted 1,099 shares of Series A into 1,098,933 shares of the Company’s common stock.

During the year ended December 31, 2016, a holder of common stock converted to 2,013 shares of Series D.

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

During the year ended December 31, 2016, the Company issued 392,764 common shares for cashless exercise of warrants.

Stock Options

The Company applied fair value accounting for all share based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for options granted during the year ended December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
Exercise price	$0.25 - 0.40	$0.35
Expected dividends	0%	0%
Expected volatility	73.44% - 90.05%	69.7%
Risk free interest rate	1% - 1.39%	1.35%
Expected life of option	4.68 - 5 years	5 years

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – December 31, 2014 – outstanding	-	-	-
Granted	500,000	0.25	5.0
Exercised	-	-	-
Cancelled/Modified	-	-	-
Balance – December 31, 2015 – outstanding	500,000	0.25	4.93
Balance – December 31, 2015 – exercisable	500,000	$0.25	4.93

Outstanding options held by related party – December 31, 2015	500,000	$0.25	4.93
Exercisable options held by related party – December 31, 2015	500,000	$0.25	4.93

Balance – December 31, 2015	500,000	$0.25	4.68
Granted	1,750,000	0.36	5.0
Exercised	-	-	-
Cancelled/Modified	-	-	-
Balance – December 31, 2016 – outstanding	2,250,000	$0.34	4.38
Balance – December 31, 2016 – exercisable	2,200,000	$0.34	4.38

Outstanding options held by related party – December 31, 2016	2,250,000	$0.33	4.38
Exercisable options held by related party – December 31, 2016	2,200,000	$0.30	4.38

At December 31, 2016, the aggregate intrinsic value of options outstanding and exercisable was $47,500 and $47,500, respectively.

The following is a summary of the Company’s stock options granted during the year ended December 31, 2016:

Options	Value	Purpose for Grant
1,750,000	$231,035	Service Rendered

Warrants

The Company applied fair value accounting for all share based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for warrants granted during the year ended December 31, 2016 are as follows:

	December 31, 2016	December 31, 2015
Exercise price	$0.40	$0.35
Expected dividends	0%	0%
Expected volatility	73.44% - 91.54%	69.7%
Risk free interest rate	1.13% - 1.39%	1.35%
Expected life of warrant	5 years	5 years

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2014	2,470,000	$0.35
Granted	8,280,000	$0.35
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2015	10,750,000	$0.35
Exercisable – December 31, 2015	10,750,000	$0.35
Granted	4,791,666	$0.40
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2016	15,541,666	$0.36
Exercisable – December 31, 2016	14,958,333	$0.36

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.35 – 0.40	15,541,666	3.75	$0.36	14,958,333	$0.36

During the year ended December 31, 2016, a total of 80,000 warrants were issued with promissory notes (See Note 6 above). The warrants have a grant date fair value of $41,633 using a Black-Scholes option-pricing model and the above assumptions.

During the year ended December 31, 2016, a total of 575,000 warrants were issued with convertible notes (See Note 7 above). The warrants have a grant date fair value of $255,203 using a Black-Scholes option-pricing model and the above assumptions.

During the year ended December 31, 2016, a total of 226,666 warrants were issued with notes payable – related party (See Note 8 above). The warrants have a grant date fair value of $255,203 using a Black-Scholes option-pricing model and the above assumptions.

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

Note 11 — Income Taxes

Deferred Tax Assets

At December 31, 2016, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $9,000,000 that may be used to offset future taxable income through the fiscal year ending December 31, 2035. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $3,100,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance changed by approximately $1,900,000 and $1,200,000 for the years ended December 31, 2016 and 2015, respectively.

Components of deferred tax assets are as follows:

	December 31, 2016	December 31, 2015
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$3,100,000	$1,910,000
Less valuation allowance	(3,100,000)	(1,910,000)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%

Effective income tax rate	0.0%	0.0%

Note 12 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.

Private Placement Offering:

On February 22, 2017, the Company  conducted the initial closing (the “Initial Closing”) of a private placement offering (the “Offering”) of the Company’s securities by entering into a subscription agreement (the “Subscription Agreement”) for gross proceeds of $140,605.

On March 17, 2017, the Company conducted the final closing of the Offering by entering into Subscription Agreements with eight accredited investors for additional gross proceeds of $775,980. In the aggregate, the Company entered into Subscription Agreements offering up to $1,000,000 of face value in secured promissory notes with an original issue discount of six percent (6%) and warrants to purchase the Company’s common stock. Pursuant to the Subscription Agreements, the Company issued $975,511 aggregate principal amount of the Notes due on September 1, 2017 and warrants to purchase shares of the Company’s common stock for aggregate gross proceeds of $916,585.

The Notes are convertible into shares of the Company’s common stock at the time of Company’s next round of financing (the “Subsequent Offering”) at a price equal to eighty-five percent (85%) of the price per share offered in the Subsequent Offering (the “Conversion Price”). The Warrants have a five-year term. Investors received Warrants in the following amounts: (i) Investors purchasing $150,000 or more of the Offering received a Warrant equal to one hundred thirty percent (130%) of the dollar amount invested in the Offering; (ii) Investors purchasing at least $100,000 but less than $150,000 of the Offering received a Warrant equal to one hundred percent (100%) of the dollar amount invested in the Offering; and (iii) Investors purchasing less than $100,000 of the Offering received to a Warrant equal to seventy percent (70%) of the dollar amount invested in the Offering. The Warrants entitle the holder to purchase shares of the Company’s common stock at $0.20 per share (the “Exercise Price”).

The Conversion Price and the Exercise Price are subject to adjustments for issuances of (i) the Company’s common stock, (ii) any equity linked instruments or (iii) securities convertible into the Company’s common stock, at a purchase price of less than the prevailing Conversion Price or Exercise Price. Such adjustments shall result in the Conversion Price or Exercise Price being reduced to such lower purchase price, as described in the Notes and Warrants.

Issuance of Related Party Notes:

On January 25, 2017, the Company issued a related party an unsecured convertible promissory note in the amount fo $50,000.  The Note matures on April 14, 2017 and bears interest at 10%.  The Note is convertible at a rate of $0.30.

On January 26, 2017, The Company issued a related party an unsecured promissory note in the amount of $50,000.  The Note matures on November 22, 2017 and bears interest at a rate of 10%.

On February 7, 2017, the Company issued a related party an unsecured promissory note in the amount of $10,000.  The Note matures on February 7, 2018 and bears interest at a rate of 10%.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended December 31, 2016.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Item 9B. Other Information.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at March 30, 2017:

Name	Age	Positions
Jeremy Frommer(1)(2)	48	Chief Executive Officer, Director
Rick Schwartz(1)	48	President
Leonard Schiller(2)	72	Director
Kent Campbell(3)(4)	53	Former Chief Executive Officer, Chief Financial Officer and Director
Andrew Taffin(5)	50	Director

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

(5) Effective May 2, 2016, Andrew Taffin was appointed as a member of the board of directors.

Jeremy Frommer, Chief Executive Officer and Director

Mr. Frommer, age 48, combines over 20 years of experience in the financial technology industry. Previously, Mr. Frommer held key leaderships roles in the investment banking and trading divisions of large financial institutions. From 2009 to 2012, Mr. Frommer was briefly retired until beginning concept formation for Jerrick Ventures which he officially founded in 2013. From 2007 to 2009, Mr. Frommer was Managing Director of Global Prime Services at RBC Capital Markets, the investment banking arm of the Royal Bank of Canada, the largest financial institution in Canada, after the sale of Carlin Financial Group, a professional trading firm. From 2004 to 2007, Mr. Frommer was the Chief Executive Officer of Carlin Financial Group after the sale of NextGen Trading, a software development company focused on building equity trading platforms. From 2002 to 2004, Mr. Frommer was Founder and Chief Executive Officer of NextGen Trading. From 2000 to 2002, he was Managing Director of Merger Arbitrage Trading at Bank of America, a financial services firm. Mr. Frommer was also a director of LionEye Capital, a hedge fund from June 2012 to June 2014. He holds a B.A. from the University of Albany.

Rick Schwartz, President

Mr. Schwartz, age 48, is a film and television producer and financier based in New York. Notable credits include The Departed, Black Swan, Gangs of New York, The Aviator, Machete, and The Others. Mr. Schwartz began his film career at Miramax under Harvey and Bob Weinstein, working there for seven years and eventually serving as the company’s Senior Vice President of Production. From 2008 to 2014, Mr. Schwartz was CEO and Founder of Overnight Productions. In 2014, Mr. Schwartz and partner Jimmy Fallon created Eight Million Plus Productions, a New York-based production company, which produces shows such as Spike TV’s Lip Sync Battle and NBC’s Sharing.

Leonard Schiller, Director

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

Andrew Taffin, Director

Andrew Taffin has over 25 years of entrepreneurial and executive leadership experience. He is currently the Chief Executive Officer and co-founder of Tallen Technology Rentals (“Tallen”), a leading provider of technology services and short-term rental AV equipment for businesses and organizations of all sizes. Under Mr. Taffin’s leadership, Tallen has experienced consistent revenue growth, secured multimillion dollar contracts with Fortune 100 companies, expanded into multiple business categories including pharmaceutical and financial services, and established a global presence to include supporting clients across the globe. Mr. Taffin was also one of the founding members and former president of the International Technology Rental Associations (“ITRA”). Mr. Taffin is a consistent speaker at industry conferences and events and contributes regularly to several technology publications. Mr. Taffin graduated from Plymouth State University with a B.A. in communications.

The members of the Board of Directors serve until the next annual meeting of stockholders, or until their successors have been elected.

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on the industry and transactional experience, and other background, in addition to any unique skills or attributes associated with a director.  With regard to Mr. Frommer, the Board of Directors considered his significant experience, expertise and background with regard to the Company’s business and his prior experience as a chief executive for other business enterprises.  With regard to Mr. Schiller, the Board of Directors considered his background and experience as an investor in many different businesses, together with his prior experience serving on the boards of public and private companies. With regard to Mr. Taffin, the Board of Directors considered his management experience in growing small businesses.

Family Relationships

There are currently no family relationships among any of our directors or executive officers.

Board Committees

Our Board of Directors does not have any committees formed.  As independent directors are added to our board, we intend to form a formal Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and adopt appropriate written charters for such committees.  Presently, however, there are no plans to appoint certain directors to specific committees.  Until such time as an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is formed, the full Board of Directors fulfills the functions normally undertaken by such committees.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2016, were timely.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Kent Campbell (1) Chief Executive Officer and Chief Financial	2016	$0	$0	$0	$0	$0	$0	$0	$0
Officer	2015	$0	$0	$0	$0	$0	$0	$0	$0

Denis Espinoza (1) President and Chief Operating	2016	$0	$0	$0	$0	$0	$0	$0	$0
Officer	2015	$0	$0	$0	$0	$0	$0	$0	$0

Jeremy Frommer (2) Chief Executive	2016	$127,895	$137,500	$0	$0	$0	$0	$81,000	$346,395
Officer	2015	$46,735	$0	$0	$0	$0	$0	$48,460	$95,195

Rick Schwartz (2)	2016	$136,105	$0	$0	$0	$0	$0	$12,000	$148,105
President	2015	$76,923	$0	$0	$0	$0	$0	$0	$112,900

(1)	Effective February 5, 2016, Kent Campbell resigned as our Chief Executive Officer and Chief Financial Officer and Denis Espinoza resigned as our President and Chief Operating Officer.
(2)	Effective February 5, 2016, Jeremy Frommer was appointed as our Chief Executive Officer and Rick Schwartz was appointed as our President.

Employment Agreements

As of March 31, 2017, the Company has not entered into any employments agreements, but intends on entering into such agreements with its Chief Executive Officer and President in fiscal 2017.

Outstanding Equity Awards at Fiscal Year-End 2016

At December 31, 2016, we had outstanding equity awards as follows:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the close of business on March 31, 2017, we had outstanding 33,974,582 shares of common stock.  Each share of common stock is currently entitled to one vote on all matters put to a vote of our stockholders.  The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 31, 2017, by:

●	each person known by us to be the beneficial owner of more than five percent of our outstanding common stock;
●	each of our current directors;
●	each our current executive officers and any other persons identified as a “named executive” in the Summary Compensation Table above; and
●	all our current executive officers and directors as a group.

Shares beneficially owned and percentage ownership before this offering is based on 33,974,582 shares of common stock outstanding as of March 31, 2017.

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

Name and Address	Shares Beneficially Owned (1)		Percentage Beneficially Owned
5% or Greater Stockholders

Chris Gordon	9,921,911	(3)	22.60%
Arthur Rosen	1,776,660	(2)	5.0%
All 5% or Greater Stockholders as a Group	11,698,571		27.60%

Named Executive Officers and Directors
Jeremy Frommer	11,495,884		25.28%
Rick Schwartz	3,110,486		8.39%
Leonard Schiller	1,682,190	(4)	4.72%
Andrew Taffin	1,318,555	(5)	3.74%
All current directors and officers as a group (3)	17,607,115		34.13%

* Denotes less than one percent

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

(2)	This total include shares issuable upon exercise of warrants for 1,060,000 shares of common stock, and shares issuance upon exercise of stock options to purchase 150,000 shares of common stock.

(3)

This total consists of: (i) 3,048,316 shares issuable upon the conversion of Series A Preferred Stock, (ii) 2,540,263 shares issuable upon the conversion of Series B Preferred Stock, (iii)750,000 shares issuable upon the conversion of notes, and (iv) 2,916,666 shares issuable upon the exercise of warrants.

(4)

This total consists of: (i) 832,190 shares issuable upon the conversion of Series A Preferred Stock, (ii)400,000 shares issuable upon the exercise of warrants, and (iv) 400,000 shares issuable upon the exercise of stock options.

(5)

This total consists of: (i) 678,555 shares issuable upon the conversion of Series A Preferred Stock, (ii)340,000 shares issuable upon the exercise of warrants, and (iv) 300,000 shares issuable upon the exercise of stock options.

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

Director Independence

Our Board of Directors will periodically review relationships that directors have with the Company to determine whether the directors are independent.  Directors are considered “independent” as long as they do not accept any consulting, advisory or other compensatory fee (other than director fees) from the Company, are not an affiliated person of the Company or its subsidiaries (e.g., an officer or a greater-than-ten-percent stockholder) and are independent within the meaning of applicable laws, regulations and the Nasdaq listing rules. In this latter regard, the Board of Directors will use the Nasdaq listing rules (specifically, Section 5605(a)(2) of such rules) as a benchmark for determining which, if any, of its directors are independent, solely in order to comply with applicable SEC disclosure rules. However, this is for disclosure purposes only. It should be understood that, as a corporation whose shares are not listed for trading on any securities exchange, our Company is not required to have any independent directors at all on its Board of Directors, or any independent directors serving on any particular committees of the Board of Directors.

As of the date of this Form 10-K, the Board of Directors has determined that Leonard Schiller and Andrew Taffin are independent within the meaning of the Nasdaq listing rule cited above.

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

	2016	2015

Audit Fees	$45,800	$29,100
Audit-Related Fees	$-	-
Tax Fees	$-	-
All Other Fees	$-	-
Total	$45,800	$29,100

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated February 5, 2016 by and among the Company, GPH Merger Sub., Inc., and Jerrick Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

2.2	Agreement and Plan of Merger dated February 28, 2016 by and among the Company and Jerrick Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.1(a)	Articles of Incorporation, filed June 13, 2012 (incorporated by reference to the Company’s annual report on Form 10-SB filed with the Commission on March 30, 2006).

3.1(b)	Amended and Restated Articles of Incorporation, filed November 6, 2013 (incorporated by reference to Exhibit 3.3 to the Company’s current report on Form 8-K filed with the Commission on December 4, 2013).

3.1(c)	Certificate of Designation, Preferences, and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on April 8, 2014).

3.1(d)	Certificate of Designation, Preferences and Rights of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on December 4, 2014).

3.1(e)	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on August 3, 2015).

3.1(f)	Certificate of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 3.1(f) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.1(g)	Jerrick Ventures, Inc. Certificate of Designation of Series A Cumulative Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1(f) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.1(h)	Jerrick Ventures, Inc. Amendment to Certificate of Designation of Series A Cumulative Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1(f) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.1(i)	Jerrick Ventures, Inc. Certificate of Designation of Series B Cumulative Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1(f) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.1(j)	Certificate of Withdrawal of Certificate of Designation for Series A Preferred Stock. (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.1(k)	Certificate of Withdrawal of Certificate of Designation for Series B Preferred Stock. (incorporated by reference to Exhibit 3.2 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.1(l)	Certificate of Withdrawal of Certificate of Designation for Series C Preferred Stock. (incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.1(m)	Certificate of Designation for Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.1(n)	Certificate of Designation for Series C Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.2	Bylaws (incorporated by reference to the Company’s annual report on Form 10-SB filed with the Commission on March 30, 2006).

3.3	Certificate of Incorporation of Jerrick Ventures, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

4.1	Convertible Promissory Note between the Company and KBM Worldwide, Inc. dated August 22, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on August 26, 2014).

4.2	Convertible Promissory Note between the Company and KBM Worldwide, Inc. dated November 17, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on December 2, 2014).

4.3	Securities Purchase Agreement between the Company, Bonjoe Gourmet Chips LLC and certain purchasers dated December 10, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on December 10, 2014).

4.4	Amended and Restated Securities Purchase Agreement between the Company, Bonjoe Gourmet Chips LLC and certain purchasers dated January 30, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on February 3, 2015).

4.5	Convertible Debenture, dated March 17, 2016 (incorporated by reference to Exhibit 4.5 to the Company’s annual report on Form 10-K filed with the Commission on April 4, 2016).

4.6	Secured Promissory Note, dated April 5, 2016 (incorporated by reference to Exhibit 4.6 to the Company’s annual report on Form 10-K filed with the Commission on April 4, 2016).

4.7	Form of Warrant. (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission on August 24, 2016).

4.8	Form of Warrant. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8- K filed with the Commission on March 21, 2017).

10.1	Agreement for the Purchase and Sale of Real Estate between Ashland Holdings, LLC and TD Bank dated October 29, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on November 1, 2013).

10.2	Release Agreement between the Company and George I. Norman dated August 15, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on August 15, 2014).

10.3	Securities Purchase Agreement between the Company and KBM Worldwide, Inc. dated August 22, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on August 26, 2014).

10.4	Sale and Purchase Agreement between Ashland Holdings, LLC and Jonathon and Jessica Delavan dated October 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on October 9, 2014).

10.5	Securities Purchase Agreement between the Company and KBM Worldwide, Inc. dated November 17, 2014 (incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K filed with the Commission on December 2, 2014).

10.6	Investment Agreement dated as of November 30, 2014 by and between the Company and Kent Campbell (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 4, 2014).

10.7	Royalty Agreement between the Company and Bonjoe Gourmet Chips LLC dated December 10, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 16, 2014).

10.8	Securities Purchase Agreement dated as of July 29, 2015 between Great Plains Holdings, Inc. and Cape One Master Fund II LP. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on August 3, 2015).

10.9	Spin-Off Agreement dated as of February 5, 2016 between the Company and Kent Campbell. (incorporated by reference to Exhibit 10.9 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

10.10	Share Exchange Agreement dated as of February 5, 2016 by and among Great Plains Holdings, Inc., Kent Campbell, Denis Espinoza and Sarah Campbell. (incorporated by reference to Exhibit 10.10 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

10.11	Form of Stock Purchase Agreement. (incorporated by reference to Exhibit 10.11 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

10.12	Subscription Agreement, dated March 17, 2016 (incorporated by reference to Exhibit 10.12 to the Company’s annual report on Form 10-K filed with the Commission on April 4, 2016).

10.13	Security Agreement, dated March 17, 2016 (incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10-K filed with the Commission on April 4, 2016).

10.14	Common Stock Purchase Warrant, dated March 17, 2016 (incorporated by reference to Exhibit 10.14 to the Company’s annual report on Form 10-K filed with the Commission on April 4, 2016).

10.15	Common Stock Purchase Warrant, dated April 5, 2016 (incorporated by reference to Exhibit 10.15 to the Company’s annual report on Form 10-K filed with the Commission on April 4, 2016).

10.16	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the Commission on August 24, 2016).

10.17	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on March 21, 2017).

10.18	Form of Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on March 21, 2017).

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance.

101.XSD*	XBRL Schema.

101.PRE*	XBRL Presentation.

101.CAL**	XBRL Calculation.

101.DEF*	XBRL Definition.

101.LAB*	XBRL Label.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERRICK MEDIA HOLDINGS, INC.

Date: March 31, 2017	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rick Schwartz	President	March 31, 2017
Rick Schwartz
/s/ Leonard Schiller	Director	March 31, 2017
Leonard Schiller

/s/ Andrew Taffin	Director	March 31, 2017
Andrew Taffin