Form 10-Q
period 2017-03-31
Jerrick Media Holdings, Inc.
filed 2017-05-15
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2017, there were 33,894,582 shares outstanding of the registrant’s common stock.

Jerrick Media Holdings, Inc.

March 31, 2017 and 2016

Jerrick Media Holdings, Inc.

Condensed Consolidated Balance Sheet

(Unaudited)

	March 31, 2017	December 31, 2016

Assets

Current Assets
Cash	$53,963	$174,494
Prepaid expenses	-	10,000
Total Current Assets	53,963	184,494

Property and equipment, net	62,528	71,829

Security deposit	38,445	38,445

Minority investment in business	83,333	83,333

Total Assets	$238,269	$378,101

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$990,108	$1,387,068
Accrued dividends	302,888	259,170
Demand loan	10,366	10,366
Convertible Notes, net of debt discount and Issuance costs	271,958	268,823
Current portion of capital lease payable	4,732	3,524
Note payable - related party, net of debt discount	1,389,441	1,350,325
Note payable, net of debt discount and Issuance costs	198,559	30,579
Derivative liability	1,289,187	-
Line of credit	215,935	235,141

Total Current Liabilities	4,673,174	3,544,996

Non-current Liabilities:
Capital lease payables	-	1,208

Total Non-current Liabilities	-	1,208

Total Liabilities	4,673,174	3,546,204

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock, $0.001 par value, 33,414 and 33,314 shares issued and outstanding, respectively	33	33
Series B Preferred stock, $0.001 par value, 8,063 and 7,000 shares issued and outstanding, respectively	8	8
Series D Preferred stock, $0.001 par value, 914 and 0 shares issued and outstanding, respectively	1	1
Common stock par value $0.001: 300,000,000 shares authorized; 37,701,322 and 33,894,582 issued and outstanding as of March 31, 2017 and December 31, 2016 respectively	37,702	33,895
Additional paid in capital	10,406,723	10,075,941
Accumulated deficit	(14,879,372)	(13,277,981)
	(4,434,905)	(3,168,103)

Total Liabilities and Stockholders' Deficit	$238,269	$378,101

Jerrick Media Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2017	March 31, 2016

Net revenue	$41,842	120,708

Cost of revenue	-	34,398

Gross margin	41,842	86,310

Operating expenses
Compensation	359,134	337,442
Consulting fees	140,005	109,118
Share based payments	186,976	48,449
General and administrative	383,738	209,837

Total operating expenses	1,069,853	704,846

Loss from operations	(1,028,011)	(618,536)

Other income (expenses)
Interest expense	(642,755)	(33,154)
Change In derivative liability	223,767	-
Settlement of vendor liabilities	(110,674)	-

Other income (expenses), net	(529,662)	(33,154)

Loss before income tax provision	(1,557,673)	(651,690)

Income tax provision	-	-

Net loss	$(1,557,673)	$(651,690)

Per-share data
Basic and diluted loss per share	$(0.04)	$(0.02)

Weighted average number of common shares outstanding	36,462,497	29,879,099

Jerrick Media Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2017	March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,557,673)	$(651,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,301	9,971
Accretion of debt issuance costs	16,224	-
Accretion of debt discount	314,673	24,425
Share-based compensation	186,977	48,449
Loss on settlement of vendor liabilities	110,674	-
Change in fair value of derivative liability	(223,766)	-
Derivative expense	254,470	-
Changes in operating assets and liabilities:
Prepaid expenses	10,000	(10,000)
Security deposit	-	(11,330)
Accounts payable and accrued expenses	(43,231)	5,989
Net Cash Used In Operating Activities	(922,351)	(584,186)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	-	(43,957)
Net Cash Used In Investing Activities	-	(43,957)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	-	(1,415)
Net proceeds from issuance of notes	926,585	106,000
Net proceeds from issuance of preferred stock	-	94,248
Proceeds from issuance of note payable - related party	90,000	-
Repayment of note payable - related party	(120,000)	-
Repayment of line of credit	(19,206)	-
Cash paid for debt issuance costs	(75,559)	-
Net Cash Provided By Financing Activities	801,820	198,833

Net Change in Cash	(120,531)	(429,310)

Cash - Beginning of Period	174,494	438,629

Cash - End of Period	$53,963	$9,319

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$3,534	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of vendor liabilities	$353,732	$-
Conversion of interest	$-	$108,843
Debt discount on convertible note	$90,470	$24,425
Debt discount on related party note payable	$10,195	$-
Accrued dividends	$43,718	$-
Warrants at issuance of debt	$1,168,014	$-
Perfered stock and warrant modification	$-	$-
Conversion of bridge notes	$-	$-

Jerrick Media Holdings, Inc.

March 31, 2017 and 2016

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Organization and Operations

Jerrick Ventures, Inc. (“Ventures”) was incorporated on November 24, 2014 under the laws of the State of Nevada. Ventures develops digital transmedia content, including videos, imagery, articles, e-books, as well as traditional film and television, for each brand in its portfolio.

Jerrick Ventures, LLC (“Jerrick LLC”) was incorporated in Delaware in 2013. On December 1, 2014, Jerrick LLC entered into a share exchange agreement whereby the members of Jerrick LLC exchanged all of their membership interests in Jerrick LLC for Common Stock in Ventures (the “Jerrick Share Exchange”). As result of the Jerrick Share Exchange, Jerrick LLC became the operating subsidiary of Ventures.

Note 2 - Significant and Critical Accounting Policies and Practices

The Company’s significant accounting policies are disclosed in Note 2 - Summary of Significant Accounting Policies in the 2016 Annual Report. Since the date of the 2016 Annual Report, there have been no material changes to the Company’s significant accounting policies. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements. These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, deferred taxes and related valuation allowances, and the fair values of long lived assets. Actual results could differ from the estimates.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

The unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2017. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the year ended December 31, 2016 has been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending December 31, 2017 or any other period.

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

As of March 31, 2017, the Company's consolidated subsidiaries and/or entities are as follows:

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

On May 12, 2017, the Company assigned the right, title and interest to all of the membership interests of the above listed subsidiaries, with the exception of Jerrick Ventures, LLC, to the Company’s Chief Executive Officer, Jeremy Frommer, in consideration for Mr. Frommer’s assumption of all liabilities of such subsidiaries, if any, with such assignment and assumption effected entirely in the interest of corporate efficiency.  The Board reviewed the transaction and believes it to be fair in all respects, deeming it to advance the Company’s business interests by allowing the Company to divest non-producing and non-operating subsidiaries at no cost to the Company.  All of the Company’s operations have been, and will continue to be, run through its operating subsidiary, Jerrick Ventures LLC.

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

Inventory Obsolescence and Markdowns

The Company evaluates its current level of inventory considering historical sales and other factors and, based on this evaluation, classify inventory markdowns in the income statement as a component of cost of goods sold. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

The Company recorded a markdown of $0 and $0 as of March 31, 2017 and 2016, respectively, due to slow moving inventory.

There was no lower of cost or market adjustments for the reporting period ended March 31, 2017 or 2016.

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

Investments - Cost Method, Equity Method and Joint Venture

In accordance with sub-topic 323-10 of the FASB ASC (“Sub-topic 323-10”), the Company accounts for investments in common stock of an investee for which the Company has significant influence in the operating or financial policies even though the Company holds 50% or less of the common stock or in-substance common stock.

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

Derivative Liability

The Company evaluates its debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company adopted Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock.  Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.

The Company utilizes an option pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The Company records the change in the fair value of the derivative as other income or expense in the condensed consolidated statements of operations.

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

Stock-Based Compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Compensation – Stock Compensation". Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over a five year period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are inputs into the model. These assumptions are the value of the underlying share, the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is benchmarked against similar companies in a similar industry over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common stock and does not intend to pay dividends on its Common stock in the foreseeable future. The expected forfeiture rate is estimated based on management’s best estimate.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, our equity–based compensation could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the equity–based compensation could be significantly different from what the Company has recorded in the current period.

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

Income Taxes

Income taxes are provided in accordance with ASC No. 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three months ended March 31, 2017 and 2016 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Options	2,259,090	550,000
Warrants	21,813,281	12,541,667
Totals	24,072,371	13,091,667

Subsequent Events

The Company has evaluated events that occurred subsequent to March 31, 2017 and through the date the financial statements were issued.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016 and for annual and interim periods thereafter. The Company has adopted the methodologies prescribed by ASU 2014-15, the adoption of ASU 2014-15 did not have a material effect on its financial position or results of operations.

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

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit at March 31, 2017, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	March 31, 2017	December 31, 2016
Computer Equipment	$219,653	$219,653
Furniture and Fixtures	61,803	61,803
	281,456	281,456
Less: Accumulated Depreciation	(218,928)	(209,627)
	$62,529	$71,829

Depreciation expense was $9,301 and $1,395 for the three months ended March 31, 2017 and 2016, respectively.

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

The balance outstanding on the revolving note at March 31, 2016 and December 31, 2015 was $215,935 and $235,141, respectively.

Note 6 –Note Payable

On October 24, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with an individual (the “Lender”), pursuant to which on October 24, 2016 (the “Closing Date”), the Lender issued the Company a promissory note of $15,000 (the “Loan”).

The maturity date of the Loan is July 1, 2017 (the “Maturity Date”). Pursuant to the Loan Agreement, the Loan bears interest at a rate of 9% per annum. All outstanding principal, accrued and unpaid interest and other amounts due under the Loan are due on the Maturity Date.

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

The maturity date of the Loan is July 1, 2017 (the “Maturity Date”). Pursuant to the Loan Agreement, the Loan bears interest at a rate of 9% per annum. All outstanding principal, accrued and unpaid interest and other amounts due under the Loan are due on the Maturity Date.

As additional consideration for entering in the Loan Agreement, the Company issued Lender a warrant to purchase 50,000 shares of the Company’s common stock with an exercise price of $0.30 per share (the “Warrant”). The Warrant has a term of five (5) years.

On February 7, 2017, the Company entered into a loan agreement (the “Loan Agreement”) with an individual (the “Lender”), pursuant to which on October 25, 2016 (the “Closing Date”), the Lender issued the Company a promissory note of $10,000 (the “Loan”).

The maturity date of the Loan is May 7, 2017 (the “Maturity Date”). Pursuant to the Loan Agreement, the Loan bears interest at a rate of 10% per annum. All outstanding principal, accrued and unpaid interest and other amounts due under the Loan are due on the Maturity Date.

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

As of March 31, 2017, the total outstanding balance of notes payable was $198,559, net of debt discount of $697,747 and debt issuance costs of $129,203.

Note 7 – Convertible Note Payable

During the months of November and December 2016, the Company issued convertible notes to third party lenders totaling $400,000. The note accrues interest at 10% per annum and mature with interest and principal both due on November 1, 2017. In addition, the Company issued a warrant to purchase 400,000 shares of Company common stock. The note and accrued interest are convertible at a conversion price as defined.

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

As of March 31, 2017, the total outstanding balance of convertible notes payable was $ 271,958, net of debt discount and debt issuance costs of $ 195,066 and $32,976, respectively.

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

The original maturity date of the Loan was October 12, 2016 (the “Maturity Date”). Pursuant to the Loan Agreement, the Loan bears interest at a rate of 12% per annum. All outstanding principal, accrued and unpaid interest and other amounts due under the Loan are due on the Maturity Date. On October 12, 2016, the Company entered into an amendment to the note. The note’s Maturity Date was extended 90 days. The Company is currently in payment default.

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

The original maturity date of the Loan was January 20, 2017 (the “Maturity Date”). Pursuant to the Loan Agreement, the Loan bears interest at a rate of 10% per annum. All outstanding principal, accrued and unpaid interest and other amounts due under the Loan are due on the Maturity Date. The Company is currently in payment default.

As additional consideration for entering in the Loan Agreement, the Company issued Lender a warrant to purchase 166,666 shares of the Company’s common stock with an exercise price of $0.40 per share (the “Warrant”). The Warrant has a term of five (5) years.

On January 25, 2017, the Company entered into a loan agreement (the “Loan Agreement”) with Arthur Rosen, an individual (the “Lender”), pursuant to which on January 25, 2017 (the “Closing Date”), the Lender issued the Company a promissory note of $50,000 (the “Loan”).

The maturity date of the Loan is July 1, 2017 (the “Maturity Date”). Pursuant to the Loan Agreement, the Loan bears interest at a rate of 10% per annum. All outstanding principal, accrued and unpaid interest and other amounts due under the Loan are due on the Maturity Date. The Company is currently in payment default.

As additional consideration for entering in the Loan Agreement, the Company issued Lender a warrant to purchase 50,000 shares of the Company’s common stock with an exercise price of $0.30 per share (the “Warrant”). The Warrant has a term of five (5) years.

On January 26, 2017, the Company entered into a loan agreement (the “Loan Agreement”) with Chris Gordon, an individual (the “Lender”), pursuant to which on January 26, 2017 (the “Closing Date”), the Lender issued the Company a promissory note of $50,000 (the “Loan”).

The maturity date of the Loan is November 22, 2017 (the “Maturity Date”). Pursuant to the Loan Agreement, the Loan bears interest at a rate of 10% per annum. All outstanding principal, accrued and unpaid interest and other amounts due under the Loan are due on the Maturity Date. The Company is currently in payment default.

As additional consideration for entering in the Loan Agreement, the Company issued Lender a warrant to purchase 50,000 shares of the Company’s common stock with an exercise price of $0.30 per share (the “Warrant”). The Warrant has a term of five (5) years.

As of March 31, 2017, the total outstanding balance of related party notes payable was $1,389,441, net of debt discount of $25,559. As of December 31, 2016, the total outstanding balance of related party notes payable was $1,350,325, net of debt discount of $94,675.

Note 9 – Capital Leases Payable

Capital lease obligation consisted of the following:

		March 31, 2017	December 31, 2016

(i)	Capital lease obligation to a financing company for a term of five (5) years, collateralized by equipment, with interest at 10.0% per annum, with principal and interest due and payable in monthly installments of $383.10	$4,732	$4,732

	Less current maturities	(4,732)	(3,524)

	Capital lease obligation, net of current maturities	-	1,208

	TOTAL CAPITAL LEASE OBLIGATION	$4,732	$4,732

The capital leases mature as follows:

2017:	$3,524	$3,524
2018:	1,208	$1,208

Note 10 – Derivative Liabilities

The Company has identified derivative instruments arising from embedded conversion features in the Company’s convertible notes payable and warrants at March 31, 2017. The Company had no financial assets measured at fair value on a recurring basis as of March 31, 2017.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability and warrant liability at the date of issuance and for the convertible notes converted during the three months ended March 31, 2017.

	Low	High
Annual dividend rate	0%	0%
Expected life	0.59	0.83
Risk-free interest rate	0.01%	0.92%
Expected volatility	92.14%	92.96%

Risk-free interest rate: The Company uses the risk-free interest rate of a U.S. Treasury Note with a similar term on the date of the grant.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

Volatility: The Company calculates the expected volatility of the stock price based on the corresponding volatility of the Company’s peer group stock price for a period consistent with the warrants’ expected term.

Remaining term: The Company’s remaining term is based on the remaining contractual maturity of the warrants.

The following are the changes in the derivative liabilities during the three months ended March 31, 2017.

	Three Months Ended March 31, 2017
	Level 1	Level 2	Level 3
Derivative liabilities as January 1, 2017	$-	$-	$-
Addition	-	-	1,512,954
Conversion	-	-
Loss on changes in fair value	-	-	(223,767)
Derivative liabilities as March 31, 2017	$-	$-	$1,289,187

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

During the three months ended March 31, 2017, the Company accrued $0 for liquidating damages on the Series A and $0 on the warrants associated with the Series A.

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

During the three months ended March 31, 2017, the Company accrued $0 for liquidating damages on the Series B and $0 on the warrants associated with the Series B.

During the three months ended March 31, 2017, the Company issued 0 shares of Series B upon conversion of interest totaling $0.

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

Common Stock

On January 30,2017, the Company issued 2,946,740 shares of its restricted common stock to settle outstanding vendor liabilities of $353,732. In connection with this transaction the company also recorded a loss on settlement of vendor liabilities of $110,674.

On February 1, 2017, the Company issued 800,000 shares of its restricted common stock to its Placement Agent. Such shares were issued pursuant to a Placement Agent Agreement with the Company and services rendered in connection with a private placement of the Company’s securities.

Stock Options

The Company applied fair value accounting for all share based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for options granted during the three months ended March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Exercise price	0.25-0.40	0.25-0.40
Expected dividends	0%	0%
Expected volatility	92.14%	73.44%-90.05%
Risk free interest rate	2.10%	1%-1.39%
Expected life of option	5 years	4.68-5 years

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – December 31, 2016	2,250,000	$0.34	4.38
Granted	99,990	$0.40	4.96
Exercised	-	-	-
Cancelled/Modified	(100,000)	$0.40	-
Balance – March 31, 2017 – outstanding	2,249,990	$0.34	4.38
Balance – March 31, 2017 – exercisable	2,249,990	$0.34	4.38

Outstanding options held by related party – March 31, 2017	2,249,990	$0.34	4.38
Exercisable options held by related party – March 31, 2017	2,249,990	$0.34	4.38

At March 31, 2017, the aggregate intrinsic value of options outstanding and exercisable was $22,976 and $0, respectively.

Stock-based compensation for stock options has been recorded in the condensed consolidated statements of operations and totaled $ and $0, for the three months ended March 31, 2016 and 2015, respectively.

The following is a summary of the Company’s stock options granted during the year ended March 31, 2017:

Options	Value	Purpose for Grant
99,990	$22,976	Service Rendered

Warrants

The Company applied fair value accounting for all share based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for warrants granted during the three months ended March 31, 2017 are as follows:

	March 31, 2017	December 31, 2016
Exercise price	$0.40-0.20	$0.40
Expected dividends	0%	0%
Expected volatility	92.24-92.96%	73.44-91.54%
Risk free interest rate	1.93-2.03%	1.13%-1.39%
Expected life of warrant	years	5 years

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2016	15,541,666	$0.36
Granted	6,271,615	$0.20
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2017	21,813,281	$0.36
Exercisable – March 31, 2016	21,813,281	$0.36

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.20 – 0.40	21,813,281	3.93	$0.36	21,813,281	$0.36

During the three months ended March 31, 2017, a total of 6,161,615 warrants were issued with promissory notes (See Note 6 above). The warrants have a grant date fair value of $771,158 using a Black-Scholes option-pricing model and the above assumptions.

During the three months ended March 31, 2017, a total of 0 warrants were issued with convertible notes (See Note 7 above). The warrants have a grant date fair value of $0 using a Black-Scholes option-pricing model and the above assumptions.

During the three months ended March 31, 2017, a total of 110,000 warrants were issued with notes payable – related party (See Note 8 above). The warrants have a grant date fair value of $10,195 using a Black-Scholes option-pricing model and the above assumptions.

Note 11 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.

On May 9, 2017, the Company entered into a Revolving Line of Credit (the “LOC”) with Grawlin, LLC, an LLC controlled by Arthur Rosen, a related party. The LOC is was established for a period of twelve months in which the Company can borrow principal up to $130,000. The LOC bears interest at a rate of 18%. The Company shall repay the LOC and any accrued interest from any net revenue derived from the sale future sales of Guccione artwork and memorabilia as well as certain other products through Everything But The House ("EBTH") based on its auction revenue sharing model, immediately upon receipt (the "EBTH Repayments") used to repay first, any unpaid accrued interest and second, any unpaid principal balance. Failure to pay the EBTH Repayments within 3 business days of receipt shall constitute an Event of Default.

On May 12, 2017, in connection with the LOC the Company issued a promissory note in the principal aggregate amount of $56,000 in favor Grawlin, LLC.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the three months ended March 31, 2017 and 2016, included elsewhere in this report.

We are an Internet technology company that has developed Vocal, a proprietary software publishing platform, to enable creators of long form content to reach an engaged audience through our growing portfolio of genre-specific branded websites. By creating communities of engaged, topically focused users through our content creation process, we help advertisers and marketers find innovative ways to target and engage customers. Through Vocal, and other associated social media channels and outlets, we produce and distribute a variety of digital media content. The content for each branded website in our portfolio and for distribution through other media channels, is derived from internal generation, user contributions, and external collaborations. The content includes, but is not limited to: videos, imagery, articles, e-books, film, and television projects. Revenue is generated in a variety of ways, including: (i) the sale of advertising and marketing services related to our content, including but not limited to pre-roll videos, text and image advertisements, native advertisements, and affiliate marketing; (ii) the sale of genre-specific products related to our brands and, licensing of our content for download-to-own services; and (iii) royalties and production fees for original content, created for either film, television, or digital end-markets. Demand and pricing for our advertising depends on our user base and overall market conditions. We also drive additional demand through integrated sales of digital advertising inventory, through our marketing services, and by providing unique branded entertainment and custom sponsorship opportunities to our advertisers. Our advertising and e-commerce revenues may be affected by the strength of advertising markets and general economic conditions and may fluctuate depending on the success of our content, as measured by the number of people visiting our websites at any given time.

Results of Operations

Summary of Statements of Operations for the Three-Month Period Ended March 31, 2017 and 2016:

	Three Month Period Ended
	March 31, 2017	March 31, 2016
Net revenue	$41,842	$120,708
Gross margin	$41,842	$86,310
Operating expenses	$1,069,853	$704,846
Loss from operations	$(1,028,011)	(618,536)
Other expenses	$(529,662)	(33,154)
Net loss	$(1,557,673)	(651,690)
Loss per common share – basic and diluted	$(0.04)	(0.02)

Net Revenue

Net revenue was $41,842 for the three-month period ended March 31, 2017, as compared to $120,708 for the comparable three-month period ended March 31, 2016, a decrease of $78,866. The decrease in net revenue is primarily attributable to the Company's transitioning its ecommerce business from direct sale of products and Company owned memorabilia, through various web-based distribution channels, toward generating revenue through native advertising, branded marketing, and affiliate sales, resulting from the creation of genre specific, user generated content community websites. As part of that transition, the Company focused its efforts throughout 2016 on the development of its proprietary Vocal software platform to support the scalability of its business model. Revenue was also negatively impacted by management's decision to reduce its marketing efforts in selling artwork and memorabilia related to the Guccione Acquisition in the second half of 2016, while it negotiated an agreement to conduct future sales of Guccione artwork and memorabilia as well as certain other products through Everything But The House ("EBTH"), a premier online marketplace for estate sales. The Company reached an agreement with EBTH in the fourth quarter of 2016 and resumed sales through EBTH based on an auction revenue sharing model in December 2016. The Company expects revenue derived from its Vocal platform websites as well as its EBTH relationship to increase in 2017.

Gross Profit

Gross profit percentage increased from a gross profit of 72% during the three-month period ended March 31, 2016, to a gross profit of 100% during the three-month period ended March 31, 2017. The increase in gross margin is primarily attributable to the Company's higher margin advertising and branded content revenue resulting from increased traffic on its websites. The Company expects its gross margins to fluctuate as its business model continues to evolve in 2017.

Operating Expenses

Operating expenses for the three-month period ended March 31, 2017 were $1,069,853 as compared to $704,846 for the three-month period ended March 31, 2016. The increase of $365,007 in operating expenses is a result of a $173,901 increase in G&A expenses related to the development and launch of its Vocal platform, a $21,692 increase in employee compensation, and a $30,887 increase in consulting and professional fees related to becoming a publicly traded company and a $138,527 increase in stock based compensation.

Loss from Operations

Loss from operations for the three-month period ended March 31, 2017 was $1,028,011 as compared to loss of $618,536 for the three-month period ended March 31, 2016. The increase in net loss is primarily attributable to a decrease in revenue and the increase in operating expenses associated with the development and launch of its Vocal platform and the operating as a publicly traded company.

Other Income (Expenses)

Other income (expenses) for the three-month period ended March 31, 2017 was $(529,662), as compared to $(33,154) for the three-month period ended March 31, 2016. Other expenses during the three-month period ended March 31, 2017 was comprised of interest expense of $(642,755) on notes payable and the settlement of vendor liabilities of $(110,674) recorded by the Company. These expenses were offset by the gain on derivative liability of $223,767 as recorded during the three-month period ended March 31, 2017. During the three-month period ended March 31, 2016, other expenses were comprised of interest expense of $(33,154).

Net Loss

Net loss attributable to common shareholder for three-month period ended March 31, 2017, was $1,557,673, or loss per share of $0.04, as compared to a net loss of $651,690, or loss per share of $0.02, for the three-month period ended March 31, 2016.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2017 compared to December 31, 2016:

	March 31, 2017	December 31, 2016	Increase/(Decrease)
Current Assets	$53,963	$184,494	$(130,531)
Current Liabilities	$4,673,174	$3,544,996	$1,128,178
Working Capital Deficit	$(4,619,211)	$(3,360,502)	$(1,258,709)

At March 31, 2017, we had a working capital deficit of $4,619,211, as compared to a working capital deficit of $3,360,502 at March 31, 2016, an increase of $1,258,709. The increase is primarily attributable to the derivative liability of $1,289,187 recorded as of March 31, 2017.

Net Cash

Net cash used in operating activities for the three-month period ended March 31, 2017 and 2016, was $922,351 and $584,186, respectively. The net loss for the three-month period ended March 31, 2017 and 2016 was $1,557,673 and $651,690, respectively. This change is primarily attributable to the net loss for the current period offset by the change in prepaid expenses of $10,000, depreciation expense of $9,301, share-based compensation of $186,977, the accretion of debt discount and debt issuance costs of $330,897, the loss on settlement of vendor liabilities of $110,674, and the derivative expense of $254,470. These increases were offset by changes in accounts payable and accrued expenses $43,231 and the change in fair value of the derivative liability of $223,766, respectively.

Net cash used in investing activities for the three-month period ended March 31, 2017 and 2016 was $0 and $43,957 for the purchase of property and equipment.

Net cash provided by financing activities for the three-month period ended March 31, 2017 and 2016 was $801,820 and $198,833. During the 2017 period, the Company was predominantly financed by issuance of notes and related party notes of $926,585 and $90,000, respectively. These increases were offset by repayment of related party notes and line of credit of $120,000 and $19,206, respectively. The Company also paid $75,559 for debt issuance costs during the 2017 three-month period. During the 2016 period, the Company was predominantly financed by issuance of notes and preferred stock.

Off-Balance Sheet Arrangements

As of March 31, 2017, we have no off-balance sheet arrangements.

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

Derivative Liability

The Company evaluates its debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company adopted Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock.  Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.

The Company utilizes an option pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The Company records the change in the fair value of the derivative as other income or expense in the consolidated statements of operations.

Stock Based Compensation

All stock-based payments to employees, non-employee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period. Stock-based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are non-forfeitable the measurement date is the date the award is issued.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as disclosed in the financial notes above, there were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2017 that were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 12, 2017, the Company assigned the right, title and interest to all of the membership interests of the above listed subsidiaries, with the exception of Jerrick Ventures, LLC, to the Company’s Chief Executive Officer, Jeremy Frommer, in consideration for Mr. Frommer’s assumption of all liabilities of such subsidiaries, if any, with such assignment and assumption effected entirely in the interest of corporate efficiency.  The Board reviewed the transaction and believes it to be fair in all respects, deeming it to advance the Company’s business interests by allowing the Company to divest non-producing and non-operating subsidiaries at no cost to the Company.  All of the Company’s operations have been, and will continue to be, run through its operating subsidiary, Jerrick Ventures LLC.

On May 9, 2017, the Company entered into a Revolving Line of Credit (the “LOC”) with Grawlin, LLC, an LLC controlled by Arthur Rosen, a related party. The LOC is was established for a period of twelve months in which the Company can borrow principal up to $130,000. The LOC bears interest at a rate of 18%. The Company shall repay the LOC and any accrued interest from any net revenue derived from the sale future sales of Guccione artwork and memorabilia as well as certain other products through Everything But The House ("EBTH") based on its auction revenue sharing model, immediately upon receipt (the "EBTH Repayments") used to repay first, any unpaid accrued interest and second, any unpaid principal balance. Failure to pay the EBTH Repayments within 3 business days of receipt shall constitute an Event of Default.

On May 12, 2017, in connection with the LOC the Company issued a promissory note in the principal aggregate amount of $56,000 in favor Grawlin, LLC.

Item 6. Exhibits.

Exhibit No.	Description

10.1*	Assignment and Assumption Agreement, Dated May 12, 2017

10.2*	Line of Credit Agreement, dated May 9, 2017, by and between the Company and Arthur Rosen

10.3*	Promissory Note issued in favor Grawlin, LLC, dated May 12, 2017.

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROW SOLUTIONS HOLDINGS, INC.

Date: May 15, 2017	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

