Form 10-Q
period 2017-06-30
Jerrick Media Holdings, Inc.
filed 2017-08-14
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

As of August 14, 2017, there were 38,842,729 shares outstanding of the registrant’s common stock.

Jerrick Media Holdings, Inc.

June 30, 2017 and 2016

Jerrick Media Holdings, Inc.
Condensed Consolidated Balance Sheet
(Unaudited)

	June 30, 2017	December 31, 2016

Assets

Current Assets
Cash	$5,277	$174,494
Prepaid expenses	-	10,000
Total Current Assets	5,277	184,494

Property and equipment, net	53,125	71,829

Security deposit	38,445	38,445

Minority investment in business	83,333	83,333

Total Assets	$180,180	$378,101

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$1,099,471	$1,387,068
Accrued dividends	360,555	259,170
Demand loan	10,366	10,366
Convertible Notes - related party, net of debt discount	48,904	-
Convertible Notes, net of debt discount and Issuance costs	453,028	268,823
Current portion of capital lease payable	4,732	3,524
Note payable - related party, net of debt discount	1,522,467	1,365,325
Note payable, net of debt discount and Issuance costs	738,405	15,579
Derivative liability	945,403	-
Line of credit - related party	130,000	-
Line of credit	204,943	235,141

Total Current Liabilities	5,518,274	3,544,996

Non-current Liabilities:
Capital lease payables	-	1,208

Total Non-current Liabilities	-	1,208

Total Liabilities	5,518,274	3,546,204

Commitments and contingencies

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value, 32,166 and 33,314 shares issued and outstanding, respectively	32	33
Series B Preferred stock, $0.001 par value, 8,063 and 7,000 shares issued and outstanding, respectively	8	8
Series D Preferred stock, $0.001 par value, 914 and 0 shares issued and outstanding, respectively	1	1
Common stock par value $0.001: 300,000,000 shares authorized; 38,401,322 and 33,894,582 issued and outstanding as of June 30, 2017 and December 31, 2016 respectively	38,402	33,895
Additional paid in capital	10,855,781	10,075,941
Accumulated deficit	(16,232,318)	(13,277,981)
	(5,338,094)	(3,168,103)

Total Liabilities and Stockholders’ Deficit	$180,180	$378,101

Jerrick Media Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net revenue	$52,259	$63,932	$94,101	$184,640

Cost of revenue	-	8,923	-	43,321

Gross margin	52,259	55,009	94,101	141,319

Operating expenses
Compensation	709,296	327,548	1,091,407	713,439
Consulting fees	37,565	405,889	341,570	515,007
General and administrative	253,017	338,020	636,754	547,857

Total operating expenses	999,878	1,071,457	2,069,731	1,776,303

Loss from operations	(947,619)	(1,016,448)	(1,975,630)	(1,634,984)

Other income (expenses)
Interest expense	(87,318)	(4,364,460)	(144,705)	(4,397,614)
Accretion of debt discount and issuance cost	(620,586)	(15,974)	(951,484)	(15,974)
Derivative expense	-	-	(254,470)
Change In derivative liability	360,244	-	584,011	-
Settlement of vendor liabilities	-	-	(110,674)	-

Other income (expenses), net	(347,660)	(4,380,434)	(877,322)	(4,413,588)

Loss before income tax provision	(1,295,279)	(5,396,882)	(2,852,952)	(6,048,572)

Income tax provision	-	-	-	-

Net loss	$(1,295,279)	$(5,396,882)	$(2,852,952)	$(6,048,572)

Per-share data
Basic and diluted loss per share	$(0.03)	$(0.17)	$(0.08)	$(0.20)

Weighted average number of common shares outstanding	38,014,509	31,682,537	37,247,125	29,879,099

Jerrick Media Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2017	June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,852,952)	$(6,048,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,704	20,784
Accretion of debt issuance costs	120,332	-
Accretion of debt discount	831,151	40,399
Share-based compensation	627,619	66,174
Loss on settlement of vendor liabilities	110,674	-
Change in fair value of derivative liability	(584,010)	-
Derivative expense	254,470	-
Changes in operating assets and liabilities:
Prepaid expenses	10,000	(10,000)
Security deposit	-	(32,775)
Accounts payable and accrued expenses	77,642	276,268
Accrued liquidating damages	-	4,346,490
Net Cash Used In Operating Activities	(1,386,370)	(1,341,232)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	-	(43,956)
Net Cash Used In Investing Activities	-	(43,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	-	(107,415)
Net proceeds from issuance of notes	991,585	106,000
Net proceeds from issuance of preferred stock	-	94,248
Proceeds from issuance of convertible note	121,500	-
Proceeds from issuance of convertible notes - related party	50,000	-
Proceeds from issuance of note payable - related party	185,000	1,000,000
Repayment of note payable - related party	(120,000)	-
Proceeds from issuance of line of credit - related party	130,000	-
Repayment of line of credit	(41,706)	-
Cash paid for debt issuance costs	(99,226)	-
Net Cash Provided By Financing Activities	1,217,153	1,092,833

Net Change in Cash	(169,217)	(292,355)

Cash - Beginning of Period	174,494	438,629

Cash - End of Period	$5,277	$146,274

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$3,534	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of vendor liabilities	$353,732	$-
Conversion of interest	$-	$108,843
Debt discount on convertible note	$90,470	$24,425
Debt discount on related party note payable	$13,627	$166,591
Debt discount on note payable	$5,683	$-
Accrued dividends	$101,385	$-
Warrants at issuance of debt	$1,184,473	$-

Jerrick Media Holdings, Inc.

June 30, 2017 and 2016

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

Jerrick is a technology company focused on the development of digital communities, marketing branded digital content, and e-commerce opportunities. Jerrick’s content distribution platform, Vocal, delivers a robust long-form, digital publishing platform organized into highly engaged niche-communities capable of hosting all forms of rich media content. Through Jerrick’s proprietary algorithm dynamics, Vocal enhances the visibility of content and maximizes viewership, providing advertisers access to target markets that most closely match their interests.

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

Principles of consolidation

The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

As of June 30, 2017, the Company’s consolidated subsidiaries and/or entities are as follows:

Name of combined affiliate	State or other jurisdiction of incorporation or organization	Company interest

Jerrick Ventures LLC	The State of Delaware	100%

All inter-company balances and transactions have been eliminated.

On May 12, 2017, the Company assigned the right, title and interest to all of the membership interests of the above listed subsidiaries, with the exception of Jerrick Ventures, LLCcertain inactive subsidiaries, to the Company’s Chief Executive Officer, Jeremy Frommer, in consideration for Mr. Frommer’s assumption of all liabilities of such subsidiaries, if any, with such assignment and assumption effected entirely in the interest of corporate efficiency. The Board reviewed the transaction and believes it to be fair in all respects, deeming it to advance the Company’s business interests by allowing the Company to divest non-producing and non-operating subsidiaries at no cost to the Company. All of the Company’s operations have been, and will continue to be, run through its operating subsidiary, Jerrick Ventures LLC.

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

The Company recorded a markdown of $0 and $0 as of June 30, 2017 and 2016, respectively, due to slow moving inventory.

There was no lower of cost or market adjustments for the reporting period ended June 30, 2017 or 2016.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three months ended June 30, 2017 and 2016 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Options	17,549,990	550,000
Warrants	22,073,481	13,541,667
Convertible notes	2,000,000	-
Totals	41,623,471	14,091,667

Subsequent Events

The Company has evaluated events that occurred subsequent to June 30, 2017 and through the date the financial statements were issued.

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year presentation. These reclassifications did not affect the prior period total assets, total liabilities, stockholders’ deficit, net loss or net cash used in operating activities.

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

Note 3 – Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit at June 30, 2017, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenues; however, its cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds by way of a public or private offering of its debt or equity securities, there can be no assurance to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues and its ability to raise additional funds by way of a public or private offering.

The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	June 30, 2017	December 31, 2016
Computer Equipment	$219,653	$219,653
Furniture and Fixtures	61,803	61,803
	281,456	281,456
Less: Accumulated Depreciation	(228,331)	(209,627)
	$53,125	$71,829

Depreciation expense was $9,404 and $10,812 for the three months ended June 30, 2017 and 2016, respectively. Depreciation expense was $18,704 and $20,784 for the six months ended June 30, 2017 and 2016, respectively.

Note 5 – Line of Credit

Line of credit as of June 30, 2017 and December 31, 2016 is as follows:

	Outstanding Balances as of
	June 30, 2017	December 31, 2016
March 19, 2009	193,496	203,988
October 4, 2016	11,447	31,153
	$204,943	$235,141

On March 19, 2009 Astoria Surgical Supplies North LLC signed a revolving note (the “Note”) at PNC Bank (the “Bank”). The outstanding balance of this Note is limited to $200,000 and expired March 19, 2010. The outstanding balance accrues interest at a variable rate. The interest rate is subject to change based on changes in an independent index which is the highest Prime Rate as published in the “Money Rates” section of the Wall Street Journal. Interest is payable monthly and the rate as of December 31, 2016 and 2015 was 3.75% and 4.50%, respectively. The Company had been in payment default since March 19, 2010; however, on May 3, 2017, the Company agreed to pay back the line of credit by October 2, 2017.

The balance outstanding on the revolving note at June 30, 2017 and December 31, 2016 was $193,496 and $203,988, respectively.

On October 4, 2016, the Company signed a revenue based factoring agreement (the “Note) with Imperial Advance, LLC. The company received proceeds of $40,000 and agrees to pay $52,400 of future receivables. The debenture is secured by an officer of the Company.

The balance outstanding on the revenue based factoring agreement at June 30, 2017 and December 31, 2016 was $11,447 and $31,153, respectively.

Note 6 –Note Payable

Notes payable as of June 30, 2017 and December 31, 2016 is as follows:

	Outstanding Principal as of				Warrants
	June 30, 2017	December 31, 2016	Interest Rate	Maturity Date	Quantity	Exercise Price
October 25, 2016	25,000	25,000	9%	July 1, 2017	50,000	0.30
February 22, 2017	975,510	-	12%	September 1, 2017	6,161,615	0.20
June 2, 2017	50,000	-	15%	July 1, 2017	25,000	0.20
June 8, 2017	25,000	-	15%	July 8, 2017	12,500	0.20
	1,075,510	25,000
Less: Debt Discount	(284,249)	(9,421)
Less: Debt Issuance Costs	(52,856)	-
	$738,405	$15,579

On October 25, 2016, the Company entered into a loan agreement (the “October 2016 Loan Agreement”) with an individual (the “October 2016 Lender”), pursuant to which on October 25, 2016 (the “Closing Date”), the Lender issued the Company a promissory note of $25,000 (the “October 2016 Note”). Pursuant to the October 2016 Loan Agreement, the October 2016 Note bears interest at a rate of 9% per annum. As additional consideration for entering in the October 2016 Loan Agreement, the Company issued the October 2016 Lender a five-year warrant to purchase 50,000 shares of the Company’s common stock at a price of $0.30 per share . The maturity date of the October 2016 Note was July 1, 2017 (the “October 2016 Note Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the October 2016 Note were due. As of the date of this filing the October 2016 Loan was repaid.

 On June 2, 2017, the Company entered into a loan agreement (the “First June 2017 Loan Agreement”) with an individual (the “First June 2017 Lender”), the First June 2017 Lender issued the Company a promissory note of $50,000 (the “First June 2017 Note”). The First June 2017 Note is secured by an officer of the Company. Pursuant to the First June 2017 Loan Agreement, the First June 2017 Note bears interest at a rate of 15% per annum. As additional consideration for entering in the First June 2017 Loan Agreement, the Company issued the First June 2017 Lender a five-year warrant to purchase 25,000 shares of the Company’s common stock with an exercise price of $0.20 per share The maturity date of the First June 2017 Note was July 1, 2017 (the “First June 2017 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the First June 2017 Note were due. As of the date of this filing the First June 2017 Note was repaid.

 On June 8, 2017, the Company entered into a loan agreement (the “Second June 2017 Loan Agreement”) with an individual (the “Second June 2017 Lender”), the Second June 2017 Lender issued the Company a promissory note of $25,000 (the “Second June 2017 Note”). The Second June 2017 Note is secured by an officer of the Company. Pursuant to the Second June 2017 Loan Agreement, the Second June 2017 Note bears interest at a rate of 15% per annum. As additional consideration for entering in the Second June 2017 Loan Agreement, the Company issued Second June 2017 Lender a five-year warrant to purchase 12,500 shares of the Company’s common stock at a purchase price of $0.20 per share. The maturity date of the Second June 2017 Note was July 8, 2017 (the “Second June 2017 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts were due. As of the date of this filing the Second June 2017 Note was repaid.

Private Placement Offering:

On February 22, 2017, the Company conducted the initial closing (the “Initial Closing”) of a private placement offering (the “February 2017 Offering”) of the Company’s securities by entering into a subscription agreement (the “Subscription Agreement”) for gross proceeds of $140,605.

On March 17, 2017, the Company conducted the final closing of the February 2017 Offering by entering into Subscription Agreements with eight accredited investors for additional gross proceeds of $775,980. In the aggregate, the Company entered into Subscription Agreements offering up to $1,000,000 of face value in secured promissory notes (the “February 2017 Offering Notes”) with an original issue discount of six percent (6%) and warrants to purchase the Company’s common stock (the “February 2017 Offering Warrants”). Pursuant to the Subscription Agreements, the Company issued $975,511 aggregate principal amount of the February 2017 Offering Notes due on September 1, 2017 and warrants to purchase shares of the Company’s common stock for aggregate gross proceeds of $916,585.

The February 2017 Offering Notes are convertible into shares of the Company’s common stock at the time of Company’s next round of financing (the “Subsequent Offering”) at a price equal to eighty-five percent (85%) of the price per share offered in the Subsequent Offering (the “Conversion Price”). The February 2017 Offering Warrants have a five-year term. Investors received the February 2017 Offering Warrants in the following amounts: (i) Investors purchasing $150,000 or more of the Offering received a Warrant equal to one hundred thirty percent (130%) of the dollar amount invested in the Offering; (ii) investors purchasing at least $100,000 but less than $150,000 of the February 2017 Offering received a February 2017 Offering Warrant equal to one hundred percent (100%) of the dollar amount invested in the Offering; and (iii) investors purchasing less than $100,000 of the Offering received to a February 2017 Offering Warrant equal to seventy percent (70%) of the dollar amount invested in the Offering. The Warrants entitle the holder to purchase shares of the Company’s common stock at $0.20 per share (the “Exercise Price”).

The Conversion Price and the Exercise Price are subject to adjustments for issuances of (i) the Company’s common stock, (ii) any equity linked instruments or (iii) securities convertible into the Company’s common stock, at a purchase price of less than the prevailing Conversion Price or Exercise Price. Such adjustments shall result in the Conversion Price or Exercise Price being reduced to such lower purchase price, as described in the February 2017 Offering Notes and the February 2017 Offering Warrants.

Note 7 – Convertible Note Payable

Convertible notes payable as of June 30, 2017 and December 31, 2016 is as follows:

	Outstanding Principal as of					Warrants
	June 30, 2017	December 31, 2016	Interest Rate	Conversion Price	Maturity Date	Quantity	Exercise Price
November - December, 2016	400,000	400,000	10%	0.30	November 1, 2017	400,000	0.30
December 27, 2016	100,000	100,000	10%	0.30	December 27, 2017	100,000	0.30
June, 2017	121,500	-	12%	Not Applicable	September 1, 2017	114,700	0.20
	621,500	500,000
Less: Debt Discount	(124,403)	(184,398)
Less: Debt Issuance Costs	(44,069)	(46,779)
	$453,028	$268,823

During the months of November and December 2016, the Company issued convertible notes to third party lenders totaling $400,000. The notes accrue interest at 10% per annum and mature with interest and principal both due on November 1, 2017 through December 29, 2017 . The notes and accrued interest are convertible at a conversion price as defined therein. In addition, in connection with the notes the Company issued five-year warrants to purchase an aggregate of 400,000 shares of Company common stock at a purchase price of $0.30 per share.

On December 27, 2016, the Company issued a convertible note to a third party lender totaling $100,000 (the “December 2016 Note”). The December 2016 Note accrues interest at 10% per annum and matures with interest and principal both due on December 27, 2017. In addition, the Company issued a warrant to purchase 100,000 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $0.40 per share for a period of five years from the issue date. The December 2016 Note and accrued interest are convertible at a conversion price of $0.30 per share, subject to adjustment.

During the month of June, 2017 the Company issued convertible notes to third party lenders totaling $121,500. The notes accrue interest at 12% per annum and mature with interest and principal both due on September 1, 2017. The notes and accrued interest may be converted into a subsequent offering at a 15% discount to the offering price are convertible at a conversion price as defined therein. In addition, the Company issued warrants to purchase 102,550 shares of Company common stock. The warrants entitle the holders to purchase the Company’s common stock at a purchase price of $0.20 per share for a period of five years from the issue date.

As of June 30, 2017, the total outstanding balance of such convertible notes payable was $453,028, net of debt discount and debt issuance costs of $124,403 and $44,069, respectively.

Note 8 – Related Party Loan

Convertible notes

Convertible notes payable – related party as of June 30, 2017 and December 31, 2016 is as follows:

	Outstanding Principal as of				Warrants
	June 30, 2017	December 31, 2016	Interest Rate	Maturity Date	Quantity	Exercise Price
April 25, 2017	25,000	-	12%	September 1, 2017	17,500	0.20
April 25, 2017	25,000	-	12%	September 1, 2017	17,500	0.20
	50,000	-
Less: Debt Discount	(1,096)	-
	$48,904	$-

On April 25, 2017, the Company issued convertible notes to Arthur Rosen, a lender, totaling $25,000 (the “April Rosen Note”). The April Rosen Notes accrue interest at 12% per annum and mature with interest and principal both due on September 1, 2017. In addition, in connection with the April Rosen Notes, the Company issued a five-year warrant to purchase 17,500 shares of Company common stock at a purchase price of $0.20 per share. The April Rosen Notes and accrued interest may be converted into a subsequent offering at a 15% discount to the offering price as defined.

On April 25, 2017, the Company issued a convertible note to Chris Gordon, a lender totaling $25,000 (the “April Gordon Notes”). The April Gordon Notes accrue interest at 12% per annum and matures with interest and principal both due on September 1, 2017. In addition, the Company issued a five-year warrant to purchase 17,500 shares of Company common stock at a purchase price of $0.20 per share. The April Gordon Notes and accrued interest may be converted into a subsequent offering at a 15% discount to the offering price.

As of June 30, 2017, the total outstanding balance of the April Rosen Notes and April Gordon Notes - related party was $ 48,904, net of debt discount of $1,096.

Notes payable

Notes payable – related party as of June 30, 2017 and December 31, 2016 is as follows:

	Outstanding Principal as of				Warrants
	June 30, 2017	December 31, 2016	Interest Rate	Maturity Date	Quantity	Exercise Price
May 26, 2016	1,000,000	1,000,000	13%	November 26, 2017	1,000,000	0.40
September 12, 2016	40,000	100,000	12%	November 22, 2017	17,500	0.20
September 20, 2016	-	10,000	10%	March 20, 2017	235,000	0.40
October 13, 2016	50,000	50,000	12%	November 22, 2017	50,000	0.40
October 24, 2016	15,000	15,000	9%	January 1, 2018	30,000	0.30
October 31, 2016	-	10,000	10%	November 10, 2016	10,000	0.30
November 22, 2016	225,000	225,000	10%	November 22, 2017	750,000	0.30
December 21, 2016	50,000	50,000	10%	November 22, 2017	166,666	0.30
January 25, 2017	50,000	-	10%	January 1, 2018	50,000	0.30
March 2, 2017	10,000	-	10%	January 21, 2018	10,000	0.30
April 12, 2017	10,000	-	10%	January 21, 2018	17,500	0.20
April 12, 2017	10,000	-	10%	September 1, 2017	17,500	0.20
May 4, 2017	15,000	-	12%	September 1, 2017	10,500	0.30
May 11, 2017	20,000	-	10%	September 30, 2017	20,000	0.20
June 26, 2017	30,000	-	10%	January 21, 2018	22,500	0.20
	1,525,000	1,460,000
Less: Debt Discount	(2,533)	(94,675)
	$1,522,467	$1,365,325

On May 26, 2016, the Company entered into a loan agreement (the “May 2016 Rosen Loan Agreement”) with Arthur Rosen, an individual (“Rosen”), pursuant to which on May 26, 2016 (the “Closing Date”), Rosen provided the Company a secured term loan of $1,000,000 (the “May 2016 Rosen Loan”). In connection with the May 2016 Rosen Loan Agreement, on May 26, 2016, the Company and Rosen entered into a security agreement (the “Rosen Security Agreement”), pursuant to which the Company granted to Rosen a senior security interest in substantially all of the Company’s assets as security for repayment of the May 2016 Rosen Loan. Pursuant to the May 2016 Rosen Loan Agreement, the May 2016 Rosen Loan bears interest at a rate of 12.5% per annum, compounded annually and payable on the maturity date of May 26, 2017 (the “May 2016 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the May 2016 Rosen Loan are due. The Company entered into an amendment to the May 2016 Rosen Loan extending the May 2016 Rosen Maturity Date to November 26, 2017. As additional consideration for entering in the May 2016 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 1,000,000 shares of the Company’s common stock at a purchase price of $0.40 per share (the “May 2016 Rosen Warrant”). The May 2016 Rosen Warrant contains anti-dilution provisions as further described therein.

On September 12, 2016, the Company entered into a loan agreement (the “September 2016 Rosen Loan Agreement”) with Rosen, pursuant to which on September 12, 2016 (the “Closing Date”), the Company issued Rosen a promissory note of $100,000 (the “September 2016 Rosen Note”). Pursuant to the September 2016 Rosen Loan Agreement, the September 2016 Rosen Note bears interest at a rate of 12% per annum. As additional consideration for entering in the September 2016 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 150,000 shares of the Company’s common stock at a purchase price of $0.40 per share. All outstanding principal, accrued and unpaid interest and other amounts due under the September 2016 Rosen Note are due on the maturity date. The original maturity date of the September 2016 Rosen Note was October 12, 2016. The Company entered into an amendment to the September 2016 Rosen Note , extending maturity date to November 22, 2017.

On October 13, 2016, the Company entered into a loan agreement (the “October 2016 Gordon Loan Agreement”) with Chris Gordon, an individual (the “Gordon”), pursuant to which on October 13, 2016 (the “Closing Date”), the Company issued a promissory note of $50,000 to Gordon (the “October 2016 Gordon Note”). Pursuant to the October 2016 Gordon Loan Agreement, the October 2016 Gordon Note bears interest at a rate of 12% per annum. As additional consideration for entering in the October 2016 Gordon Loan Agreement, the Company issued Gordon a five-year warrant to purchase 50,000 shares of the Company’s common stock at a purchase price of $0.40 per share. All outstanding principal, accrued and unpaid interest and other amounts due under the October 2016 Gordon Note are due on the November 12, 2016 (the “October 2016 Gordon Note Maturity Date”). The Company entered into an amendment to the October 2016 Gordon Note, extending the October 2016 Gordon Note Maturity Date to November 22, 2017.

On October 24, 2016, the Company entered into a loan agreement (the “October 2016 Schiller Loan Agreement”) with Leonard Schiller, a Board Member (the “Schiller”), pursuant to which on October 24, 2016 (the “Closing Date”), the Company issued Schiller a promissory note of $15,000 (the “October 2016 Schiller Note”). Pursuant to the October 2016 Schiller Loan Agreement, the October 2016 Schiller Note bears interest at a rate of 9% per annum. As additional consideration for entering in the October 2016 Schiller Loan Agreement, the Company issued Schiller a 5-year warrant to purchase 30,000 shares of the Company’s common stock at a purchase price of $0.30 per share. All outstanding principal, accrued and unpaid interest and other amounts due under the October 2016 Schiller Note were due July 1, 2017 (the “October 2016 Schiller Note Maturity Date”). The Company entered into an amendment to the October 2016 Schiller Note, extending the October 2016 Schiller Note Maturity Date to January 1, 2018..

On October 31, 2016, the Company entered into a loan agreement (the “October 2016 Rosen Loan Agreement”) with Rosen, pursuant to which on October 31, 2016 (the “Closing Date”), Company issued Rosen a promissory note of $10,000 (the “October 2016 Rosen Note”). Pursuant to the October 2016 Rosen Loan Agreement, the October 2016 Rosen Note bears interest at a rate of 10% per annum. As additional consideration for entering in the October 2016 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.30 per share. All outstanding principal, accrued and unpaid interest and other amounts due under the October 2016 Rosen Note were due on November 10, 2016 (the “October 2016 Rosen Note Maturity Date”). The Company entered into an amendment to the October 2016 Rosen Note and the October 2016 Rosen Note Maturity Date was extended to January 1, 2018.

On December 21, 2016, the Company entered into a loan agreement (the “December 2016 Gordon Loan Agreement”) with Gordon, pursuant to which on December 21, 2016 (the “Closing Date”), the Company issued Gordon a promissory note of $275,000 (the “December 2016 Gordon Note”). Pursuant to the December 2016 Gordon Loan Agreement, the December 2016 Gordon Note bears interest at a rate of 10% per annum. As additional consideration for entering in the December 2016 Gordon Loan Agreement, the Company issued Gordon a five-year warrant to purchase 166,666 shares of the Company’s common stock at a purchase price of $0.40 per share. All outstanding principal, accrued and unpaid interest and other amounts due under the Loan were due on January 20, 2017 (the “December 2016 Gordon Note Maturity Date”). The Company entered into an amendment to the December 2016 Gordon Note, extending the December 2016 Gordon Note Maturity Date to November 22, 2017.

On January 25, 2017, the Company entered into a loan agreement (the “January 2017 Rosen Loan Agreement”) with Rosen pursuant to which on January 25, 2017 (the “Closing Date”), the Company issued Rosen a promissory note of $50,000 (the “January 2017 Rosen Note”). The January 2017 Rosen Note is secured by an officer of the Company. Pursuant to the January 2017 Rosen Loan Agreement, the January 2017 Rosen Note bears interest at a rate of 10% per annum. As additional consideration for entering in the January 2017 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 50,000 shares of the Company’s common stock at a purchase price of $0.30 per share. All outstanding principal, accrued and unpaid interest and other amounts due under the January 2017 Rosen Note were due July 1, 2017 (the January 2017 Rosen Note Maturity Date. The Company entered into an amendment to the January 2017 Rosen Note, extending the January 2017 Rosen Note Maturity Date to January 1, 2018.

On January 26, 2017, the Company entered into a loan agreement (the “January 2017 Gordon Loan Agreement”) with Gordon pursuant to which on January 26, 2017 (the “Closing Date”), the Company issued Gordon a promissory note of $50,000 (the “January 2017 Gordon Note”). The January 2017 Gordon Note is secured by an officer of the Company. Pursuant to the January 2017 Gordon Loan Agreement, the January 2017 Gordon Note bears interest at a rate of 10% per annum. As additional consideration for entering in the January 2017 Gordon Loan Agreement, the Company issued Gordon a five-year warrant to purchase 50,000 shares of the Company’s common stock at a purchase price of $0.30 per share. All outstanding principal, accrued and unpaid interest and other amounts due under the January 2017 Gordon Note are due November 22, 2017.

On February 7, 2017, the Company entered into a loan agreement (the “February 2017 Schiller Loan Agreement”) with Schiller, a member of the Board, pursuant to which on October 24, 2016 (the “Closing Date”), the the Company issued Schiller a promissory note of $10,000 (the “February 2017 Schiller Note”). The February 2017 Schiller Note is secured by an officer of the Company. Pursuant to the February 2017 Schiller Loan Agreement, the February 2017 Schiller Note bears interest at a rate of 10% per annum. As additional consideration for entering in the February 2017 Schiller Note Loan Agreement, the Company issued Schiller a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.30 per share. All outstanding principal, accrued and unpaid interest and other amounts due under the February 2017 Schiller Note were due on May 7, 2017 (the “February 2017 Schiller Note”). The Company entered into an amendment to the February 2017 Schiller Note, extending the February 2017 Schiller Note Maturity Date to January 21, 2018.

On April 12, 2017, the Company entered into a loan agreement (the “April 2017 Schiller Loan Agreement”) with Schiller, a member of the Board, whereby the Company issued Schiller a promissory note of $10,000 (the “April 2017 Schiller Note”). The April 2017 Schiller Note is secured by an officer of the Company. Pursuant to the April 2017 Schiller Loan Agreement, the April 2017 Schiller Note bears interest at a rate of 10% per annum. As additional consideration for entering in the April 2017 Schiller Loan Agreement, the Company issued Schiller a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.30 per share. All outstanding principal, accrued and unpaid interest and other amounts due under the April 2017 Schiller Note are due on September 1, 2017.

On April 12, 2017, the Company entered into a loan agreement (the “April 2017 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $10,000 (the “April 2017 Rosen Note”). The April 2017 Rosen Note is secured by an officer of the Company. Pursuant to the April 2017 Rosen Loan Agreement, the April 2017 Rosen Note bears interest at a rate of 10% per annum. As additional consideration for entering in the April 2017 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.30 per share. All outstanding principal, accrued and unpaid interest and other amounts due under the April 2017 Rosen Note were due on June 30, 2017 (“April 2017 Rosen Note Maturity Date”). The Company entered into an amendment to the April 2017 Rosen Note, extending the maturity date to January 21, 2018.

On May 4, 2017, the Company entered into a loan agreement (the “May 2017 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $15,000 (the “May 2017 Rosen Note”). The May 2017 Rosen Note is secured by an officer of the Company. Pursuant to the May 2017 Rosen Note Loan Agreement, the May 2017 Rosen Note bears interest at a rate of 12% per annum. As additional consideration for entering in the May 2017 Rosen Note Loan Agreement, the Company issued Rosen a five-year warrant to purchase 10,500 shares of the Company’s common stock at a purchase price of $0.30 per share. All outstanding principal, accrued and unpaid interest and other amounts due under the May 2017 Rosen Note are due on September 1, 2017.

On May 11, 2017, the Company entered into a loan agreement (the “May 2017 Schiller Loan Agreement”) with a Schiller, a member of the Board, whereby the Company issued Schiller a promissory note of $20,000 (the “May 2017 Schiller Note ”). Pursuant to the May 2017 Schiller Loan Agreement, the May 2017 Schiller Note bears interest at a rate of 10% per annum. As additional consideration for entering in the May 2017 Schiller Note Loan Agreement, the Company issued Schiller a five-year warrant to purchase 20,000 shares of the Company’s common stock at a purchase price of $0.20 per share. All outstanding principal, accrued and unpaid interest and other amounts due under the May 2017 Schiller Note are due on September 30, 2017.

On June 26, 2017, the Company entered into a loan agreement (the “June 2017 Schiller Loan Agreement”) Schiller, a member of the Board, whereby the Company issued Schiller a promissory note of $30,000 (the “June 2017 Schiller Note”). Pursuant to the June 2017 Schiller Loan Agreement, the June 2017 Schiller Note bears interest at a rate of 10% per annum. As additional consideration for entering in the June 2017 Schiller Loan Agreement, the Company issued Schiller a five-year warrant to purchase 22,500 shares of the Company’s common stock at a purchase price of $0.20 per share. All outstanding principal, accrued and unpaid interest and other amounts due under the June 2017 Schiller Note were due on July 3, 2017 (“June 2017 Schiller Note Maturity Date”). The Company entered into an amendment to the June 2017 Schiller Note extending the Maturity Date to January 21, 2018.

As of June 30, 2017, the total outstanding balance of related party notes payable was $1,522,467, net of debt discount of $2,533. As of December 31, 2016, the total outstanding balance of related party notes payable was $1,350,325, net of debt discount of $94,675.

Line of credit

On May 9, 2017, the Company entered into a Revolving Line of Credit (the “LOC”) with Grawlin, LLC, an LLC controlled by Arthur Rosen, a related party. The LOC is was established for a period of twelve months in which the Company can borrow principal up to $130,000. The LOC bears interest at a rate of 18%.

On May 09, 2017, in connection with the LOC the Company issued a promissory note in the principal aggregate amount of $56,000 in favor Grawlin, LLC.

On May 16, 2017, in connection with the LOC the Company issued a promissory note in the principal aggregate amount of $30,000 in favor Grawlin, LLC.

On May 22, 2017, in connection with the LOC the Company issued a promissory note in the principal aggregate amount of $6,000 in favor Grawlin, LLC.

On May 25, 2017, in connection with the LOC the Company issued a promissory note in the principal aggregate amount of $35,000 in favor Grawlin, LLC.

On June 16, 2017, in connection with the LOC the Company issued a promissory note in the principal aggregate amount of $3,000 in favor Grawlin, LLC.

As of June 30, 2017, the total outstanding balance of line of credit - related party was $130,000.

Note 9 – Capital Leases Payable

Capital lease obligation consisted of the following:

		June 30, 2017	December 31, 2016

(i)	Capital lease obligation to a financing company for a term of five (5) years, collateralized by equipment, with interest at 10.0% per annum, with principal and interest due and payable in monthly installments of $383.10	$4,732	$4,732

	Less current maturities	(4,732	(3,524)

	Capital lease obligation, net of current maturities	-	1,208

	TOTAL CAPITAL LEASE OBLIGATION	$4,732	$4,732

The capital leases mature as follows:

2017:	$3,524	$3,524
2018:	1,208	$1,208

Note 10 – Derivative Liabilities

The Company has identified derivative instruments arising from embedded conversion features in the Company’s convertible notes payable and warrants at June 30, 2017. The Company had no financial assets measured at fair value on a recurring basis as of June 30, 2017.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability and warrant liability at the date of issuance and for the convertible notes converted during the three months ended June 30, 2017.

	Low	High
Annual dividend rate	0%	0%
Expected life	0.34	0.83
Risk-free interest rate	1.14%	1.93%
Expected volatility	88.89%	92.96%

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

Remaining term: The Company’s remaining term is based on the remaining contractual maturity of the warrants.

The following are the changes in the derivative liabilities during the three months ended June 30, 2017.

	Three Months Ended June 30, 2017
	Level 1	Level 2	Level 3
Derivative liabilities as January 1, 2017	$-	$-	$-
Addition	-	-	1,529,414
Conversion	-	-
Loss on changes in fair value	-	-	(584,011))
Derivative liabilities as June 30, 2017	$-	$-	$945,403

Note 11 - Stockholders’ Deficit

Shares Authorized

Upon incorporation, the total number of shares of all classes of stock which the Company is authorized to issue is Three Hundred Twenty Million (320,000,000) shares of which Three Hundred Million (300,000,000) shares shall be Common Stock, par value $0.001 per share and Twenty Million (20,000,000) shall be Preferred Stock, par value $0.001 per share. The designations, rights, and preferences of such preferred stock are to be determined by the Board of Directors.

Preferred Stock

Series A Cumulative Convertible Preferred Stock

On February 13, 2015, 100,000 shares of preferred stock were designated as Series A Cumulative Convertible Preferred Stock (“Series A”). Each share of Series A shall have a stated value equal to $100.00 (as adjusted for any stock dividends, combinations or splits with respect to such shares) (the “Series A Stated Value”).

During the year ended December 31, 2015, the Company sold 24,400 shares of Series A for proceeds of $2,450,000. In addition, $800,000 in convertible notes and $91,400 in accrued interest were converted into 8,914 shares of the Company’s Series A.

During the six months ended June 30, 2017, the Company converted 1,148 shares of Series A for 700,000 shares of common stock.

The holders of the Series A shall be entitled to receive preferential dividends at the rate of 6% per share per annum on the Series A Stated Value, but before any dividend or other distribution will be paid or declared and set apart for payment on any shares of any Junior Stock, as defined. Such dividends shall compound annually and be fully cumulative, and shall accumulate from the date of original issuance of the Series A and shall be payable quarterly, in arrears, commencing on the first day of the calendar quarter following the date on which the Series A is issued. Upon the occurrence of an Event of Default (as defined below) and while such Event of Default is outstanding, such dividend rate shall be increased to 15% per annum on the Series A Stated Value. At the Company’s option, such dividend payments may be made in (i) cash (ii) additional shares of Series A valued at the Series A Stated Value thereof, in an amount equal to 150% of the cash dividend otherwise payable or (iii) a combination of cash and additional shares of Series A, provided there is not an existing current Event of Default on the date on which a dividend payment is payable, in which event the Holder entitled to receive such dividend may elect to receive such dividends in cash or additional shares of Series A Preferred.

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

Holder of Series A shall have the right at any time after the issuance, to convert such shares, accrued but unpaid declared dividends on the Series A and any other sum owed by the Corporation arising from the Series A into fully paid and non-assessable shares of Common Stock (the “Conversion Shares”) of the Corporation determined in accordance with the applicable conversion price (the “Conversion Price”).

The number of Conversion Shares issuable upon conversion shall equal (i) the sum of (A) the Series A Stated Value being converted and/or (B) at the Holder’s election, accrued and unpaid dividends or any other component of the Conversion Amount, divided by (ii) the Conversion Price. The Conversion Price of the Series A shall be $0.25, subject to adjustment.

The Corporation and the Holder may not convert that amount of the Conversion Amount on a Conversion Date in amounts that would result in the Holder having a beneficial ownership of Common Stock which would be in excess of the sum of (i) the number of shares of Common Stock beneficially owned by the Holder and its Affiliates on such Conversion Date, and (ii) the number of Conversion Shares issuable upon the conversion of the Conversion Amount with respect to which the determination of this proviso is being made on such Conversion Date, which would result in the aggregate beneficial ownership by the Holder and its Affiliates of more than 4.99% of the outstanding shares of Common Stock of the Corporation. For the purposes of the proviso to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the 1934 Act and Regulation 13d-3 thereunder. Subject to the foregoing, the Holder shall not be limited to successive exercises which would result in the aggregate issuance of more than 4.99%. The Holder may allocate which of the equity of the Corporation deemed beneficially owned by the Holder shall be included in the 4.99% amount described above and which shall be allocated to the excess above 4.99%. The Holder may waive the conversion limitation described in this Section in whole or in part, upon and effective after sixty-one (61) days’ prior written notice to the Corporation.

The holders of our Series A do vote together with the holders of our Common Stock on an as converted basis on each matter submitted to a vote of holders of Common Stock. The number of votes that may be cast by a holder of Series A shall be equal to the number of shares of Common Stock issuable upon conversion of such Holder’s Series A on the record date for determining those stockholders entitled to vote on the matter. In addition, the affirmative vote of the holders of a majority of our outstanding Series A is required to for the following actions:

(a) amending the Corporation’s certificate of incorporation or by-laws if such amendment would adversely affect the Series A

(b) purchasing any of the Corporation’s securities other than required redemptions of Series A and repurchase under restricted stock and option agreements authorizing the Corporation’s employees;

(c) effecting a Liquidation Event;

(d) declaring or paying any dividends other than in respect of the Series A; and

(e) issuing any additional securities having rights senior to or on parity with the Series A.

During the three months ended June 30, 2017, the Company accrued $0 for liquidating damages on the Series A and $0 on the warrants associated with the Series A.

Series B Cumulative Convertible Preferred Stock

On December 21, 2015, 20,000 shares of preferred stock were designated as Series B Cumulative Convertible Preferred Stock (“Series B”). Each share of Series B shall have a stated value equal to $100.00 (as adjusted for any stock dividends, combinations or splits with respect to such shares) (the “Series B Stated Value”).

During the year ended December 31, 2015, the Company sold 7,000 shares of Series B for proceeds of $700,000.

The holders of outstanding shares of Series B shall be entitled to receive preferential dividends at the rate of 6% per share per annum on the Series B Stated Value, but before any dividend or other distribution will be paid or declared and set apart for payment on any shares of any Junior Stock as defined. Such dividends shall compound annually and be fully cumulative, and shall accumulate from the date of original issuance of the Series B, and shall be payable quarterly, in arrears, commencing on the first day of the calendar quarter following the date on which the Series B is issued. Upon the occurrence of an Event of Default as defined below and while such Event of Default is outstanding, such dividend rate shall be increased to 15% per annum on the Series B Stated Value. At the Corporation’s option, such dividend payments may be made in (i) cash (ii) additional shares of Series B valued at the Series B Stated Value thereof, in an amount equal to 100% of the cash dividend otherwise payable or (iii) a combination of cash and additional shares of Series B, provided there is not an existing current Event of Default on the date on which a dividend payment is payable, in which event the Holder entitled to receive such dividend may elect to receive such dividends in cash or additional shares of Series B Preferred.

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

Holders of shares of Series B shall have the right at any time commencing after the issuance to convert such shares, accrued but unpaid declared dividends on the Series B into fully paid and non-assessable shares of Common Stock (the “Conversion Shares”) of the Corporation determined in accordance with the applicable conversion price (the “Conversion Price”). All declared or accrued but unpaid dividends may be converted at the election of the Holder together with or independent of the conversion of the Series B Stated Value of the Series B.

The number of Conversion Shares issuable upon conversion of the Conversion Amount shall equal (i) the sum of (A) the Series B Stated Value being converted and/or (B) at the Holder’s election, accrued and unpaid dividends or any other component of the Conversion Amount, divided by (ii) the Conversion Price. The Conversion Price of the Series B shall be $0.30, subject to adjustment.

The Corporation and the Holder may not convert that amount of the Conversion Amount on a Conversion Date in amounts that would result in the Holder having a beneficial ownership of Common Stock which would be in excess of the sum of (i) the number of shares of Common Stock beneficially owned by the Holder and its Affiliates on such Conversion Date, and (ii) the number of Conversion Shares issuable upon the conversion of the Conversion Amount with respect to which the determination of this proviso is being made on such Conversion Date, which would result in the aggregate beneficial ownership by the Holder and its Affiliates of more than 4.99% of the outstanding shares of Common Stock of the Corporation. For the purposes of the proviso to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the 1934 Act and Regulation 13d-3 thereunder. Subject to the foregoing, the Holder shall not be limited to successive exercises which would result in the aggregate issuance of more than 4.99%. The Holder may allocate which of the equity of the Corporation deemed beneficially owned by the Holder shall be included in the 4.99% amount described above and which shall be allocated to the excess above 4.99%. The Holder may waive the conversion limitation described in this Section in whole or in part, upon and effective after sixty one (61) days’ prior written notice to the Corporation.

The holders of our Series B do vote together with the holders of our Common Stock on an as converted basis on each matter submitted to a vote of holders of Common Stock. The number of votes that may be cast by a holder of Series B shall be equal to the number of shares of Common Stock issuable upon conversion of such Holder’s Series B on the record date for determining those stockholders entitled to vote on the matter. In addition, the affirmative vote of the holders of a majority of our outstanding Series B is required to for the following actions:

(a) amending the Corporation’s certificate of incorporation or by-laws if such amendment would adversely affect the Series B

(b) purchasing any of the Corporation’s securities other than required redemptions of Series B and repurchase under restricted stock and option agreements authorizing the Corporation’s employees;

(c) effecting a Liquidation Event;

(d) declaring or paying any dividends other than in respect of the Company’s Series A or Series B; and

(e) issuing any additional securities having rights senior to the Series B.

During the six months ended June 30, 2017, the Company accrued $0 for liquidating damages on the Series B and $0 on the warrants associated with the Series B.

During the six months ended June 30, 2017, the Company issued 0 shares of Series B upon conversion of interest totaling $0.

Series D Convertible Preferred Stock

On January 29, 2016, 2,100,000 shares of preferred stock were designated as Series D Convertible Preferred Stock (“Series D”). Each share of Series A shall have a stated value equal to $100.00 (as adjusted for any stock dividends, combinations or splits with respect to such shares) (the “Series D Stated Value”).

Holders of shares of Series D shall have the right at any time commencing after the issuance to convert such shares into fully paid and non-assessable shares of Common Stock (the “Conversion Shares”) of the Corporation determined in accordance with the applicable conversion price (the “Conversion Price”).

The number of Conversion Shares issuable upon conversion of the Conversion Amount shall equal (i) the sum of (A) the Series D Stated Value being converted and/or (B) at the Holder’s election, accrued and unpaid dividends or any other component of the Conversion Amount, divided by (ii) the Conversion Price. The Conversion Price of the Series B shall be $0.25, subject to adjustment.

The Corporation and the Holder may not convert that amount of the Conversion Amount on a Conversion Date in amounts that would result in the Holder having a beneficial ownership of Common Stock which would be in excess of the sum of (i) the number of shares of Common Stock beneficially owned by the Holder and its Affiliates on such Conversion Date, and (ii) the number of Conversion Shares issuable upon the conversion of the Conversion Amount with respect to which the determination of this proviso is being made on such Conversion Date, which would result in the aggregate beneficial ownership by the Holder and its Affiliates of more than 4.99% of the outstanding shares of Common Stock of the Corporation. For the purposes of the proviso to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the 1934 Act and Regulation 13d-3 thereunder. Subject to the foregoing, the Holder shall not be limited to successive exercises which would result in the aggregate issuance of more than 4.99%. The Holder may allocate which of the equity of the Corporation deemed beneficially owned by the Holder shall be included in the 4.99% amount described above and which shall be allocated to the excess above 4.99%. The Holder may waive the conversion limitation described in this Section in whole or in part, upon and effective after sixty one (61) days’ prior written notice to the Corporation.

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

The assumptions used for options granted during the three months ended June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Exercise price	0.20-0.75	0.25-0.40
Expected dividends	0%	0%
Expected volatility	63.72% - 92.14%	73.44%-90.05%
Risk free interest rate	1.81% - 2.10%	1%-1.39%
Expected life of option	5 years	4.68-5 years

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – December 31, 2016	2,250,000	$0.34	4.38
Granted	15,399,990	$0.43	4.89
Exercised	-	-	-
Cancelled/Modified	(100,000)	$0.40	-
Balance – June 30, 2017 – outstanding	17,549,990	$0.42	4.77
Balance – June 30, 2017 – exercisable	8,883,322	$0.27	4.65

Outstanding options held by related party – June 30, 2017	17,549,990	$0.42	4.77
Exercisable options held by related party – June 30, 2017	8,883,322	$0.27	4.65

At June 30, 2017, the aggregate intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

Stock-based compensation for stock options has been recorded in the condensed consolidated statements of operations and totaled $463,619 and $0, for the three months ended June 30, 2016 and 2015, respectively.

The following is a summary of the Company’s stock options granted during the six months ended June 30, 2017:

Options	Value	Purpose for Grant
15,399,990	$457,179	Service Rendered

Warrants

The Company applied fair value accounting for all share based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for warrants granted during the three months ended June 30, 2017 are as follows:

	June 30, 2017	December 31, 2016
Exercise price	$0.20-0.30	$0.40
Expected dividends	0%	0%
Expected volatility	62.63%-92.96%	73.44-91.54%
Risk free interest rate	1.77%-2.03%	1.13%-1.39%
Expected life of warrant	5 years	5 years

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2016	15,541,666	$0.36
Granted	6,531,815	$0.20
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2017	22,073,481	$0.31
Exercisable – June 30, 2017	22,073,481	$0.31

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.20 – 0.40	22,073,481	3.70	0.31	22,073,481	0.31

During the six months ended June 30, 2017, a total of 6,199,115.00 warrants were issued with promissory notes (See Note 6 above). The warrants have a grant date fair value of $844,686 using a Black-Scholes option-pricing model and the above assumptions.

During the six months ended June 30, 2017, a total of 114,700.00 warrants were issued with convertible notes (See Note 7 above). The warrants have a grant date fair value of $14,214.28 using a Black-Scholes option-pricing model and the above assumptions.

During the six months ended June 30, 2017, a total of 183,000 warrants were issued with notes payable – related party (See Note 8 above). The warrants have a grant date fair value of $15,650 using a Black-Scholes option-pricing model and the above assumptions.

 During the six months ended June 30, 2017, a total of 35,000 warrants were issued with convertible notes payable – related party (See Note 8 above). The warrants have a grant date fair value of $2,245 using a Black-Scholes option-pricing model and the above assumptions.

Note 12 - Subsequent Events

On July 6, 2017, the Company entered into a loan agreement (the “July 2017 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $25,000 (the “May 2017 Rosen Note”). The July 2017 Rosen Note is secured by an officer of the Company. Pursuant to the July 2017 Rosen Note Loan Agreement, the July 2017 Rosen Note bears interest at a rate of 10% per annum. As additional consideration for entering in the July 2017 Rosen Note Loan Agreement, the Company issued Rosen a five-year warrant to purchase 18,750 shares of the Company’s common stock at a purchase price of $0.20 per share. All outstanding principal, accrued and unpaid interest and other amounts due under the July 2017 Rosen Note are due on July 21, 2017. The Company entered into an amendment to the July 2017 Rosen Note, extending the maturity date to January 21, 2018.

On July 11, 20176, the Company issued a convertible note to a third party lender totaling $222,000 (the “First July 2017 Note”). The First July 2017 Note accrues interest at 8.5% per annum and matures with interest and principal both due on April 11, 2018. In addition, the Company issued a warrant to purchase 350,000 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $0.20 per share for a period of five years from the issue date. The First July 2017 Note and accrued interest are convertible after January 11, 2018 at a conversion price of $0.20 per share, subject to adjustment. In connection with the First July 2017 Note the lender purchased 110,000 shares of the Company’s restricted common stock for proceeds of $22,000.

On July 18, 2017, the Company issued a convertible note to a third party lender totaling $222,000 (the “Second July 2017 Note”). The Second July 2017 Note accrues interest at 8.5% per annum and matures with interest and principal both due on April 18, 2018. In addition, the Company issued a warrant to purchase 350,000 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $0.20 per share for a period of five years from the issue date. The Second July 2017 Note and accrued interest are convertible after January 11, 2018 at a conversion price of $0.20 per share, subject to adjustment. In connection with the Second July 2017 Note the lender purchased 110,000 shares of the Company’s restricted common stock for proceeds of $22,000.

On July 21, 2017, the Company entered into a loan agreement (the “Third July 2017 Loan Agreement”) with an individual (the “Third July 2017 Lender”), the Third July 2017 Lender issued the Company a promissory note of $100,000 (the “Third July 2017 Note”). Pursuant to the Third July 2017 Loan Agreement, the Third July 2017 Note bears interest at a rate of 10% per annum. As additional consideration for entering in the Third July 2017 Loan Agreement, the Company issued the Third July 2017 Lender a five-year warrant to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.20 per share. The maturity date of the Third July 2017 Note is May 21, 2017 (the “Third June 2017 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Third June 2017 Note are due.

On July 24, 2017, the Company issued a convertible note to a third party lender totaling $50,000 (the “Fourth July 2017 Note”). The Fourth July 2017 Note accrues interest at 8.5% per annum and matures with interest and principal both due on April 24, 2018. In addition, the Company issued a warrant to purchase 78,750 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $0.20 per share for a period of five years from the issue date. The Fourth July 2017 Note and accrued interest are convertible after January 24, 2018 at a conversion price of $0.20 per share, subject to adjustment. In connection with the Fourth July 2017 Note the lender purchased 25,000 shares of the Company’s restricted common stock for proceeds of $5,000.

Subsequent to June 30, 2017, a Series A preferred note holder elected to convert $27,500 of principal and $4,711 of dividends into 196,407 shares of the company’s common stock.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the six months ended June 30, 2017 and 2016, included elsewhere in this report.

We are an Internet technology company focused on the development of communities, marketing branded digital content, and e-commerce opportunities. Our flagship product is “Vocal”, a proprietary long form social publishing platform, with our second product “What To Buy”, a curated social shopping network, in beta production.

Vocal enables content creators to reach an engaged audience through our growing portfolio of genre-specific branded websites. By creating communities of engaged, topically focused users through our social platform content creation process, we provide advertisers and marketers access to targeted markets of engaged customers. Content, which includes articles, e-books, videos, and imagery, film and television projects, is derived from external and internal content providers creators and external collaborations. Heretofore, revenue has been generated through the sale of memorabilia from the company owned Guccione property of more than 250,000 items. We commenced the commercial launch of our Vocal platform in November 2016 with six platforms communities and increased the number of platforms communities to 12 18, and we also beta tested the next generation product update of Vocal, designed to activate revenue sources, Vocal 2.0, during the first quarter in 2017. We completed the rollout of Vocal 2.0 subsequent to the end of the second quarter 2017 in August 2017. We intend to generate revenue through: (i) the sale of advertising, native advertising and affiliate marketing related to our content; (ii) the sale of genre-specific products related to our brands and, licensing of our content for download-to-own services; and (iii) royalties and production fees for original content, created for either film, television, or digital end-markets; (iv) micropayments; and (v) SaaS model for Vocal’s proprietary technology.

Demand and pricing for our advertising depends on our user base and overall market conditions. Our advertising and e-commerce revenues may be affected by the strength of advertising markets and general economic conditions and may fluctuate depending on the success of our content, as measured by the number of people visiting our websites at any given time.

Results of Operations

Summary of Statements of Operations for the Three-Month Period Ended June 30, 2017 and 2016:

	Three Month Period Ended
	June 30, 2017	June 30, 2016
Net revenue	$52,259	$63,932
Gross margin	$52,259	$55,009
Operating expenses	$(999,878)	$(1,071,457)
Loss from operations	$(947,619)	$(1,016,448)
Other expenses	$(347,660)	$(4,380,434)
Net loss	$(1,295,279)	$(5,396,882)
Loss per common share – basic and diluted	$(0.03)	$(0.17)

Net Revenue

Net revenue was $52,259 for the three-month period ended June 30, 2017, as compared to $63,932 for the comparable three-month period ended June 30, 2016, a decrease of $11,673. The decrease in net revenue is primarily attributable to the Company’s transitioning its ecommerce business from direct sale of products and Company owned memorabilia, through various web-based distribution channels, toward generating revenue through native advertising, branded marketing, and affiliate sales, resulting from the creation of genre specific, user generated content community websites. As part of that transition, the Company focused its efforts on the development of its proprietary Vocal software platform to support the scalability of its business model. The Company expects revenue derived from its Vocal platform websites as well as sales of artwork and memorabilia related to the Guccione Acquisition to increase in 2017.

Gross Profit

Gross profit percentage increased from a gross profit of 86% during the three-month period ended June 30, 2016, to a gross profit of 100% during the three-month period ended June 30, 2017. The increase in gross margin is primarily attributable to the Company’s higher margin advertising and branded content revenue resulting from increased traffic on its websites. The Company expects its gross margins to fluctuate as its business model continues to evolve in 2017.

Operating Expenses

Operating expenses for the three-month period ended June 30, 2017 were $999,878 as compared to $1,071,457 for the three-month period ended June 30, 2016. The decrease of $71,579 in operating expenses is a result of a $85,005 decrease in General and Administrative expenses related to the development and launch of its Vocal platform and a $368,324 decrease in consulting and professional fees related to becoming a publicly traded company, which were partially offset by an increase in compensation of $381,748 which includes charges of $440,642 related to option grants to company executives and employees.

Loss from Operations

Loss from operations for the three-month period ended June 30, 2017 was $947,619 as compared to loss of $1,016,448 for the three-month period ended June 30, 2016. The decrease in net loss is primarily attributable to a decrease in operating expenses associated with the development and launch of its Vocal platform and the operating as a publicly traded company.

Other Income (Expenses)

Other income (expenses) for the three-month period ended June 30, 2017 was $(347,660), as compared to $(4,380,434) for the three-month period ended June 30, 2016. Other expenses during the three-month period ended June 30, 2017 was comprised of interest expense of $(707,904) on notes payable. These expenses were offset by the gain on derivative liability of $360,244 as recorded during the three-month period ended June 30, 2017. During the three-month period ended June 30, 2016, other expenses were comprised of interest expense of $(4,380,434).

Net Loss

Net loss attributable to common shareholder for three-month period ended June 30, 2017, was $1,295,279, or loss per share of $0.03, as compared to a net loss of $5,396,882, or loss per share of $0.17, for the three-month period ended June 30, 2016.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Summary of Statements of Operations for the Six-Month Period Ended June 30, 2017 and 2016:

	Six Month Period Ended
	June 30, 2017	June 30, 2016
Net revenue	$94,101	$184,640
Gross margin	$94,101	$141,319
Operating expenses	$(2,069,731)	$(1,776,303)
Loss from operations	$(1,975,630)	$(1,634,984)
Other expenses	$(877,322)	$(4,413,588)
Net loss	$(2,852,952)	$(6,048,57))
Loss per common share – basic and diluted	$(0.08)	$(0.20)

Net Revenue

Net revenue was $94,101 for the six-month period ended June 30, 2017, as compared to $184,640 for the comparable six-month period ended June 30, 2016, a decrease of $90,539. The decrease in net revenue is primarily attributable to the Company’s transitioning its ecommerce business from direct sale of products and Company owned memorabilia, through various web-based distribution channels, toward generating revenue through native advertising, branded marketing, and affiliate sales, resulting from the creation of genre specific, user generated content community websites. As part of that transition, the Company focused its efforts on the development of its proprietary Vocal software platform to support the scalability of its business model. The Company expects revenue derived from its Vocal platform websites as well as sales of artwork and memorabilia related to the Guccione Acquisition to increase in 2017.

Gross Profit

Gross profit percentage increased from a gross profit of 76% during the six-month period ended June 30, 2016, to a gross profit of 100% during the six-month period ended June 30, 2017. The increase in gross margin is primarily attributable to the Company’s higher margin advertising and branded content revenue resulting from increased traffic on its websites. The Company expects its gross margins to fluctuate as its business model continues to evolve in 2017.

Operating Expenses

Operating expenses for the six-month period ended June 30, 2017 were $2,069,731 as compared to $1,776,303 for the six-month period ended June 30, 2016. The increase of $293,428 in operating expenses is a result of a $377,968 increase in compensation, which includes charges of $440,642 related to option grants to company executives and employees, and an $88,897 increase in General and Administrative expenses related to the development and launch of its Vocal platform, which was partially offset by a $337,437 decrease in consulting and professional fees related to becoming a publicly traded company.

Loss from Operations

Loss from operations for the six-month period ended June 30, 2017 was $1,975,630 as compared to loss of $1,634,984 for the six-month period ended June 30, 2016. The increase in net loss is primarily attributable to a decrease in revenue and the increase in operating expenses associated with the development and launch of its Vocal platform and the operating as a publicly traded company.

Other Income (Expenses)

Other income (expenses) for the six-month period ended June 30, 2017 was $(877,322), as compared to $(4,413,588) for the six-month period ended June 30, 2016. Other expenses during the six-month period ended June 30, 2017 was comprised of interest expense of $(1,350,659) on notes payable and the settlement of vendor liabilities of $(110,674) recorded by the Company. These expenses were offset by the gain on derivative liability of $584,011 as recorded during the six-month period ended June 30, 2017. During the six-month period ended June 30, 2016, other expenses were comprised of interest expense of $(4,413,588).

Net Loss

Net loss attributable to common shareholder for six-month period ended June 30, 2017, was $ 2,852,952, or loss per share of $0.08, as compared to a net loss of $6,048,572, or loss per share of $0.20, for the six-month period ended June 30, 2016.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2017 compared to December 31, 2016:

	June 30, 2017	December 31, 2016	Increase/(Decrease)
Current Assets	$5,277	$184,494	$(179,217)
Current Liabilities	$5,518,274	$3,544,996	$1,973,278
Working Capital Deficit	$(5,512,997)	$(3,360,502)	$(2,152,495)

At June 30, 2017, we had a working capital deficit of $5,512,997, as compared to a working capital deficit of $3,360,502 at June 30, 2016, an increase of $2,152,495. The increase is primarily attributable to the derivative liability of $945,403 recorded as of June 30, 2017.

Net Cash

Net cash used in operating activities for the six-month period ended June 30, 2017 and 2016, was $1,386,370 and $1,341,232, respectively. The net loss for the six-month period ended June 30, 2017 and 2016 was $2,852,952 and $6,048,572, respectively. This change is primarily attributable to the net loss for the current period offset by the change in prepaid expenses of $10,000, depreciation expense of $18,704, share-based compensation of $627,619, the accretion of debt discount and debt issuance costs of $951,483, the loss on settlement of vendor liabilities of $110,674, and the derivative expense of $254,470. These increases were offset by changes in accounts payable and accrued expenses $77,642 and the change in fair value of the derivative liability of $(584,010), respectively.

Net cash used in investing activities for the six-month period ended June 30, 2017 and 2016 was $0 and $43,956 for the purchase of property and equipment.

Net cash provided by financing activities for the six-month period ended June 30, 2017 and 2016 was $1,217,153 and $1,092,833. During the 2017 period, the Company was predominantly financed by issuance of notes and related party notes of $991,585 and $185,000, respectively. These increases were offset by repayment of related party notes and line of credit of $120,000 and $41,706, respectively. The Company also paid $99,226 for debt issuance costs during the 2017 six-month period. During the 2016 period, the Company was predominantly financed by issuance of notes and preferred stock.

Off-Balance Sheet Arrangements

As of June 30, 2017, we have no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as disclosed in the financial notes above, there were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2017 that were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

4.1	Form of Warrant to purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-k filed with the Securities and Exchange Commission on July 20, 2017)

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-k filed with the Securities and Exchange Commission on July 20, 2017)

10.3	Form of 8.5% Convertible Redeemable Debentures Due April 18, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-k filed with the Securities and Exchange Commission on July 20, 2017)

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERRICK MEDIA HOLDINGS, INC.

Date: August 14, 2017	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

