Form 10-Q
period 2017-09-30
Jerrick Media Holdings, Inc.
filed 2017-11-20
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2017, there were 39,520,682 shares outstanding of the registrant’s common stock.

Jerrick Media Holdings, Inc.

September 30, 2017 and 2016

Jerrick Media Holdings, Inc.
Condensed Consolidated Balance Sheet

	September 30, 2017	December 31, 2016
	(unaudited)
Assets

Current Assets
Cash	$94,678	$174,494
Prepaid expenses	-	10,000
Total Current Assets	94,678	184,494

Property and equipment, net	43,618	71,829

Security deposit	38,445	38,445

Minority investment in business	83,333	83,333

Total Assets	$260,074	$378,101

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$1,318,390	$1,387,068
Accrued dividends	414,144	259,170
Demand loan	10,366	10,366
Convertible Notes - related party, net of debt discount	25,000	-
Convertible Notes, net of debt discount and issuance costs	375,482	268,823
Current portion of capital lease payable	4,732	3,524
Notes payable - related party, net of debt discount	1,659,000	1,365,325
Notes payable, net of debt discount and issuance costs	450,000	15,579
Derivative liability	1,543,678	-
Line of credit - related party	130,000	-
Line of credit	119,246	235,141

Total Current Liabilities	6,050,038	3,544,996

Non-current Liabilities:
Capital lease payables	-	1,208
Convertible Notes - related party, net of debt discount	639,457	-
Convertible Notes, net of debt discount and issuance costs	1,351,661	-

Total Non-current Liabilities	1,991,118	1,208

Total Liabilities	8,041,156	3,546,204

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock, $0.001 par value, 31,581 and 33,314 shares issued and outstanding, respectively	31	33
Series B Preferred stock, $0.001 par value, 8,063 and 8,063 shares issued and outstanding, respectively	8	8
Series D Preferred stock, $0.001 par value, 0 and 914 shares issued and outstanding, respectively	-	1
Common stock par value $0.001: 300,000,000 shares authorized; 39,520,682 and 33,894,592 issued and outstanding as of September 30, 2017 and December 31, 2016 respectively	39,521	33,895
Additional paid in capital	11,379,493	10,075,941
Accumulated deficit	(19,200,135)	(13,277,981)
Total stockholders' deficit	(7,781,082)	(3,168,103)

Total Liabilities and Stockholders' Deficit	$260,074	$378,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jerrick Media Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net revenue	$11,244	$16,389	$105,345	$201,029

Cost of revenue	-	-	-	43,321

Gross margin	11,244	16,389	105,345	157,708

Operating expenses
Compensation	444,675	391,008	1,536,082	1,104,447
Consulting fees	561,486	324,985	903,056	839,992
General and administrative	412,226	233,033	1,048,979	780,890

Total operating expenses	1,418,387	949,026	3,488,117	2,725,329

Loss from operations	(1,407,143)	(932,637)	(3,382,772)	(2,567,621)

Other income (expenses)
Interest expense	(228,120)	(61,382)	(372,825)	(4,458,996)
Accretion of debt discount and issuance cost	(1,074,002)	(55,347)	(2,025,486)	(71,321)
Derivative expense	-	-	(254,470)	-
Change In derivative liability	673,705	-	1,257,716	-
Settlement of vendor liabilities	-	-	(110,674)	-
Loss on extinguishment of debt	(876,038)	-	(876,038)	-
Gain on settlement of debt	2,079	-	2,079	-
Gain on the sale of assets	-	10,000	-	10,000

Other income (expenses), net	(1,502,376)	(106,729)	(2,379,698)	(4,520,317)

Loss before income tax provision	(2,909,519)	(1,039,366)	(5,762,470)	(7,087,938)

Income tax provision	-	-	-	-

Net loss	$(2,909,519)	$(1,039,366)	$(5,762,470)	$(7,087,938)

Per-share data
Basic and diluted loss per share	$(0.07)	$(0.03)	$(0.15)	$(0.23)

Weighted average number of common shares outstanding	39,469,670	32,359,841	38,343,241	31,489,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jerrick Media Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,762,470)	$(7,087,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,211	31,717
Accretion of debt issuance costs	234,989	-
Accretion of debt discount	1,790,495	95,746
Share-based compensation	751,215	360,220
Loss on settlement of vendor liabilities	110,674	-
Gain on settlement of debt	(2,079)
Change in fair value of derivative liability	(1,257,716)	-
Derivative expense	254,470	-
Loss on extinguishment of debt	876,038	-
Changes in operating assets and liabilities:
Prepaid expenses	10,000	(10,000)
Security deposit	-	(32,775)
Accounts payable and accrued expenses	489,329	368,298
Accrued liquidating damages	-	4,346,490
Net Cash Used In Operating Activities	(2,476,844)	(1,928,242)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	-	(43,956)
Net Cash Used In Investing Activities	-	(43,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	-	(107,415)
Net proceeds from issuance of notes	1,141,585	106,000
Repayment of notes	(100,000)
Net proceeds from issuance of preferred stock	-	344,248
Proceeds from issuance of demand loan	-	86,866
Proceeds from issuance of convertible note	1,066,500	50,000
Repayment of convertible notes	(477,777)	(50,000)
Proceeds from issuance of convertible notes - related party	555,000	-
Proceeds from issuance of note payable - related party	479,000	1,110,000
Repayment of note payable - related party	(120,000)	-
Proceeds from issuance of line of credit - related party	130,000	-
Repayment of line of credit	(125,324)	-
Cash paid for debt issuance costs	(151,956)	-
Net Cash Provided By Financing Activities	2,397,028	1,539,699

Net Change in Cash	(79,816)	(432,499)

Cash - Beginning of Period	174,494	438,629

Cash - End of Period	$94,678	$6,130

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$3,534	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of vendor liabilities	$353,732	$-
Conversion of interest	$-	$108,843
Debt discount on convertible note	$646,212	$24,425
Debt discount on related party note payable	$13,627	$188,852
Debt discount on note payable	$5,683	$-
Accrued dividends	$159,684	$132,545
Warrants at issuance of debt	$1,542,523	$-
Reclassification of derivative liability to equity	$356,288	$-
Debt discount paid in the form of common shares	$34,725	$-
Conversion of note payable and interest into convertible notes	$700,383	$-
Conversion of note payable - related party and interest into convertible notes - related party	$327,893	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jerrick Media Holdings, Inc.

September 30, 2017 and 2016

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

Effective February 28, 2016, GTPH entered into an Agreement and Plan of Merger (the “Statutory Merger Agreement”) with Jerrick, pursuant to which GTPH became the parent company of Jerrick Ventures, LLC, a wholly-owned operating subsidiary of Jerrick (the “Statutory Merger”) and GTPH changed its name to Jerrick Media Holdings, Inc. to better reflect its new business strategy.

Jerrick Media is a technology company focused on the development of digital communities, marketing branded digital content, and e-commerce opportunities. Jerrick’s content distribution platform, Vocal, delivers a robust long-form, digital publishing platform organized into highly engaged niche-communities capable of hosting all forms of rich media content. Through Jerrick’s proprietary algorithm dynamics, Vocal enhances the visibility of content and maximizes viewership, providing advertisers access to target markets that most closely match their interests.

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

As of September 30, 2017, the Company’s consolidated subsidiaries and/or entities are as follows:

Name of combined affiliate	State or other jurisdiction of incorporation or organization	Company interest

Jerrick Ventures LLC	The State of Delaware	100%

All inter-company balances and transactions have been eliminated.

On May 12, 2017, the Company assigned the right, title and interest to all of the membership interests of certain of it’s inactive business subsidiaries, with the exception of Jerrick Ventures, LLC, to the Company’s Chief Executive Officer, Jeremy Frommer, in consideration for Mr. Frommer’s assumption of all liabilities of such subsidiaries, if any, with such assignment and assumption effected entirely in the interest of corporate efficiency. The Board reviewed the transaction and believes it to be fair in all respects, deeming it to advance the Company’s business interests by allowing the Company to divest non-producing and non-operating subsidiaries at no cost to the Company. All of the Company’s operations have been, and will continue to be, run through its operating subsidiary, Jerrick Ventures LLC.

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

The Company recorded a markdown of $0 and $0 as of September 30, 2017 and 2016, respectively, due to slow moving inventory.

There was no lower of cost or market adjustments for the reporting period ended September 30, 2017 or 2016.

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

Stock-Based Compensation

The Company recognizes compensation expense for all equity–based payments granted to employees in accordance with ASC 718 “Compensation – Stock Compensation”. Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three months ended September 30, 2017 and 2016 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Options	17,749,990	2,050,000
Warrants	34,457,024	14,735,000
Convertible notes	13,681,425	-
Totals	65,888,439	16,785,000

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

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit at September 30, 2017, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	September 30, 2017	December 31, 2016
Computer Equipment	$219,653	$219,653
Furniture and Fixtures	61,803	61,803
	281,456	281,456
Less: Accumulated Depreciation	(237,838)	(209,627)
	$43,618	$71,829

Depreciation expense was $9,507 and $10,933 for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense was $28,211 and $31,717 for the nine months ended September 30, 2017 and 2016, respectively.

Note 5 – Line of Credit

Line of credit as of September 30, 2017 and December 31, 2016 is as follows:

	Outstanding Balances as of
	September 30, 2017	December 31, 2016
March 19, 2009	119,246	203,988
October 4, 2016	0	31,153
	$119,246	$235,141

On March 19, 2009 Astoria Surgical Supplies North LLC signed a revolving note (the “Revolving Note”) at PNC Bank (the “Bank”). The outstanding balance of this Note is limited to $200,000 and expired March 19, 2010. The outstanding balance accrues interest at a variable rate. The interest rate is subject to change based on changes in an independent index which is the highest Prime Rate as published in the “Money Rates” section of the Wall Street Journal. Interest is payable monthly and the rate as of December 31, 2016 and 2015 was 3.75% and 4.50%, respectively. The Company had been in payment default since March 19, 2010; however, on May 3, 2017, the Company agreed to pay back the line of credit by December 1, 2017.

The balance outstanding on the Revolving Note at September 30, 2017 and December 31, 2016 was $119,246 and $203,988, respectively.

On October 4, 2016, the Company signed a revenue based factoring agreement (the “Factoring Agreement”) with Imperial Advance, LLC. The company received proceeds of $40,000 and agreed to pay $52,400 of future receivables. The note issued in connection with the Factoring Agreement is secured by an officer of the Company. On August 21, 2017, the Company and Imperial Advance, LLC entered into a Settlement Agreement pursuant to which the Company agreed to pay Imperial Advance, LLC $9,368 by August 23, 2017. The company recorded a gain on settlement of debt of $2,079.

The balance outstanding on the revenue based factoring agreement at September 30, 2017 and December 31, 2016 was $0 and $31,153, respectively.

Note 6 –Note Payable

Notes payable as of September 30, 2017 and December 31, 2016 is as follows:

	Outstanding Principal as of				Warrants
	September 30, 2017	December 31, 2016	Interest Rate	Maturity Date	Quantity	Exercise Price
October 25, 2016	-	25,000	9%	July 1, 2017	50,000	$0.30
February 22, 2017	400,000	-	12%	September 1, 2017	6,161,615	$0.20
August 18, 2017	50,000	-	15%	October 2, 2017	-	-
	450,000	25,000
Less: Debt Discount	-	(9,421)
Less: Debt Issuance Costs	-	-
	$450,000	$15,579

From February 24, 2017 through March 17, 2017, the Company conducted multiple closings of a private placement offering (the “February 2017 Offering”) of the Company’s securities by entering into subscription agreements (the “Subscription Agreements”) with accredited investors (the “Accredited Investors”) for aggregate gross proceeds of $916,858 for which the Accredited Investors received $975,511 in principal value of secured promissory notes with an original issue discount of six percent (6%) (the “February 2017 Offering Notes”) and warrants to purchase the Company’s common stock (the “February 2017 Offering Warrants”).

The February 2017 Offering Notes are convertible into shares of the Company’s common stock at the time of Company’s next round of financing (the “Subsequent Offering”) at a price equal to eighty-five percent (85%) of the price per share offered in the Subsequent Offering (the “Conversion Price”). The February 2017 Offering Warrants have a five-year term. Investors received the February 2017 Offering Warrants in the following amounts: (i) Investors purchasing $150,000 or more of the Offering received a February 2017 Offering Warrant equal to one hundred thirty percent (130%) of the dollar amount invested in the Offering; (ii) investors purchasing at least $100,000 but less than $150,000 of the February 2017 Offering received a February 2017 Offering Warrant equal to one hundred percent (100%) of the dollar amount invested in the Offering; and (iii) investors purchasing less than $100,000 of the Offering received to a February 2017 Offering Warrant equal to seventy percent (70%) of the dollar amount invested in the Offering. The Warrants entitle the holder to purchase shares of the Company’s common stock at $0.20 per share (the “Exercise Price”).

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

Pursuant to the Subscription Agreements, the February 2017 Offering Notes matured on September 1, 2017 (the February 2017 Offering Maturity Date). Prior to the February 2017 Offering Maturity Date, investors representing $575,511 in principal value converted their February 2017 Offering Notes into two year, 15% secured convertible promissory notes offered by the Company (the “August 2017 Convertible Note Offering”). The remaining investors representing an aggregate $400,000 in principal of the February 2017 Offering Notes agreed to forbear their right to declare an event of default until December 15, 2017 during which time they retain the right to convert their principal and any accrued but unpaid interest into the August 2017 Convertible Note Offering. In consideration of the forbearance for which the investors will receive a warrant to purchase up to fifteen percent (15%) of the shares of common stock underlying the warrant acquired with the purchase of the February 2017 Offering Notes at a purchase price of $0.20 per share, and the interest on their note would be increased to eighteen percent (18%) from September 1, 2017 through December 15, 2017 or the conversion date, whichever is sooner.

On July 21, 2017, the Company entered into a loan agreement (the “July 2017 Loan Agreement”) with an individual (the “July 2017 Lender”), the Company issued the July 2017 Lender a promissory note of $100,000 (the “July 2017 Note”). Pursuant to the July 2017 Loan Agreement, the July 2017 Note bears interest at a rate of 10% per annum. As additional consideration for entering in the July 2017 Loan Agreement, the Company issued the July 2017 Lender a five-year warrant to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.20 per share. The maturity date of the July 2017 Note was April 21, 2017 (the “July 2017 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the July 2017 Note were due. . On September 28, 2017, the July 2017 Note and accrued but unpaid interest was converted into the Company’s August 2017 Convertible Note Offering.

On August 18, 2017, the Company entered into a loan agreement (the “August 2017 Loan Agreement”) with an individual (the “August 2017 Lender”), the Company issued the August 2017 Lender a promissory note of $50,000 (the “August 2017 Note”). Pursuant to the August 2017 Loan Agreement, the August 2017 Note bears interest at a rate of 15% per annum. The maturity date of the August 2017 Note was October 2, 2017 at which time all outstanding principal, accrued and unpaid interest and other amounts due under the August 2017 Note were due. During September 2017, the August 2017 Note and accrued but unpaid interest was converted into the Company’s August Convertible Note Offering.

Private Placement Offering:

From February 24, 2017 through March 17, 2017, the Company conducted multiple closings of a private placement offering (the “February 2017 Offering”) of the Company’s securities by entering into subscription agreements (the “Subscription Agreements”) with accredited investors (the “Accredited Investors”) for aggregate gross proceeds of $916,858 for which the Accredited Investors received $975,511 in principal value of secured promissory notes with an original issue discount of six percent (6%) (the “February 2017 Offering Notes”) and warrants to purchase the Company’s common stock (the “February 2017 Offering Warrants”). Pursuant to the Subscription Agreements, the February 2017 Offering Notes matured on September 1, 2017.

The February 2017 Offering Notes are convertible into shares of the Company’s common stock at the time of Company’s next round of financing (the “Subsequent Offering”) at a price equal to eighty-five percent (85%) of the price per share offered in the Subsequent Offering (the “Conversion Price”). The February 2017 Offering Warrants have a five-year term. Investors received the February 2017 Offering Warrants in the following amounts: (i) Investors purchasing $150,000 or more of the Offering received a February 2017 Offering Warrant equal to one hundred thirty percent (130%) of the dollar amount invested in the Offering; (ii) investors purchasing at least $100,000 but less than $150,000 of the February 2017 Offering received a February 2017 Offering Warrant equal to one hundred percent (100%) of the dollar amount invested in the Offering; and (iii) investors purchasing less than $100,000 of the Offering received to a February 2017 Offering Warrant equal to seventy percent (70%) of the dollar amount invested in the Offering. The Warrants entitle the holder to purchase shares of the Company’s common stock at $0.20 per share (the “Exercise Price”).

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

Note 7 – Convertible Note Payable

Convertible notes payable as of September 30, 2017 and December 31, 2016 is as follows:

	Outstanding Principal as of					Warrants
	September 30, 2017	December 31, 2016	Interest Rate	Conversion Price	Maturity Date	Quantity	Exercise Price
November - December, 2016	200,000	400,000	10%	0.30	November 1, 2017	400,000	0.30
December 27, 2016	-	100,000	10%	0.30	December 27, 2017	100,000	0.30
June, 2017	121,500	-	12%	Not Applicable	September 1, 2017	114,700	0.20
July, 2017	-	-	8.5%	0.20(*)	April 11, 2018	350,000	0.20
August – September 2017	1,618,611	-	15%	0.20(*)	August – September 2019	8,093,052	0.20
	1,940,111	500,000
Less: Debt Discount	(177,971)	(184,398)
Less: Debt Issuance Costs	(34,997)	(46,779)
	1,727,143	268,823
Less: Current Debt	(375,482)	(268,823)
Total Long-Term Debt	$1,351,661	$-

(*) As subject to adjustment as further outlined in the notes

During the months of November and December 2016, the Company issued convertible notes to third party lenders totaling $400,000. These notes accrue interest at 10% per annum and mature with interest and principal both due on November 1, 2017 through December 29, 2017. The notes and accrued interest are convertible at a conversion price as defined therein. In addition, in connection with the notes the Company issued five-year warrants to purchase an aggregate of 400,000 shares of Company common stock at a purchase price of $0.30 per share. Subsequent to September 30, 2017, the investors converted $200,000 of principal and $16,384 of interest into the August 2017 Convertible Note Offering.

On December 27, 2016, the Company issued a convertible note to a third party lender totaling $100,000 (the “December 2016 Note”). The December 2016 Note accrues interest at 10% per annum and matures with interest and principal both due on December 27, 2017. In addition, the Company issued a warrant to purchase 100,000 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $0.40 per share for a period of five years from the issue date. The December 2016 Note and accrued interest is convertible at a conversion price of $0.30 per share, subject to adjustment. On August 31, 2017 the investor converted $100,000 of principal and $6,767 of interest into the August Offering.

During the month of June 2017, the Company issued convertible notes to third party lenders totaling $121,500. The notes accrue interest at 12% per annum and mature with interest and principal both due on September 1, 2017. The notes and accrued interest may be converted into a subsequent offering at a 15% discount to the offering price are convertible at a conversion price as defined therein. In addition, the Company issued warrants to purchase 102,550 shares of Company common stock. The warrants entitle the holders to purchase the Company’s common stock at a purchase price of $0.20 per share for a period of five years from the issue date. Subsequent to September 30, 2017, the company repaid $40,000 of the outstanding principal balance of the note. The Company is currently in default on $85,000 in principal due on the notes.

The July 2017 Convertible Offering

During the month of July 2017, the Company entered into Securities Purchase Agreements and conducted closings of a private placement offering (the “July 2017 Convertible Note Offering”) of the Company’s securities for aggregate gross proceeds of $450,000. In aggregate, the Company entered into Securities Purchase Agreements with three accredited investors for (i) the issuance and sale of 8.5% Convertible Redeemable Debentures, containing a ten percent (10%) original issuance discount, due April 18, 2018 (the “Debentures”) and (ii) the issuance and sale of five-year Common Stock Purchase Warrants to purchase up to 778,750 shares of the Company’s common stock, par value $0.001 per share. The Warrants were immediately exercisable upon issuance at an exercise price of $0.20 per share, subject to adjustment, and expire five years from the date of issuance. The accredited investors also received a total of 245,000 shares of the Company’s common stock as inducement for participating in the July 2017 Convertible Note Offering (the “Consideration Shares”).

During September 8, 2017 through September 13, 2017, the Company redeemed the 8.5% Convertible Redeemable Debentures by paying the three accredited investors an aggregate $606,812 representing 117.5% of the principal along with interest. Pursuant to such redemption, the Debentures are no longer in full force and effect.

The Company also repurchased 25,000 consideration shares of one of the accredited investors for $3,520, cancelling the accredited investor’s Consideration Shares.

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Black Scholes model at the issuance date and the period end. The conversion feature of The July 2017 Convertible Offering issued during the nine months ended September 30, 2017, gave rise to a derivative liability of $321,231 which was recorded as a debt discount. The debt discount is charged to accretion of debt discount and issuance cost ratably over the term of the convertible note.

The Company recorded an $52,743 debt discount relating to 778,750 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

The August 2017 Convertible Note Offering

During the three months ended September 30, 2017, the Company conducted multiple closings of a private placement offering to accredited investors (the “August 2017 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $500,000. In addition, $992,177 of the Company’s short term debt along with accrued but unpaid interest of $24,876 was converted into the August 2017 Convertible Note Offering . The conversions resulted in the issuance of 4,377,826 warrants with a fair value of $250,036, a derivative liability from the conversion feature of $247,754 and an original issue discount of $101,561. These were recorded as a loss on extinguishment of debt.

The August 2017 Convertible Note Offering consisted of a maximum of $6,000,000 of units of the Company’s securities (each, a “Unit” and collectively, the “Units”), with each Unit consisting of (a) a 15% Convertible Secured Promissory Note (each a “Note” and together the “Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at a conversion price of $0.20 per share (the “Conversion Price”), and (b) a five-year warrant (each a “Warrant and together the “Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the Notes can be converted into (“Warrant Shares”) at an exercise price of $0.20 per share (“Exercise Price”). The Notes mature on the second (2nd) anniversary of their issuance dates.

The Conversion Price of the Note and the Exercise Price of the Warrants are subject to adjustment for issuances of the Company’s common stock or any equity linked instruments or securities convertible into the Company’s common stock at a purchase price of less than the prevailing Conversion Price or Exercise Price. Such adjustment shall result in the Conversion Price and Exercise Price being reduced to such lower purchase price, subject to carve-outs as described therein.

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Black Scholes model at the issuance date and the period end. The conversion feature of The August Offering issued during the nine months ended September 30, 2017, gave rise to a derivative liability of $106,916 which was recorded as a debt discount. The debt discount is charged to accretion of debt discount and issuance cost ratably over the term of the convertible note.

The Company recorded a $138,180 debt discount relating to 2,500,000 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

In connection with the Offering, the Company paid a placement agent a cash fee of $49,420 to carry out the Offering on a “best-efforts” basis, which was recorded as issuance cost and is being accreted over the life of the note to accretion of debt discount and issuance cost.

Subsequent to September 30, 2017, the Company completed the August 2017 Convertible Note Offering. The aggregate principal of the Notes was $4,062,009, representing $2,104,938 in gross proceeds and $2,219,913 in the conversion of unpaid principal and interest of existing short term debt. For services in its capacity as Placement Agent, the Company paid the Placement Agent a cash fee of one hundred and fifteen thousand nine hundred and ninety-four dollars ($115,994) and warrants to purchase up to 579,969 shares of Common Stock at an exercise price of $0.20 per share.

Note 8 – Related Party Loan

Convertible notes

Convertible notes payable – related party as of September 30, 2017 and December 31, 2016 is as follows:

	Outstanding Principal as of				Warrants
	September 30, 2017	December 31, 2016	Interest Rate	Maturity Date	Quantity	Exercise Price
April 25, 2017	-	-	12%	September 1, 2017	17,500	0.20
April 25, 2017	25,000	-	12%	September 1, 2017	17,500	0.20
August – September 2017	917,893	-	15%	August – September 2019	4,589,466	0.20
	942,893	-
Less: Debt Discount	(278,436)	-
	664,457	-
Less: Current Debt	(25,000)	-
Total Long-Term Debt	$639,457	$-

On April 25, 2017, the Company issued convertible notes to Arthur Rosen, a lender, totaling $25,000 (the “April Rosen Notes”). The April Rosen Notes accrue interest at 12% per annum and mature with interest and principal both due on September 1, 2017. In addition, in connection with the April Rosen Notes, the Company issued a five-year warrant to purchase 17,500 shares of Company common stock at a purchase price of $0.20 per share. On September 7, 2017, the April Rosen Notes and accrued interest was converted into the August 2017 Convertible Note Offering.

On April 25, 2017, the Company issued a convertible note to Chris Gordon, a lender totaling $25,000 (the “April Gordon Notes”). The April Gordon Notes accrue interest at 12% per annum and matures with interest and principal both due on September 1, 2017. In addition, the Company issued a five-year warrant to purchase 17,500 shares of Company common stock at a purchase price of $0.20 per share. Subsequent to September 30, 2017. the April Gordon Notes and accrued interest were converted into the August 2017 Convertible Note Offering.

The August 2017 Convertible Note Offering – Related Party

During the three months ended September 30, 2017, the Company conducted multiple closings of a private placement offering to accredited investors (the “The August 2017 Convertible Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $500,000. In addition, $992,177 of the Company’s short term debt along with accrued but unpaid interest of $24,876 was converted into the August 2017 Convertible Offering. The conversions resulted in the issuance of 2,064,466 warrants with a fair value of $121,800, a derivative liability from the conversion feature of $127,595 and the increase of principal of $60,000. These were recorded as a loss on extinguishment of debt.

The Company offered, through a placement agent, $6,000,000 of units of its securities (each, a “Unit” and collectively, the “Units”), with each Unit consisting of (a) a 15% Convertible Secured Promissory Note (each a “Note” and together the “Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at a conversion price of $0.20 per share (the “Conversion Price”), and (b) a five-year warrant ( each a “Warrant and together the “Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the Notes can be converted into (“Warrant Shares”) at an exercise price of $0.20 per share (“Exercise Price”). The Notes mature on the second (2nd) anniversary of their issuance dates.

The Conversion Price of the Note and the Exercise Price of the Warrants are subject to adjustment for issuances of the Company’s common stock or any equity linked instruments or securities convertible into the Company’s common stock at a purchase price of less than the prevailing Conversion Price or Exercise Price. Such adjustment shall result in the Conversion Price and Exercise Price being reduced to such lower purchase price, subject to carve-outs as described therein.

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Black Scholes model at the issuance date and the period end. The conversion feature of The August 2017 Convertible Offering issued during the nine months ended September 30, 2017, gave rise to a derivative liability of $127,594 which was recorded as a debt discount. The debt discount is charged to accretion of debt discount and issuance cost ratably over the term of the convertible note.

The Company recorded a $161,552 debt discount relating to 2,525,000 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

As of September 30, 2017, the total outstanding balance of the convertible notes - related party was $942,893, net of debt discount of $278,436.

Notes payable

Notes payable – related party as of September 30, 2017 and December 31, 2016 is as follows:

	Outstanding Principal as of				Warrants
	September 30, 2017	December 31, 2016	Interest Rate	Maturity Date	Quantity	Exercise Price
May 26, 2016	1,000,000	1,000,000	13%	November 26, 2017	1,000,000	0.40
September 12, 2016	-	100,000	12%	November 22, 2017	17,500	0.20
September 20, 2016	-	10,000	10%	March 20, 2017	235,000	0.40
October 13, 2016	50,000	50,000	12%	November 22, 2017	50,000	0.40
October 24, 2016	15,000	15,000	9%	January 1, 2018	30,000	0.30
October 31, 2016	-	10,000	10%	November 10, 2016	10,000	0.30
November 22, 2016	225,000	225,000	10%	November 22, 2017	750,000	0.30
December 21, 2016	50,000	50,000	10%	November 22, 2017	166,666	0.30
January 25, 2017	-	-	10%	January 1, 2018	50,000	0.30
March 2, 2017	10,000	-	10%	January 21, 2018	10,000	0.30
April 12, 2017	-	-	10%	January 21, 2018	17,500	0.20
April 12, 2017	10,000	-	10%	September 1, 2017	17,500	0.20
May 4, 2017	-	-	12%	September 1, 2017	10,500	0.30
May 11, 2017	20,000	-	10%	September 30, 2017	20,000	0.20
June 26, 2017	30,000	-	10%	January 21, 2018	22,500	0.20
July 6, 2017	25,000	-	10%	July 21, 2017	18,750	0.20
July 6, 2017	-	-	10%	July 21, 2017	18,750	0.20
August 24, 2017	-	-	12%	November 1, 2017	-	-
September 8, 2017	224,000	-		September 24, 2017	1,650,000	0.20
	1,659,000	1,460,000
Less: Debt Discount	(-)	(94,675)
	$1,659,000	$1,365,325

(a)	Subsequent to September 30, 2017, notes were converted into August 2017 Convertible Note Offering with maturity dates between September - October 2019.

On May 26, 2016, the Company entered into a loan agreement (the “May 2016 Rosen Loan Agreement”) with Arthur Rosen, an individual (“Rosen”), pursuant to which on May 26, 2016 (the “Closing Date”), Rosen provided the Company a secured term loan of $1,000,000 (the “May 2016 Rosen Loan”). In connection with the May 2016 Rosen Loan Agreement, on May 26, 2016, the Company and Rosen entered into a security agreement (the “Rosen Security Agreement”), pursuant to which the Company granted to Rosen a senior security interest in substantially all of the Company’s assets as security for repayment of the May 2016 Rosen Loan. Pursuant to the May 2016 Rosen Loan Agreement, the May 2016 Rosen Loan bears interest at a rate of 12.5% per annum, compounded annually and payable on the maturity date of May 26, 2017 (the “May 2016 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the May 2016 Rosen Loan are due. The Company entered into an amendment to the May 2016 Rosen Loan extending the May 2016 Rosen Maturity Date to November 26, 2017. As additional consideration for entering in the May 2016 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 1,000,000 shares of the Company’s common stock at a purchase price of $0.40 per share (the “May 2016 Rosen Warrant”). The May 2016 Rosen Warrant contains anti-dilution provisions as further described therein. On September 7, 2017 (the “Conversion Date”), Rosen converted all accrued but unpaid interest on the May 26 Rosen Loan from May 26, 2016 through September 6, 2017 in the amount of $150,127.97 (the “May 26 Rosen Loan Interest”) into the Company’s August Convertible Note Offering, after which May 26 Rosen Loan Interest was deemed paid in full through the Conversion Date.

On September 12, 2016, the Company entered into a loan agreement (the “September 2016 Rosen Loan Agreement”) with Rosen, pursuant to which on September 12, 2016 (the “Closing Date”), the Company issued Rosen a promissory note of $100,000 (the “September 2016 Rosen Note”). Pursuant to the September 2016 Rosen Loan Agreement, the September 2016 Rosen Note bears interest at a rate of 12% per annum. As additional consideration for entering in the September 2016 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 150,000 shares of the Company’s common stock at a purchase price of $0.40 per share. On September 7, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On October 13, 2016, the Company entered into a loan agreement (the “October 2016 Gordon Loan Agreement”) with Chris Gordon, an individual (the “Gordon”), pursuant to which on October 13, 2016 (the “Closing Date”), the Company issued a promissory note of $50,000 to Gordon (the “October 2016 Gordon Note”). Pursuant to the October 2016 Gordon Loan Agreement, the October 2016 Gordon Note bears interest at a rate of 12% per annum. As additional consideration for entering in the October 2016 Gordon Loan Agreement, the Company issued Gordon a five-year warrant to purchase 50,000 shares of the Company’s common stock at a purchase price of $0.40 per share. Subsequent to September 30, 2017, the principal and interest of the October 2016 Gordon Note were converted into the August 2017 Convertible Note Offering.

On October 24, 2016, the Company entered into a loan agreement (the “October 2016 Schiller Loan Agreement”) with Leonard Schiller, a Board Member (the “Schiller”), pursuant to which on October 24, 2016 (the “Closing Date”), the Company issued Schiller a promissory note of $15,000 (the “October 2016 Schiller Note”). Pursuant to the October 2016 Schiller Loan Agreement, the October 2016 Schiller Note bears interest at a rate of 9% per annum. As additional consideration for entering in the October 2016 Schiller Loan Agreement, the Company issued Schiller a 5-year warrant to purchase 30,000 shares of the Company’s common stock at a purchase price of $0.30 per share. Subsequent to September 30, 2017, the principal and interest of the October 2016 Gordon Note were converted into the August 2017 Convertible Note Offering

On October 31, 2016, the Company entered into a loan agreement (the “October 2016 Rosen Loan Agreement”) with Rosen, pursuant to which on October 31, 2016 (the “Closing Date”), Company issued Rosen a promissory note of $10,000 (the “October 2016 Rosen Note”). Pursuant to the October 2016 Rosen Loan Agreement, the October 2016 Rosen Note bears interest at a rate of 10% per annum. As additional consideration for entering in the October 2016 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.30 per share. On September 7, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On December 21, 2016, the Company entered into a loan agreement (the “December 2016 Gordon Loan Agreement”) with Gordon, pursuant to which on December 21, 2016 (the “Closing Date”), the Company issued Gordon a promissory note of $275,000 (the “December 2016 Gordon Note”). Pursuant to the December 2016 Gordon Loan Agreement, the December 2016 Gordon Note bears interest at a rate of 10% per annum. As additional consideration for entering in the December 2016 Gordon Loan Agreement, the Company issued Gordon a five-year warrant to purchase 166,666 shares of the Company’s common stock at a purchase price of $0.40 per share. Subsequent to September 30, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On January 25, 2017, the Company entered into a loan agreement (the “January 2017 Rosen Loan Agreement”) with Rosen pursuant to which on January 25, 2017 (the “Closing Date”), the Company issued Rosen a promissory note of $50,000 (the “January 2017 Rosen Note”). The January 2017 Rosen Note is secured by an officer of the Company. Pursuant to the January 2017 Rosen Loan Agreement, the January 2017 Rosen Note bears interest at a rate of 10% per annum. As additional consideration for entering in the January 2017 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 50,000 shares of the Company’s common stock at a purchase price of $0.30 per share. On September 7, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On January 26, 2017, the Company entered into a loan agreement (the “January 2017 Gordon Loan Agreement”) with Gordon pursuant to which on January 26, 2017 (the “Closing Date”), the Company issued Gordon a promissory note of $50,000 (the “January 2017 Gordon Note”). The January 2017 Gordon Note is secured by an officer of the Company. Pursuant to the January 2017 Gordon Loan Agreement, the January 2017 Gordon Note bears interest at a rate of 10% per annum. As additional consideration for entering in the January 2017 Gordon Loan Agreement, the Company issued Gordon a five-year warrant to purchase 50,000 shares of the Company’s common stock at a purchase price of $0.30 per share. Subsequent to September 30, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On February 7, 2017, the Company entered into a loan agreement (the “February 2017 Schiller Loan Agreement”) with Schiller, a member of the Board, pursuant to which on October 24, 2016 (the “Closing Date”), the Company issued Schiller a promissory note of $10,000 (the “February 2017 Schiller Note”). The February 2017 Schiller Note is secured by an officer of the Company. Pursuant to the February 2017 Schiller Loan Agreement, the February 2017 Schiller Note bears interest at a rate of 10% per annum. As additional consideration for entering in the February 2017 Schiller Note Loan Agreement, the Company issued Schiller a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.30 per share. Subsequent to September 30, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On April 12, 2017, the Company entered into a loan agreement (the “April 2017 Schiller Loan Agreement”) with Schiller, a member of the Board, whereby the Company issued Schiller a promissory note of $10,000 (the “April 2017 Schiller Note”). The April 2017 Schiller Note is secured by an officer of the Company. Pursuant to the April 2017 Schiller Loan Agreement, the April 2017 Schiller Note bears interest at a rate of 10% per annum. As additional consideration for entering in the April 2017 Schiller Loan Agreement, the Company issued Schiller a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.30 per share. Subsequent to September 30, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On April 12, 2017, the Company entered into a loan agreement (the “April 2017 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $10,000 (the “April 2017 Rosen Note”). The April 2017 Rosen Note is secured by an officer of the Company. Pursuant to the April 2017 Rosen Loan Agreement, the April 2017 Rosen Note bears interest at a rate of 10% per annum. As additional consideration for entering in the April 2017 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.30 per share. . On September 7, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On May 4, 2017, the Company entered into a loan agreement (the “May 2017 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $15,000 (the “May 2017 Rosen Note”). The May 2017 Rosen Note is secured by an officer of the Company. Pursuant to the May 2017 Rosen Note Loan Agreement, the May 2017 Rosen Note bears interest at a rate of 12% per annum. As additional consideration for entering in the May 2017 Rosen Note Loan Agreement, the Company issued Rosen a five-year warrant to purchase 10,500 shares of the Company’s common stock at a purchase price of $0.30 per share. On September 7, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On May 11, 2017, the Company entered into a loan agreement (the “May 2017 Schiller Loan Agreement”) with Schiller, a member of the Board, whereby the Company issued Schiller a promissory note of $20,000 (the “May 2017 Schiller Note”). Pursuant to the May 2017 Schiller Loan Agreement, the May 2017 Schiller Note bears interest at a rate of 10% per annum. As additional consideration for entering in the May 2017 Schiller Note Loan Agreement, the Company issued Schiller a five-year warrant to purchase 20,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Subsequent to September 30, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On June 26, 2017, the Company entered into a loan agreement (the “June 2017 Schiller Loan Agreement”) Schiller, a member of the Board, whereby the Company issued Schiller a promissory note of $30,000 (the “June 2017 Schiller Note”). Pursuant to the June 2017 Schiller Loan Agreement, the June 2017 Schiller Note bears interest at a rate of 10% per annum. As additional consideration for entering in the June 2017 Schiller Loan Agreement, the Company issued Schiller a five-year warrant to purchase 22,500 shares of the Company’s common stock at a purchase price of $0.20 per share. Subsequent to September 30, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering

On July 6, 2017, the Company entered into a loan agreement (the “July 2017 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $25,000 (the “July 2017 Rosen Note”). The July 2017 Rosen Note is secured by an officer of the Company. Pursuant to the July 2017 Rosen Note Loan Agreement, the July 2017 Rosen Note bears interest at a rate of 10% per annum. As additional consideration for entering in the July 2017 Rosen Note Loan Agreement, the Company issued Rosen a five-year warrant to purchase 18,750 shares of the Company’s common stock at a purchase price of $0.20 per share. On September 7,2017 the principal and interest of this note was converted into the August 2017 Convertible Note Offering.

On July 6, 2017, the Company entered into a loan agreement (the “July 2017 Gordon Loan Agreement”) with Gordon, whereby the Company issued Gordon a promissory note of $25,000 (the “July 2017 Gordon Note”). The July 2017 Gordon Note is secured by an officer of the Company. Pursuant to the July 2017 Gordon Note Loan Agreement, the July 2017 Gordon Note bears interest at a rate of 10% per annum. As additional consideration for entering in the July 2017 Gordon Note Loan Agreement, the Company issued Gordon a five-year warrant to purchase 18,750 shares of the Company’s common stock at a purchase price of $0.20 per share. Subsequent to September 30, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On August 24, 2017, the Company entered into a loan agreement (the “August 2017 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $20,000 (the “August 2017 Rosen Note”). The August 2017 Rosen Note is secured by an officer of the Company. Pursuant to the August 2017 Rosen Note Loan Agreement, the August 2017 Rosen Note bears interest at a rate of 12% per annum. On September 7, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On September 8, 2017, the Company entered into a loan agreement (the “September 2017 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $224,000 (the “September 2017 Rosen Note”). The September 2017 Rosen Note is secured by an officer of the Company. As additional consideration for entering in the September 2017 Rosen Note Loan Agreement, the Company issued Rosen a five-year warrant to purchase 1,650,000 shares of the Company’s common stock at a purchase price of $0.20 per share. On September 7, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

As of September 30, 2017, the total outstanding balance of related party notes payable was $1,659,000, net of debt discount of $0. As of December 31, 2016, the total outstanding balance of related party notes payable was $1,350,325, net of debt discount of $94,675.

Line of credit

On May 9, 2017, the Company entered into a Revolving Line of Credit (the “LOC”) with Grawin, LLC, an LLC controlled by Arthur Rosen, a related party. The LOC is was established for a period of twelve months in which the Company can borrow principal up to $130,000. The LOC bears interest at a rate of 18%.

On May 09, 2017, in connection with the LOC the Company issued a promissory note in the principal aggregate amount of $56,000 in favor Grawin, LLC.

On May 16, 2017, in connection with the LOC the Company issued a promissory note in the principal aggregate amount of $30,000 in favor Grawin, LLC.

On May 22, 2017, in connection with the LOC the Company issued a promissory note in the principal aggregate amount of $6,000 in favor Grawin, LLC.

On May 25, 2017, in connection with the LOC the Company issued a promissory note in the principal aggregate amount of $35,000 in favor Grawin, LLC.

On June 16, 2017, in connection with the LOC the Company issued a promissory note in the principal aggregate amount of $3,000 in favor Grawin, LLC.

As of September 30, 2017, the total outstanding balance of line of credit - related party was $130,000.

Note 9 – Capital Leases Payable

Capital lease obligation consisted of the following:

		September 30, 2017	December 31, 2016

(i)	Capital lease obligation to a financing company for a term of five (5) years, collateralized by equipment, with interest at 10.0% per annum, with principal and interest due and payable in monthly installments of $383.10	$4,732	$4,732

	Less current maturities	(4,732)	(3,524)

	Capital lease obligation, net of current maturities	-	1,208

	TOTAL CAPITAL LEASE OBLIGATION	$4,732	$4,732

The capital leases mature as follows:

2017:	$3,524	$3,524
2018:	1,208	$1,208

Note 10 – Derivative Liabilities

The Company has identified derivative instruments arising from embedded conversion features in the Company’s convertible notes payable and warrants at September 30, 2017. The Company had no financial assets measured at fair value on a recurring basis as of September 30, 2017.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability and warrant liability at the date of issuance and for the convertible notes converted during the three months ended September 30, 2017.

	Low	High
Annual dividend rate	0%	0%
Expected life	0.34	5.00
Risk-free interest rate	1.14%	1.93%
Expected volatility	65.38%	92.96%

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

Remaining term: The Company’s remaining term is based on the remaining contractual maturity of the warrants.

The following are the changes in the derivative liabilities during the three months ended September 30, 2017.

	Three Months Ended September 30, 2017
	Level 1	Level 2	Level 3
Derivative liabilities as January 1, 2017	$-	$-	$-
Addition	-	-	3,157,682
Conversion	-	-
Reclassification of derivative liability to equity			(356,288)
Loss on changes in fair value	-	-	(1,257,716)
Derivative liabilities as September 30, 2017	$-	$-	$1,543,678

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

During the nine months ended September 30, 2017, the Company converted 1,733 shares of Series A for 1,146,307 shares of common stock.

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

During the three months ended September 30, 2017, the Company accrued $0 for liquidating damages on the Series A and $0 on the warrants associated with the Series A.

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

During the nine months ended September 30, 2017, the Company accrued $0 for liquidating damages on the Series B and $0 on the warrants associated with the Series B.

During the nine months ended September 30, 2017, the Company issued 0 shares of Series B upon conversion of interest totaling $0.

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

The number of Conversion Shares issuable upon conversion of the Conversion Amount shall equal (i) the sum of (A) the Series D Stated Value being converted and/or (B) at the Holder’s election, accrued and unpaid dividends or any other component of the Conversion Amount, divided by (ii) the Conversion Price. The Conversion Price of the Series D is $0.25, subject to adjustment.

The Company and the Holder may not convert that amount of the Conversion Amount on a Conversion Date in amounts that would result in the Holder having a beneficial ownership of Common Stock which would be in excess of the sum of (i) the number of shares of Common Stock beneficially owned by the Holder and its Affiliates on such Conversion Date, and (ii) the number of Conversion Shares issuable upon the conversion of the Conversion Amount with respect to which the determination of this proviso is being made on such Conversion Date, which would result in the aggregate beneficial ownership by the Holder and its Affiliates of more than 4.99% of the outstanding shares of Common Stock of the Corporation. For the purposes of the proviso to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the 1934 Act and Regulation 13d-3 thereunder. Subject to the foregoing, the Holder shall not be limited to successive exercises which would result in the aggregate issuance of more than 4.99%. The Holder may allocate which of the equity of the Corporation deemed beneficially owned by the Holder shall be included in the 4.99% amount described above and which shall be allocated to the excess above 4.99%. The Holder may waive the conversion limitation described in this Section in whole or in part, upon and effective after sixty one (61) days’ prior written notice to the Corporation.

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

During the nine months ended September 30, 2017, the Company converted 914 shares of Series D for 266,325 shares of common stock.

Common Stock

On January 30, 2017, the Company issued 2,946,740 shares of its restricted common stock to settle outstanding vendor liabilities of $353,732. In connection with this transaction the company also recorded a loss on settlement of vendor liabilities of $110,674.

On February 1, 2017, the Company issued 800,000 shares of its restricted common stock to its placement agent. Such shares were issued pursuant to a Placement Agent Agreement with the Company and services rendered in connection with a private placement of the Company’s securities.

On February 13, 2017, the Company issued 133,333 shares of its restricted common stock to its placement agent. Such shares were issued pursuant to a Placement Agent Agreement with the Company and services rendered in connection with a private placement of the Company’s securities.

Stock Options

The Company applied fair value accounting for all share based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for options granted during the three months ended September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Exercise price	0.20-0.75	0.25-0.40
Expected dividends	0%	0%
Expected volatility	63.72% - 92.14%	73.44%-90.05%
Risk free interest rate	1.74% - 2.10%	1%-1.39%
Expected life of option	5 years	4.68-5 years

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – December 31, 2016	2,250,000	$0.34	4.38
Granted	15,499,990	$0.43	4.89
Exercised	-	-	-
Cancelled/Modified	(100,000)	$0.40	-
Balance – September 30, 2017 – outstanding	17,649,990	$0.42	4.77
Balance – September 30, 2017 – exercisable	8,983,322	$0.27	4.65

Outstanding options held by related party – September 30, 2017	17,549,990	$0.42	4.77
Exercisable options held by related party – September 30, 2017	8,983,322	$0.27	4.65

At September 30, 2017, the aggregate intrinsic value of options outstanding and exercisable was $220 and $220, respectively.

Stock-based compensation for stock options has been recorded in the condensed consolidated statements of operations and totaled $560,794 and $0, for the three months ended September 30, 2017 and 2016, respectively.

The following is a summary of the Company’s stock options granted during the nine months ended September 30, 2017:

Options	Value	Purpose for Grant
15,499,990	$681,246	Service Rendered

Warrants

The Company applied fair value accounting for all share based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for warrants granted during the three months ended September 30, 2017 are as follows:

	September 30, 2017	December 31, 2016
Exercise price	$0.20-0.30	$0.40
Expected dividends	0%	0%
Expected volatility	62.63%-92.96%	73.44-91.54%
Risk free interest rate	1.64%-2.03%	1.13%-1.39%
Expected life of warrant	5 years	5 years

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2016	15,541,666	$0.36
Granted	18,915,358	$0.20
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2017	34,457,024	$0.27
Exercisable – September 30, 2017	34,457,024	$0.27

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.20 – 0.40	34,457,024	3.97	0.27	34,457,024	0.27

During the nine months ended September 30, 2017, a total of 5,811,360 warrants were issued with promissory notes (See Note 6 above). In addition, the placement agent was granted a total of 487,756 warrants to purchase common stock. The warrants have a grant date fair value of $1,104,731 using a Black-Scholes option-pricing model and the above assumptions.

During the nine months ended September 30, 2017, a total of 7,759,126 warrants were issued with convertible notes (See Note 7 above). In addition, the placement agent was granted a total of 12,150 warrants to purchase common stock. The warrants have a grant date fair value of $455,173 using a Black-Scholes option-pricing model and the above assumptions.

During the nine months ended September 30, 2017, a total of 255,500 warrants were issued with notes payable – related party (See Note 8 above). The warrants have a grant date fair value of $23,437 using a Black-Scholes option-pricing model and the above assumptions.

During the nine months ended September 30, 2017, a total of 4,589,466 warrants were issued with convertible notes payable – related party (See Note 8 above). The warrants have a grant date fair value of $283,352 using a Black-Scholes option-pricing model and the above assumptions.

Note 12 - Subsequent Events

Subsequent to September 30, 2017, the Company sold Units under The August 2017 Convertible Note Offering for gross proceeds of $1,954,918. In addition, $659,112 of the Company’s short term debt along with accrued but unpaid interest of $24,876 was converted. As additional consideration for entering in the private placement offering, the investors were granted a total of 13,070,148 warrants to purchase common stock. As part of the transaction, the Company incurred placement agent fees of $66,574. In addition, the placement agent was granted a total of 579,969 warrants to purchase common stock at an exercise price of $0.2.

On October 24, 2017, the Company entered into a Settlement Agreement (the “Settlement Agreement”) by and among the Company and Alpha Capital Anstalt (“Alpha Capital”) to resolve a dispute related to Alpha Capital’s claims brought against the Company on September 13, 2017 in United States District Court, Southern District of New York, for the alleged failure to honor a conversion notice submitted by Alpha Capital whereby Alpha Capital believed it was to be issued a certain amount of the Company’s Common Stock for its conversion of the Company’s Series A Cumulative Convertible Preferred Stock (the “Dispute”). Pursuant to the Settlement Agreement, the Company agreed to pay Alpha Capital $150,000. In November 2017, the Company fulfilled is settlement obligation by paying Alpha Capital a total of $150,000. Upon receipt of the payments, Alpha Capital no longer has any rights under the Series A Cumulative Convertible Preferred Stock. The payments to Alpha Capital represents the settlement of the Dispute and all of the claims related to such have been dismissed.

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

Overview

Jerrick is a technology company focused on the development of genre specific communities, sponsored digital content, and e-commerce opportunities. Jerrick’s flagship product Vocal is a proprietary long-form social publishing platform, capable of hosting multiple forms of rich media content. Creators of content are given the opportunity to monetize that content and expand their digital footprint beyond multiple sources such as blog sites, Spotify, YouTube, and Amazon.

Millions of bloggers creating content such as short videos, podcasts, music, and written word are posting long-form content online every day. This activity is increasing rapidly, experiencing particularly strong growth in the last three years. Of these creators, only a very small fraction achieve meaningful visibility for their content, and even fewer are rewarded financially as the content is typically not structured to generate search engine optimization for organic traffic.

Jerrick’s specific focus is to work with content creators and corporate brands that recognize the continuous decay of margins in the digital advertising space and are looking to participate in the next generation of platforms built without the need to achieve revenues through display advertising. Display ads can be blocked by ad blockers, some of which are created by the very same companies feeding the ads. This has resulted in a progressive margin deterioration over the last five years, creating what Jerrick sees as an unprecedented opportunity for companies in the long-form space.

After two years of research and development, Jerrick’s product, Vocal, was launched on November 30, 2016. Today Jerrick’s platform has attracted over 85,000 registered content creators. The Company believes this number will grow to over 100,000 registered users before year end. The Company believes the technology upgrades implemented in the third quarter of 2017, have secured Vocal’s position as one of the premier platforms in its space.

Vocal has filed a number of technology patents and digital intellectual property trademarks. Creators need tools; We believe that Vocal provides one of the best in class editors available in the publishing space. As a social platform, Vocal amplifies creators’ content by providing a proprietary search engine optimization process in combination with a user’s current digital audience. Amplification of the content facilitates organic search rankings for content at a significantly higher pace than other similar platforms. Vocal allows content creators to monetize this amplification through a read algorithm of views. Vocal uses Stripe for its payment transactions. Registered users submit content to one of Vocal’s communities and can track earning per view on their individual internal dashboards.

Vocal enables content creators to reach an engaged audience through its growing portfolio of genre-specific communities. By creating communities of engaged, topically focused users through the platform’s content creation process, Jerrick provides advertisers and marketers access to targeted groups of engaged consumers.

Dashboard statistics	March 31, 2017	June 30, 2017	September 30, 2017	Current as of November 14, 2017
Communities	12	12	24	28
Page Views per Month	1.8mm	3.0mm	4.5mm	5.1mm
Total Bloggers Signed Up	3,031	11,507	50,000	85,000
Average # of Submissions /Day	25	83	250	285
Average # of Published Articles /Day	20	62	119	139

CURRENT BUSINESS METRICS
● User Device:	76% Mobile / 18% Desktop / 6% Tablet
● Traffic Source:	55% Search / 25% Social
● Geographic:	53% U.S. / 28% Europe / 8% Canada

Thus far, the Company’s revenues have been generated from legacy businesses related to traditional media opportunities as well as sales from the Jerrick’s image library. While management expects these business lines and legacy assets to continue to contribute to revenues and generate strong margins for many years to come, we expect that the majority of revenues going forward will be generated by the Company’s technology. Jerrick’s platform Vocal is positioned to generate revenues along a number of lines.

Starting November 1, 2017, we launched branded content campaigns that we expect to average $500 per published article. Our salesforce expects to close on over 20 individual sales engagements in the month of November. We believe that such numbers, as well as the proceeds per published article, will rise over the upcoming year, as we complete important features for content scalability and the creation processes.

In the first quarter of 2018, Jerrick plans to launch additional revenue lines including affiliated sales, in-house agency production, and platform processing fees across Vocal’s entire network. We believe that these new streams of revenue should begin contributing meaningful high-margin revenue in 2018. The Company also intends to release further enhancements to the Vocal editor and introduce social features.

In the second quarter of 2018, the Company plans to introduce SaaS subscriptions to the Vocal platform, which we believe will further develop into revenues and increase the platform’s user base exponentially. Newly introduced features will include user analytics updates as well as iOS and Android applications.

In the third quarter of 2018, Jerrick intends to introduce a self-serve native advertising structure that will facilitate transitioning brands off their dependence on traditional display advertising and into a native content advertising model. Jerrick also intends to release an open API and further enhancements to the machine learning capabilities of the Vocal engine toward the end of 2018.

The Company believes that the completion of this roadmap in 2018 will lead to its platform supporting over 100 in-network niche oriented communities, publishing 1,000 pieces of long-form content daily across the network from over 250,000 registered content creators, reaching over 20,000,000 page views per month.

For the first nine months of 2017, the Company has continued to lay the foundation to support the rapid growth of its Vocal platform. The Company expects to progressively transition from development to execution of scaling its business through organic growth and strategic partnerships with synergistic companies to maximize its business and revenue generating opportunities.

Results of Operations

 Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2017 compared to December 31, 2016:

	September 30, 2017	December 31, 2016	Increase/ (Decrease)
Current Assets	$94,678	$184,494	$(89,816)
Current Liabilities	$6,050,038	$3,544,996	$2,505,042
Working Capital Deficit	$(5,955,360)	$(3,360,502)	$(2,594,858)

At September 30, 2017, we had a working capital deficit of $(5,955,360), as compared to a working capital deficit of $(3,360,502) at December 31, 2016, a decrease of $(2,594,858). The increase is primarily attributable to the derivative liability of $1,543,678 recorded as of September 30, 2017.

Net Cash

Net cash used in operating activities for the nine-month period ended September 30, 2017 and 2016, was $2,476,844 and $1,928,242, respectively. The net loss for the nine-month period ended September 30, 2017 and 2016 was $5,762,470 and $7,087,938, respectively. This change is primarily attributable to the net loss for the current period offset by the change in prepaid expenses of $10,000, depreciation expense of $28,211, share-based compensation of $751,215, the accretion of debt discount and debt issuance costs of $2,025,484, the loss on settlement of vendor liabilities of $110,674, and the derivative expense of $254,470. These increases were offset by change in fair value of the derivative liability of $(1,257,716), respectively.

Net cash used in investing activities for the nine-month period ended September 30, 2017 and 2016 was $0 and $43,956 for the purchase of property and equipment.

Net cash provided by financing activities for the nine-month period ended September 30, 2017 and 2016 was $2,397,028 and $1,539,699. During the 2017 period, the Company was predominantly financed by issuance of notes and related party notes of $2,208,085 and $1,034,000, respectively. These increases were offset by repayment of related party notes and line of credit of $120,000 and $125,324, respectively. The Company also paid $151,956 for debt issuance costs during the 2017 nine-month period. During the 2016 period, the Company was predominantly financed by issuance of notes and preferred stock.

Summary of Statements of Operations for the Three-Month Period Ended September 30, 2017 and 2016:

	Three Month Period Ended
	September 30, 2017	September 30, 2016
Net revenue	$11,244	$16,389
Gross margin	$11,244	$16,389
Operating expenses	$(1,418,387)	$(949,026)
Loss from operations	$(1,407,143)	$(932,637)
Other expenses	$(1,502,376)	$(106,729)
Net loss	$(2,909,519)	$(1,039,366)
Loss per common share – basic and diluted	$(0.07)	$(0.03)

Net Revenue

Net revenue was $11,244 for the three-month period ended September 30, 2017, as compared to $16,389 for the comparable three-month period ended September 30, 2016, a decrease of $5,145. The decrease in net revenue is primarily attributable to the Company’s transitioning its ecommerce business from direct sale of products and Company owned memorabilia, through various web-based distribution channels, toward generating revenue through native advertising, branded marketing, and affiliate sales, resulting from the creation of genre specific, user generated content community websites. As part of that transition, the Company focused its efforts throughout 2017 on the development of its proprietary Vocal software platform to support the scalability of its business model. The Company expects revenue derived from its Vocal platform websites as well as sales of artwork and memorabilia related to the Guccione Acquisition to increase in the fourth quarter and into 2018.

Gross Profit

Gross profit percentage was 100% during the three-month periods ended September 30, 2017 and 2016. Gross margin is primarily attributable to the Company’s higher margin advertising and branded content revenue resulting from increased traffic on its websites, as well as media sales with little to no associated cost. The Company expects its gross margins to fluctuate as its business model continues to evolve.

Operating Expenses

Operating expenses for the three-month period ended September 30, 2017 were $1,418,387 as compared to $949,026 for the three-month period ended September 30, 2016. The increase of $469,361 in operating expenses is a result of a $179,193 increase in General and Administrative expenses related to the continued development of the Vocal platform, including the launch of additional content, a $236,501 increase in consulting and professional fees related to being a publicly traded company and a $53,667 increase in compensation which includes charges of $97,177 related to option grants to company executives and employees during the three months ended September 30, 2017.

Loss from Operations

Loss from operations for the three-month period ended September 30, 2017 was $1,407,143 as compared to loss of $932,637 for the three-month period ended September 30, 2016. The increase in the loss from operations is primarily attributable to an increase in expenses related to the continued development of the Vocal platform, including the launch of additional content and operating as a publicly traded company and the decrease in sales.

Other Income (Expenses)

Other income (expenses) for the three-month period ended September 30, 2017 was $(1,502,376), as compared to $(106,729) for the three-month period ended September 30, 2016. Other expenses during the three-month period ended September 30, 2017 was comprised of interest expense of $(228,120) on notes payable, accretion of debt discount and issuance cost of (1,074,002) and loss on extinguishment of debt of (876,038). These expenses were offset by the gain on derivative liability of $673,705 and a gain on settlement of debt of 2,079 as recorded during the three-month period ended September 30, 2017. During the three-month period ended September 30, 2016, other expenses were comprised of interest expense of $61,382, accretion of debt discount and issuance cost of $55,347. These expenses were offset by the gain on the sale of asset of $10,000 as recorded during the three-month period ended September 30, 2017.

Net Loss

Net loss attributable to common shareholder for three-month period ended September 30, 2017, was $2,909,519, or loss per share of $0.07, as compared to a net loss of $1,039,366, or loss per share of $0.03, for the three-month period ended September 30, 2016.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Summary of Statements of Operations for the Nine-Month Period Ended September 30, 2017 and 2016:

	Nine Month Period Ended
	September 30, 2017	September 30, 2016
Net revenue	$105,345	$201,029
Gross margin	$105,345	$157,708
Operating expenses	$(3,488,117)	$(2,725,329)
Loss from operations	$(3,382,772)	$(2,567,621)
Other expenses	$(2,379,698)	$(4,520,317)
Net loss	$(5,762,470)	$(7,087,938)
Loss per common share – basic and diluted	$(0.15)	$(0.23)

Net Revenue

Net revenue was $105,345 for the nine-month period ended September 30, 2017, as compared to $201,029 for the comparable nine-month period ended September 30, 2016, a decrease of $95,684. The decrease in net revenue is primarily attributable to the Company’s transitioning its ecommerce business from direct sale of products and Company owned memorabilia, through various web-based distribution channels, toward generating revenue through native advertising, branded marketing, and affiliate sales, resulting from the creation of genre specific, user generated content community websites. As part of that transition, the Company focused its efforts throughout 2017 on the development of its proprietary Vocal software platform to support the scalability of its business model. The Company expects revenue derived from its Vocal platform websites as well as sales of artwork and memorabilia related to the Guccione Acquisition to increase in the fourth quarter and into 2018.

Gross Profit

Gross profit percentage increased from a gross profit of 78% during the nine-month period ended September 30, 2016, to a gross profit of 100% during the nine-month period ended September 30, 2017. The increase in gross margin is primarily attributable to the Company’s higher margin advertising and branded content revenue resulting from increased traffic on its websites, as well as media sales with little to no associated cost. The Company expects its gross margins to fluctuate as its business model continues to evolve.

Operating Expenses

Operating expenses for the nine-month period ended September 30, 2017 were $3,488,117 as compared to $2,725,329 for the nine-month period ended September 30, 2016. The increase of $762,788 in operating expenses is a result of a $431,635 increase in compensation, which includes charges of $560,794 related to option grants to company executives and employees, $268,089 increase in General and Administrative expenses related to continued development of the Vocal platform, including the launch of additional content, and $63,064 increase in consulting and professional fees related to becoming a publicly traded company.

Loss from Operations

Loss from operations for the nine-month period ended September 30, 2017 was $3,382,772 as compared to loss of $2,567,621 for the nine-month period ended September 30, 2016. The increase in net loss is primarily attributable to a decrease in revenue and the increase in operating expenses related to the continued development of the Vocal platform, including the launch of additional content and the operating as a publicly traded company.

Other Income (Expenses)

Other income (expenses) for the nine-month period ended September 30, 2017 was $(2,379,698), as compared to $(4,520,317) for the nine-month period ended September 30, 2016. Other expenses during the nine-month period ended September 30, 2017 was comprised of interest expense of $(372,825) on notes payable, accretion of debt discount and issuance cost of $(2,025,486), loss on extinguishment of debt the settlement of $(876,038) and vendor liabilities of $(110,674) recorded by the Company. These expenses were offset by the gain on derivative liability of $1,257,716 and a gain on settlement of debt of 2,079 as recorded during the nine-month period ended September 30, 2017. During the nine-month period ended September 30, 2016, other expenses were comprised of interest expense of $(4,458,996), accretion of debt discount and issuance cost of $(71,321). These expenses were offset by the Gain on the sale of assets of $10,000.

Net Loss

Net loss attributable to common shareholder for nine-month period ended September 30, 2017, was $5,912,470, or loss per share of $0.15, as compared to a net loss of $7,087,938, or loss per share of $0.23, for the nine-month period ended September 30, 2016.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Off-Balance Sheet Arrangements

As of September 30, 2017, we have no off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On October 24, 2017, the Company entered into a Settlement Agreement (the “Settlement Agreement”) by and among the Company and Alpha Capital Anstalt (“Alpha Capital”) to resolve a dispute related to Alpha Capital’s claims brought against the Company on September 13, 2017 in United States District Court, Southern District of New York for the alleged failure to honor a conversion notice submitted by Alpha Capital whereby Alpha Capital believed it was to be issued a certain amount of the Company’s Common Stock for its conversion of the Company’s Series A Cumulative Convertible Preferred Stock (the “Dispute”). The Company agreed to pay Alpha Capital $150,000. Upon the payment of the $150,000 by the Company to Alpha Capital, Alpha Capital no longer has any rights under the Series A Cumulative Convertible Preferred Stock. The payment to Alpha Capital represents the settlement of the Dispute and all of the claims related to such have been dismissed.

Other than as noted above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as disclosed in the financial notes above, there were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2017 that were not previously reported in a Current Report on Form 8-K.

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

JERRICK MEDIA HOLDINGS, INC.

Date: November 20, 2017	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

