Form 10-K
period 2017-12-31
Jerrick Media Holdings, Inc.
filed 2018-05-17
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017, based on a closing price of $0.1622 was $3,853,263. As of May 15, 2018, the registrant had 40,524,432 shares of its common stock, par value $0.001 per share, outstanding.

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

PART I

Item 1. Business.

Corporate History and Overview

Jerrick Media Holdings, Inc. (“we,” “us,” the “Company,” or “Jerrick Media” or “Jerrick”) (formerly Great Plains Holdings, Inc. or “GTPH”) was incorporated under the laws of the state of Nevada on December 30, 1999 under the name LILM, Inc. The Company changed its name on December 3, 2013 to Great Plains Holdings, Inc. as part of its plan to diversify its business through the acquisition and operation of commercial real estate, including, but not limited to, self-storage facilities, apartment buildings, 55+ senior manufactured home communities, and other income producing properties. Historically, the Company principally engaged in the manufacture and marketing of the LiL Marc, a plastic boys’ toilet-training device, which we discontinued as of December 31, 2014.

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

Jerrick Media Business

Jerrick Media Holdings Inc. develops technology-based solutions designed to solve for challenges that have resulted from disruption and evolution within the broad digital media and content generation environment. Its flagship product Vocal is a long-form, digital publishing platform focused on supporting content creators with content management tools that are embedded within digital communities. Vocal is architected to enable targeted marketing of branded content and e-commerce opportunities in long-form content. Vocal’s community sites are moderated by a dedicated team with a primary focus on creating healthy communities and identifying monetization opportunities within them. Vocal serves as a versatile home for content creators. The platform supports multiple forms of content such as: short videos, podcasts, music, and written word. This activity is expected to increase at a rapid pace. A fraction of creators achieve meaningful visibility for their content, and even fewer are rewarded financially. Jerrick Media Holdings’ product Vocal provides a solution for the creative community.

Jerrick Media Holdings, Inc. partners with content creators and brands that recognize difficulties inherent in the digital advertising space and are looking to capitalize on the branded content marketing opportunities available on publishing platforms like Vocal.

Through 2017 content creation continue to accelerate exponentially. Audiences continued to shift from traditional digital media to independent creator content. Traditional advertising business models continue to be threatened. The intrusive nature of display ads, which led to over 680 million ad-blockers installed and, is causing accelerated margin compression at the largest digital advertisers. Because of these tightening spreads, excessive traffic is required to successfully monetize content. Jerrick’s business model continues to view this opportunistically.

While management expects legacy assets that were acquired prior to the launch of Vocal to continue to contribute to revenues and generate strong margins we expect that the majority of revenues going forward will be generated by the Company’s technology. Jerrick’s diversified portfolio combines technology, data analytics and media related products to generate shareholder value. In addition to transactional revenues directly attributed to the long-form social platform, Jerrick will continue to monetize its core library of media assets as well as consult for brands and agencies through its suite of quantitative and fundamental analytics.

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

Our Website Communities

We are developing an ever-increasing number of genre-specific websites, designed to create self-sustaining communities, with each revolving around a specific topic or theme. The creation of these websites is driven by two factors: (i) the potential for monetization opportunities, and (ii) by the topical content provided by our users. All of these sites are powered by Vocal, our proprietary long-form digital publishing and content distribution platform.

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

Protecting our Content from Copyright Theft

The theft of pictures, video and other entertainment content presents a significant challenge to our industry, and we have taken many steps to address this concern. Where possible, we make use of technological protection tools, such as encryption, to protect our content. Notwithstanding these efforts and the many legal protections that exist to combat piracy, the proliferation of content theft and technological tools with which to carry it out continue to escalate. The failure to obtain enhanced legal protections and enforcement tools could make it more difficult for us to adequately protect our intellectual property, which could negatively impact its value.

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

As reflected in the accompanying audited consolidated financial statements, the Company had a net loss of approximately $8.8 million for the year ended December 31, 2017, and a working capital deficit and accumulated deficit of approximately $4.0 million and approximately $22.2 respectively, at December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In their report dated May 17, 2018, our independent auditors stated that our financial statements for the period ended December 31, 2017, were prepared assuming that we would continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We believe that maintaining and enhancing the “Filthy Media”, “OMNI”, “Geeks”, “Longevity”, and “Potent” brands is critical to expanding our base of users, advertisers and affiliates. Maintaining and enhancing our brands’ profiles may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain the “Filthy Media”, “OMNI”, “Geeks”, “Longevity”, and “Potent” brands’ profiles, or if we incur excessive expenses in this effort, our business and operating results could be harmed. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands’ profiles may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to be a technology leader and to continue to provide attractive products and services, which we may not do successfully.

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

If any of our relationships with internet search websites terminate, if such websites’ methodologies are modified or if we are outbid by competitors, traffic to our websites could decline.

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

We may be subject to claims of infringement of third party patents and trademarks and other violations of third party intellectual property rights. Intellectual property disputes are generally time-consuming and expensive to litigate or settle, and the outcome of such disputes is uncertain and difficult to predict. The existence of such disputes may require us to set-aside substantial reserves, and has the potential to significantly affect our overall financial standing. To the extent that claims against us are successful, they may subject us to substantial liability, and we may have to pay substantial monetary damages, change aspects of our business model, and/or discontinue any of our services or practices that are found to be in violation of another party’s rights. Such outcomes may severely restrict or hinder ongoing business operations and impact the value of our business. Successful claims against us could also result in us having to seek a license to continue our practices. Under such conditions, a license may or may not be offered or otherwise made available to us. If a license is made available to us, the cost of the license may significantly increase our operating burden and expenses, potentially resulting in a negative effect on our business, financial condition and results of operations.

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

Our website addresses, or domain names, are critical to our business. We currently own more than 388 domain names. However, the regulation of domain names is subject to change, and it may be difficult for us to prevent third parties from acquiring domain names that are similar to ours, that infringe our trademarks or that otherwise decrease the value of our brands. If we are unable to obtain or maintain key domain names for the various areas of our business, our ability to operate and grow our business may be impaired.

We may have difficulty scaling and adapting our existing network infrastructure to accommodate increased traffic and technology advances or changing business requirements, which could cause us to incur significant expenses and lead to the loss of users and advertisers.

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computer power we will need. We could incur substantial costs if we need to modify our websites or our infrastructure to adapt to technological changes. If we do not maintain our network infrastructure successfully, or if we experience inefficiencies and operational failures, the quality of our products and services and our users’ experience could decline. Maintaining an efficient and technologically advanced network infrastructure is particularly critical to our business because of the pictorial nature of the products and services provided on our websites. A decline in quality could damage our reputation and lead us to lose current and potential users and advertisers. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our operating results and financial condition.

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

Our Potent Media brand is a website devoted to exploring the history of marijuana, the cannabis culture and its effect on pop culture today. The site keeps its user base informed on all things involving cannabis culture including movies, tv and books and festivals, conventions and politics. However, despite the development of a legal cannabis industry under the laws of certain states, these state laws legalizing medical and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a schedule-I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that the Federal government has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that legalize its use. Although the Obama Administration determined that it is not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state laws allowing the use and distribution of medical and recreational cannabis. The Trump administration has made statements implying that it could change this policy and decide to enforce the federal laws strongly, though no specific measures have yet been implemented other than revocation of the Cole Memo and two others. Any negative material change in the Federal government’s policy on enforcement of these laws could potentially cause damage to the Potent brand, but should not cause significant financial damage to the Company and/or our shareholders.

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

Our Terms and Conditions clearly state that our network and services are only to be used by users who are over 13 years old. However, it is impractical to independently verify that all activity occurring on our network fits into this description. As such, we run the risk of federal and state law enforcement prosecution.

Although the Obama Administration has determined that it is not an efficient use of resources to direct Federal law enforcement agencies to prosecute those following certain state laws allowing for the use and distribution of medical and recreational cannabis, there can be no assurance that the administration, or future administrations, will not change its stated policy and begin enforcement of the Federal laws against us or users of our website. Additionally, there can be no assurance that we will not face criminal prosecution from states where the use of cannabis is permitted for the use of cannabis in ways which do not fall under the state law. Finally, even if we attempt to prevent the use of our website or digital communities in states where cannabis use is not permitted under state law, use of our websites by those in such states may still occur and state authorities may still bring an action against us for the promotion of cannabis related material by those residing in such states.

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

Our Articles of Incorporation authorize the issuance of 300,000,000 shares of Common Stock, and 20,000,000 shares of preferred stock. Currently the Company has issued 31,581 shares of Series A Preferred, 8,063 shares of Series B Preferred and 0 of Series D Convertible Preferred Stock (the “Series D Preferred”). Additionally, the Company has issued warrants to purchase 46,211,279 shares of our common stock at a weighted average exercise price of $0.25. As of May 15, 2018, the Series A Preferred, Series B Preferred and Series D Preferred, are convertible into 233,496 shares of the Company’s common stock, subject to adjustment. In addition, the Company has convertible notes outstanding that convert into 23,282,046 shares of the Company’s common stock at conversion rates between $0.20 - $0.30. Assuming all of the Company’s currently outstanding preferred stock be converted and all outstanding warrants be exercised, the Company would have to issue an additional 190,769,997 shares of common stock representing 175% of our current issued and outstanding common stock. The future issuance of this Common Stock would result in substantial dilution in the percentage of our Common Stock held by our then existing shareholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our Common Stock.

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

WE MAY ISSUE ADDITIONAL SHARES OF PREFERRED STOCK IN THE FUTURE THAT MAY ADVERSELY IMPACT YOUR RIGHTS AS HOLDERS OF OUR COMMON STOCK.

Our articles of incorporation authorize us to issue up to issue up to 20,000,000 shares of preferred stock in various classes. As of December 31, 2017 there are 39,520,682 outstanding shares of common stock. Currently, the Company has issued 31,581 shares of Series A Preferred, 8,063 shares of Series B Preferred and 0 shares of Series D Preferred stock outstanding. As of May 15, 2018, our outstanding preferred stock is convertible into 233,496 shares of the Company’s Common Stock. Our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue additional shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our Common Stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the Common Stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of Common Stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as a holder of Common Stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of May 15, 2018, our corporate headquarters which houses operations and support personnel, is located at 202 S Dean Street, Englewood, NJ 07631, an office consisting of a total of 12,000 square feet. The current lease term is effective from January 8, 2014 through May 1, 2018 (the “Term”) with monthly rent of $8,500 until December 31, 2015 and $14,165 for each subsequent year of the Term thereafter. Because the Term expired May 1, 2018, the Company is currently operating on a month-to-month basis at the same monthly rent of $14,165.

We will be relocating our corporate headquarters as soon as the construction on our new office is complete. We recently signed a lease for the new corporate headquarters consisting of a total of 2,300 square feet. The lease term is effective upon the later of May 1, 2018 or substantial completion of the landlord’s work and ends five years and one month after the lease commences with monthly rent of $5,612.00 for the first year and increases at a rate of 3% for each subsequent year thereafter.

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

The following table sets forth the high and low bid price for our common stock for each quarter during the 2017 and 2016 fiscal years and the first and second quarters of the 2018 fiscal year through May 16, 2018. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Fiscal 2017	High	Low
First Quarter (January 1 – March 31)	$0.30	$0.07
Second Quarter (April 1 – June 30)	$0.31	$0.13
Third Quarter (July 1 – September 30)	$0.20	$0.05
Fourth Quarter (October 1 – December 31	$0.23	$0.10

Fiscal 2016	High	Low
First Quarter (January 1 – March 31)	$0.51	$0.20
Second Quarter (April 1 – June 30)	$0.72	$0.36
Third Quarter (July 1 – September 30)	$0.95	$0.05
Fourth Quarter (October 1 – December 31	$0.95	$0.22

(b) Holders of Common Equity

As of May 16, 2018, there were approximately 125 stockholders of record. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

There are currently 17,649,990 outstanding options to purchase our securities with a weighted exercise price of $0.42 per option. Currently, the Company has 350,010 available options to issue under the plan.

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

(e) Unregistered Sales of Equity Securities

During the year ended December 31, 2017, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q as listed below. All of the securities discussed in this Item 5(e) were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

On February 7, 2017, the Company issued 1,767,633 shares of its restricted Common Stock to consultants in exchange for services at a fair value of $293,427.

In March of 2017, the Company issued 60,000 shares of Common Stock to ProActive Capital Resources Group, under an Advisory Agreement for their services as an Investor Relations group.

On April 25, 2017, the Company issued convertible notes to Arthur Rosen, totaling $25,000 (the “April Rosen Notes”). The April Rosen Notes accrue interest at 12% per annum and mature with interest and principal both due on September 1, 2017. In addition, in connection with the April Rosen Notes, the Company issued a five-year warrant to purchase 17,500 shares of Company common stock at a purchase price of $0.20 per share. On September 7, 2017, the April Rosen Notes and accrued interest was converted into the August 2017 Convertible Note Offering.

On April 25, 2017, the Company issued a convertible note to Chris Gordon, totaling $25,000 (the “April Gordon Notes”). The April Gordon Notes accrue interest at 12% per annum and matures with interest and principal both due on September 1, 2017. In addition, the Company issued a five-year warrant to purchase 17,500 shares of Company common stock at a purchase price of $0.20 per share. The April Gordon Notes and accrued interest were converted into the August 2017 Convertible Note Offering.

In November of 2017, the Company issued a warrant to purchase 100,000 shares of Common Stock to Arthur Rosen in consideration for the extension of an outstanding Promissory Note. The warrants have an exercise price of $0.20 and an expiration date of November 13, 2022.

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

Overview

Jerrick Media Holdings Inc. develops technology-based solutions designed to solve for challenges that have resulted from disruption and evolution within the broad digital media and content generation environment. Its flagship product Vocal is a long-form, digital publishing platform focused on supporting content creators with content management tools that are embedded within digital communities. Vocal is architected to enable targeted marketing of branded content and e-commerce opportunities in long-form content. Vocal’s community sites are moderated by a dedicated team with a primary focus on creating healthy communities and identifying monetization opportunities within them.

Vocal serves as a versatile home for content creators. The platform supports multiple forms of content such as: short videos, podcasts, music, and written word. This activity is expected to increase at a rapid pace. A fraction of creators achieve meaningful visibility for their content, and even fewer are rewarded financially. Jerrick Media Holdings’ product Vocal provides a solution for the creative community.

Jerrick Media Holdings, Inc. partners with content creators and brands that recognize difficulties inherent in the digital advertising space and are looking to capitalize on the branded content marketing opportunities available on publishing platforms like Vocal.

During the remainder of the second quarter of 2018, Jerrick planned and plans to launch additional revenue lines, including brand subscriptions to access the platform and its community of creators as well as subscription revenues for creator upgrade tools. The Company believes that these new streams of revenue will contribute a meaningful portion of revenues in fiscal year 2018. The Company also intends to release further enhancements to the Vocal editor and introduce social features.

In the third and fourth quarters of 2018, the Company plans to introduce Software as a Service (SaaS) subscriptions to the Vocal platform. Additional features will include user analytics updates as well as iOS and Android applications.

Results of Operations

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2017 compared to December 31, 2016:

	December 31, 2017	December 31, 2016	Increase / (Decrease)
Current Assets	$112,376	$184,494	$(72,118)
Current Liabilities	$4,159,644	$3,544,996	$614,648
Working Capital Deficit	$(4,047,268)	$(3,360,502)	$(686,766)

At December 31, 2017, we had a working capital deficit of $4,047,268, as compared to a working capital deficit of $3,360,502 at December 31, 2016, an increase of $686,766. The increase is primarily attributable to the decrease in cash, increase in accrued dividends, increase in notes payable and an increase in line of credit related party. These were offset by an increase in accounts receivable, decrease in convertible notes current, decrease in note payable related party and a decrease in line of credit.

Net Cash

Net cash used in operating activities for the year ended December 31, 2017 and 2016, was $3,852,552 and $2,517,113 respectively. The net loss for the year ended December 31, 2017 and 2016 was $8,751,586 and $7,391,907, respectively. This change is primarily attributable to the net loss for the current period offset by the repayment of a deposit in the amount of $10,000, share-based payments in the amount of $1,262,377 to employees and consultants for services rendered, the accretion of debt discount and debt issuance costs of $1,828,027 due to the incentives given with debentures, and a loss on extinguishment of debt of $906,531 for the incentives given to amend or convert debt. These increases were offset by gain on settlement of the revenue based factoring agreement of $2,079, gain on settlement of vendor liabilities of $167,905 and a change in accounts receivable of $1,325.

Net cash used in investing activities for the year ended December 31, 2017 and 2016 was $14,662 and $43,957 for the purchase of property and equipment.

Net cash provided by financing activities for the year ended December 31, 2017 and 2016 was $3,803,771 and $2,296,935. During the 2017 period, the Company was predominantly financed by issuance of notes and related party notes of $3,743,085 and $1,084,000, respectively to fund operations. These increases were offset by repayment of note payable and convertible notes of $100,000 and $477,777, respectively. The Company also paid $211,956 for debt issuance costs during the year ended December 31, 2017. During the 2016 period, the Company was predominantly financed by issuance of notes and preferred stock.

Summary of Statements of Operations for the Year Ended December 31, 2017 and 2016:

	Year Ended
	December 31, 2017	December 31, 2016
Net revenue	$95,653	$223,927
Gross margin	$95,653	$180,606
Operating expenses	$(5,657,981)	$(3,872,362)
Loss from operations	$(5,562,328)	$(3,691,756)
Other expenses	$(3,189,258)	$(3,700,151)
Net loss	$(8,751,586)	$(7,391,907)
Loss per common share – basic and diluted	$(0.23)	$(0.23)

Net Revenue

Net revenue was $95,653 for the year ended December 31, 2017, as compared to $ 223,927 for the comparable year ended December 31, 2016, a decrease of $128,274. The decrease in net revenue is primarily attributable to the Company’s transitioning its ecommerce business from direct sale of products and Company owned memorabilia, through various web-based distribution channels, toward generating revenue through native advertising, branded marketing, and affiliate sales, resulting from the creation of genre specific, user generated content community websites. As part of that transition, the Company focused its efforts throughout 2017 on the development of its proprietary Vocal software platform to support the scalability of its business model.

Gross Profit

Gross profit percentage was 100% during the years ended December 31, 2017 and 2016. Gross margin is primarily attributable to the Company’s higher margin advertising and branded content revenue resulting from increased traffic on its websites, as well as media sales with little to no associated cost. The Company expects its gross margins to fluctuate as its business model continues to evolve.

Operating Expenses

Operating expenses for the years ended December 31, 2017 were $5,657,981 as compared to $3,872,362 for the year ended December 31, 2016. The increase of $1,785,619 in operating expenses is a result of a $644,768 increase in General and Administrative expenses related to the continued development of the Vocal platform, including the launch of additional content, a $134,728 decrease in consulting and professional fees related to being a publicly traded company and a $345,912 increase in compensation.

Loss from Operations

Loss from operations for the year ended December 31, 2017 was $5,562,328 as compared to loss of $3,691,756 for the year ended December 31, 2016. The increase in the loss from operations is primarily attributable to an increase in expenses related to the continued development of the Vocal platform, including the launch of additional content and operating as a publicly traded company and the decrease in sales.

Other Income (Expenses)

Other income (expenses) for the year ended December 31, 2017 was $(3,189,258), as compared to $(3,700,151) for the year ended December 31, 2016. Other expenses during the year ended December 31, 2017 was comprised of interest expense of $(477,005) on notes and related party notes, accretion of debt discount and issuance cost of $(1,828,027) due to the incentives given with debentures and loss on extinguishment of debt of $(906,531) for the incentives given to amend or convert debt. These expenses were offset by the gain on settlement of the revenue based factoring agreement of $2,079 as recorded during the year ended December 31, 2017. During year ended December 31, 2016, other expenses were comprised of interest expense of $(3,474,529) on notes and related party notes, accretion of debt discount and issuance cost of $(235,622) due to the incentives given with debentures. These expenses were offset by the gain on the sale of asset of $10,000 as recorded during the year ended December 31, 2017.

Net Loss

Net loss attributable to common shareholder for year ended December 31, 2017, was $8,751,586, or loss per share of $0.23, as compared to a net loss of $7,391,907, or loss per share of $0.23, for the year ended December 31, 2016.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Off-Balance Sheet Arrangements

As of December 31, 2017, we have no off-balance sheet arrangements.

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

The Company adopted Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock. Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  The Company changed its method of accounting for the debt and warrants through the early adoption of ASU 2017-11 during the three months ended December 31, 2017 on a retrospective basis.

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

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Jerrick Media Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Jerrick Media Holdings, Inc. (“the Company”) as of December 31, 2017, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Salt Lake City, UT

May 17, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jerrick Media Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Jerrick Media Holdings, Inc. as of December 31, 2016 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2016. Jerrick Media Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jerrick Media Holdings, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

March 31, 2017

5201 Eden Avenue

Suite 300

Edina, MN 55436

630.277.2330

Jerrick Media Holdings, Inc.

Consolidated Balance Sheet

	December 31, 2017	December 31, 2016

Assets

Current Assets
Cash	$111,051	$174,494
Accounts receivable	1,325	-
Prepaid expenses	-	10,000
Total Current Assets	112,376	184,494

Property and equipment, net	48,056	71,829

Security deposit	17,000	38,445

Minority investment in business	-	83,333

Total Assets	$177,432	$378,101

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$1,462,106	$1,387,068
Accrued dividends	472,444	259,170
Demand loan	10,366	10,366
Convertible Notes, net	96,500	268,823
Current portion of capital lease payable	4,732	3,524
Note payable - related party, net	1,249,000	1,365,325
Note payable, net	689,500	15,579
Line of credit - related party	130,000	-
Line of credit	44,996	235,141

Total Current Liabilities	4,159,644	3,544,996

Non-current Liabilities:
Capital lease payables	-	1,208
Convertible Notes - related party, net	1,345,246	-
Convertible Notes, net	2,512,293	-

Total Non-Current Liabilities	3,857,539	1,208

Total Liabilities	8,017,183	3,546,204

Commitments and contingencies

Stockholders’ Deficit
Series A Preferred stock: 100,000 shares designated, $0.001 par value 31,581 and 33,314 shares issued and outstanding, respectively	31	33
Series B Preferred stock: 20,000 shares designated, $0.001 par value, 8,063 and 8,063 shares issued and outstanding, respectively	8	8
Series D Preferred stock: 2,100,000 shares designated, $0.001 par value, 0 and 914 shares issued and outstanding, respectively	-	1
Common stock par value $0.001: 300,000,000 shares authorized; 39,520,682 and 33,894,592 issued and outstanding as of December 31, 2017 and 2016 respectively	39,521	33,895
Additional paid in capital	14,387,247	10,075,941
Accumulated deficit	(22,247,551)	(13,277,981)
Less: Treasury stock, 220,000 and 0 shares, respectively, at cost	(19,007)	-
	(7,839,751)	(3,168,103)

Total Liabilities and Stockholders’ Deficit	$177,432	$378,101

The accompanying notes are an integral part of these consolidated financial statements.

Jerrick Media Holdings, Inc.

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	December 31, 2017	December 31, 2016

Net revenue	$95,653	$223,927

Cost of revenue	-	43,321

Gross margin	95,653	180,606

Operating expenses
Compensation	1,480,082	1,134,170
Consulting fees	1,216,189	1,350,917
Share based payments	1,262,377	332,711
General and administrative	1,699,333	1,054,564

Total operating expenses	5,657,981	3,872,362

Loss from operations	(5,562,328)	(3,691,756)

Other income (expenses)
Interest expense	(477,005)	(3,474,529)
Accretion of debt discount and issuance cost	(1,828,027)	(235,622)
Change In derivative liability	(64,346)	-
Settlement of vendor liabilities	167,905	-
Loss on extinguishment of debt	(906,531)	-
Gain on settlement of debt	2,079	-
Impairment of minority investment	(83,333)	-
Gain on the sale of assets	-	10,000

Other income (expenses), net	(3,189,258)	(3,700,151)

Loss before income tax provision	(8,751,586)	(7,391,907)

Income tax provision	-	-

Net loss	$(8,751,586)	$(7,391,907)

Per-share data
Basic and diluted loss per share	$(0.23)	$(0.23)

Weighted average number of common shares outstanding	38,601,987	32,046,149

The accompanying notes are an integral part of these consolidated financial statements.

Jerrick Media Holdings, Inc.

Consolidated Statement of Stockholders’ Equity

For the Years ended December 31, 2017 and 2016

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Treasury stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Equity

Balance, December 31, 2015	33,314	33	7,000	7	-	-	28,500,000	28,500	-	-	5,319,835	(5,708,840)	(360,465)

Net proceeds from issuance of common stock and warrants	-	-	-	-	-	-	666,666	667	-	-	343,581	-	344,248

Issuance of common stock for cashless exercise of warrants	-	-	-	-	-	-	392,764	393	-	-	(393)	-	-

Conversion of series D preferred stock to common stock	-	-	-	-	(1,099)	(1)	1,098,933	1,099	-	-	(1,098)	-	-

Conversion of interest to series B preferred stock	-	-	1,063	1	-	-	-	-	-	-	108,843		108,844

Conversion of common stock to Series D preferred stock	-	-	-	-	2,013	2	-	-	-	-	-	-	2

Common stock issued commissions and placement agreement	-	-	-	-	-	-	322,015	322	-	-	-	-	322

Issuance of common stock for cash	-	-	-	-	-	-	2,626,308	2,626	-	-	-	-	2,626

Recapitalization	-	-	-	-	-	-	287,896	288	-	-	-	-	288

Liquidated damages on preferred stock and warrants	-	-	-	-	-	-	-	-	-	-	3,329,993	-	3,329,993

Stock based compensation	-	-	-	-	-	-	-	-	-	-	484,692	-	484,692

Stock warrants issued with convetible notes	-	-	-	-	-	-	-	-	-	-	255,203	-	255,203

Stock warrants issued with note payable - related party	-	-	-	-	-	-	-	-	-	-	193,652	-	193,652

Stock warrants issued with promissory note	-	-	-	-	-	-	-	-	-	-	41,633	-	41,633

Dividends	-	-	-	-	-	-	-	-	-	-	-	(177,234)	(177,234)

Net loss for the year ended December 31, 2016	-	-	-	-	-	-	-	-	-	-	-	(7,391,907)	(7,391,907)

Balance, December 31, 2016	33,314	33	8,063	8	914	1	33,894,582	33,895	-	-	10,075,941	(13,277,981)	(3,168,103)

Conversion of series A to common stock	(1,733)	(2)	-	-	-	-	1,146,307	1,146	-	-	3,566	-	4,710

Conversion of series D to common stock			-	-	(914)	(1)	266,325	266	-	-	(265)	-	-

Common stock issued to settle vendor liabilities	-	-	-	-	-	-	1,179,107	1,179	-	-	184,648	-	185,827

Stock based compensation	-	-	-	-	-	-	788,395	789	-	-	1,247,590	-	1,248,379

Stock warrants issued with note payable	-	-	-	-	-	-	-	-	-	-	2,487,904	-	2,487,904

Common stock issued for services	-	-	-	-	-	-	1,867,633	1,868	-	-	305,559	-	307,427

Common stock issued with note payable	-	-	-	-	-	-	378,333	378	-	-	82,304	-	82,682

Purchase of treasury stock	-	-	-	-	-	-	-	-	(220,000)	(19,007)	-	-	(19,007)

Dividends	-	-	-	-	-	-	-	-	-	-	-	(217,984)	(217,984)

Net loss for the year ended December 31, 2016	-	-	-	-	-	-	-	-	-	-	-	(8,751,586)	(8,751,586)

Balance, December 31, 2017	31,581	31	8,063	8	-	-	39,520,682	39,521	(220,000)	(19,007)	14,387,247	(22,247,551)	(7,839,751)

The accompanying notes are an integral part of these consolidated financial statements.

Jerrick Media Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2017	December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,751,586)	$(7,391,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,435	42,634
Accretion of debt issuance costs	303,799	-
Accretion of debt discount	1,524,228	235,622
Share-based compensation	1,262,377	463,503
Loss on settlement of vendor liabilities	(167,905)	-
Gain on settlement of debt	(2,079)	-
Impairment of minority investment	83,333	-
Change in fair value of derivative liability	64,346	-
Loss on extinguishment of debt	906,531	-
Changes in operating assets and liabilities:
Prepaid expenses	10,000	(10,000)
Accounts receivable	(1,325)	-
Security deposit	21,445	(21,445)
Accounts payable and accrued expenses	855,849	834,487
Accrued liquidating damages	-	3,329,993
Net Cash Used In Operating Activities	(3,852,552)	(2,517,113)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(14,662)	(43,957)
Net Cash Used In Investing Activities	(14,662)	(43,957)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	-	(107,887)
Net proceeds from issuance of notes	1,441,585	146,000
Repayment of notes	(100,000)	-
Net proceeds from issuance of preferred stock	-	344,250
Proceeds from issuance of demand loan	-	10,366
Proceeds from issuance of convertible note	2,201,500	550,000
Repayment of convertible notes	(477,777)	(50,000)
Proceeds from issuance of convertible notes - related party	655,000	-
Proceeds from issuance of note payable - related party	529,000	1,446,500
Repayment of note payable - related party	(145,000)	(1,500)
Proceeds from issuance of line of credit	-	39,195
Proceeds from issuance of line of credit - related party	130,000	-
Repayment of line of credit	(199,574)	(24,007)
Cash paid for debt issuance costs	(211,956)	(55,982)
Purchase of treasury stock	(19,007)
Net Cash Provided By Financing Activities	3,803,771	2,296,935

Net Change in Cash	(63,443)	(264,135)

Cash - Beginning of Year	174,494	438,629

Cash - End of Year	$111,051	$174,494

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$3,534	$5,738

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of vendor liabilities	$353,732	$-
Conversion of interest	$-	$108,843
Debt discount on convertible note	$1,006,753	$24,425
Debt discount on related party note payable	$198,702	$218,800
Debt discount on note payable	$483,745	$-
Accrued dividends	$217,985	$177,234
Warrants at issuance of debt	$-	$490,488
Liquidated damages	$-	$3,329,993
Derivative liability ceases to exist	$383,993	$-
Conversion of note payable and interest into convertible notes	$765,656	$-
Conversion of note payable - related party and interest into convertible notes - related party	$801,026	$-

The accompanying notes are an integral part of these consolidated financial statements.

Jerrick Media Holdings, Inc.

December 31, 2017 and 2016

Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

Jerrick Media Holdings, Inc. (“we,” “us,” the “Company,” or “Jerrick Media” or “Jerrick”) (formerly Great Plains Holdings, Inc. or “GTPH”) was incorporated under the laws of the state of Nevada on December 30, 1999 under the name LILM, Inc. The Company changed its name on December 3, 2013 to Great Plains Holdings, Inc. as part of its plan to diversify its business through the acquisition and operation of commercial real estate, including, but not limited to, self-storage facilities, apartment buildings, 55+ senior manufactured home communities, and other income producing properties. Historically, the Company has principally engaged in the manufacture and marketing of the LiL Marc, a plastic boys’ toilet-training device, which we discontinued as of December 31, 2014.

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

Principles of consolidation

The Company consolidates all majority-owned subsidiaries, if any, in which the parent’s power to control exists.

As of December 31, 2017, the Company’s consolidated subsidiaries and/or entities are as follows:

Name of combined affiliate	State or other jurisdiction of incorporation or organization	Company interest

Jerrick Ventures LLC	The State of Delaware	100%

All inter-company balances and transactions have been eliminated.

On May 12, 2017, the Company assigned the right, title and interest to all of the membership interests of certain of it’s inactive business subsidiaries, with the exception of Jerrick Ventures LLC, to the Company’s Chief Executive Officer, Jeremy Frommer, in consideration for Mr. Frommer’s assumption of all liabilities of such subsidiaries, if any, with such assignment and assumption effected entirely in the interest of corporate efficiency. The Board reviewed the transaction and believes it to be fair in all respects, deeming it to advance the Company’s business interests by allowing the Company to divest non-producing and non-operating subsidiaries at no cost to the Company. All of the Company’s operations have been, and will continue to be, run through its operating subsidiary, Jerrick Ventures LLC.

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

On January 2, 2013, the Company purchased a minority interest in a business for proceeds of $83,333. The interest is accounted for under the cost method. The Company tests the carrying value annually for impairment. The company recorded an impairment of minority investment of $83,333.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

The Company adopted Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock. Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  The Company changed its method of accounting for the debt and warrants through the early adoption of ASU 2017-11 during the three months ended December 31, 2017 on a retrospective basis.

The Company utilizes an option pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The Company records the change in the fair value of the derivative as other income or expense in the condensed consolidated statements of operations.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes gross revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. During the year ended the recorded revenue from the following sources products at auction, sponsored content and affiliate sites.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the year ended December 31, 2017 and 2016 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Series A Preferred stock	192,567	203,134
Series B Preferred stock	40,929	40,929
Options	17,749,990	2,150,000
Warrants	46,193,779	15,541,666
Convertible notes - related party	7,080,128	-
Convertible notes	17,749,990	1,344,115
Totals	88,773,887	19,035,781

Reclassifications

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year presentation. These reclassifications did not affect the prior period total assets, total liabilities, stockholders’ deficit, net loss or net cash used in operating activities.

Recently Adopted Accounting Guidance

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The adoption of ASU 2016-09 will not have a material effect on its financial position or results of operations or cash flows.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The adoption of ASU 2016-10 will not have a material effect on its financial position or results of operations or cash flows.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The adoption of ASU 2016-12 won’t have a material effect on its financial position or results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The adoption of ASU 2016-15 won’t have a material effect on its financial position or results of operations or cash flows.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company early adopted the ASU 2017-11 in the year ending December 31, 2017.

Recent Accounting Guidance Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, lessees will be required to recognize, for all leases of 12 months or more, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature of an entity’s leasing activities. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach. The Company is in the process of evaluating the effect of the new guidance on its consolidated financial statements and disclosures.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This standard is required to be adopted in the first quarter of 2018. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2017, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	December 31, 2017	December 31, 2016
Computer Equipment	$234,315	$219,653
Furniture and Fixtures	61,803	61,803
	296,118	281,456
Less: Accumulated Depreciation	(248,062)	(209,627)
	$48,056	$71,829

Depreciation expense was $38,435 and $42,634 for the year ended December 31, 2017 and 2016, respectively.

Note 5 – Line of Credit

Line of credit as of December 31, 2017 and 2016 is as follows:

	Outstanding Balances as of
	December 31, 2017	December 31, 2016
Revolving Note	44,996	203,988
Factoring Agreement	-	31,153
	$44,996	$235,141

On March 19, 2009, Astoria Surgical Supplies North LLC signed a revolving note (the “Revolving Note”) at PNC Bank (the “Bank”). The outstanding balance of this Note is limited to $200,000 and expired March 19, 2010. The outstanding balance accrues interest at a variable rate. The interest rate is subject to change based on changes in an independent index which is the highest Prime Rate as published in the “Money Rates” section of the Wall Street Journal. Interest is payable monthly and the rate as of December 31, 2017 and 2016 was 3.75% and 3.75%, respectively. The Company had been in payment default since March 19, 2010; however, on May 3, 2017, the Company agreed to pay back the line of credit by December 1, 2017. As of the date of this filing the Revolving Note has been paid off.

The balance outstanding on the Revolving Note at December 31, 2017 and 2016 was $44,996 and $203,988, respectively.

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

The balance outstanding on the revenue based factoring agreement at December 31, 2017 and 2016 was $0 and $31,153, respectively.

Note 6 – Notes Payable

Notes payable as of December 31, 2017 and 2016 is as follows:

	Outstanding Principal as of				Warrants
	December 31, 2017	December 31, 2016	Interest Rate	Maturity Date	Quantity	Exercise Price
October 25, 2016	-	25,000	9%	July 1, 2017	50,000	$0.30
February 22, 2017	400,000	-	12%	September 1, 2017	2,450,000	$0.20
June 12, 2017	50,000	-	12%	September 1, 2017	35,000	$0.20
November 28, 2017	100,000	-	15%	January 12, 2018	-	-
November 29, 2017	50,000	-	15%	January 13, 2018	-	-
November 29, 2017	100,000	-	15%	January 13, 2018	-	-
	700,000	25,000
Less: Debt Discount	(10,500)	(9,421)
Less: Debt Issuance Costs	-	-
	$689,500	$15,579

Private Placement Offering:

From February 24, 2017 through March 17, 2017, the Company conducted multiple closings of a private placement offering (the “February 2017 Offering”) of the Company’s securities by entering into subscription agreements (the “Subscription Agreements”) with accredited investors (the “Accredited Investors”) for aggregate gross proceeds of $916,585 for which the Accredited Investors received $975,511 in principal value of secured promissory notes with an original issue discount of six percent (6%) (the “February 2017 Offering Notes”) and warrants to purchase the Company’s common stock (the “February 2017 Offering Warrants”).

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

Pursuant to the Subscription Agreements, the February 2017 Offering Notes matured on September 1, 2017 (the “February 2017 Offering Maturity Date”). Prior to the February 2017 Offering Maturity Date, investors representing $575,511 in principal value converted their February 2017 Offering Notes into two year, 15% secured convertible promissory notes offered by the Company (the “August 2017 Convertible Note Offering”). The remaining investors representing an aggregate $400,000 in principal of the February 2017 Offering Notes agreed to forbear their right to declare an event of default until December 15, 2017 during which time they retain the right to convert their principal and any accrued but unpaid interest into the August 2017 Convertible Note Offering. In consideration of the forbearance for which the investors will receive a warrant to purchase up to fifteen percent (15%) of the shares of common stock underlying the warrant acquired with the purchase of the February 2017 Offering Notes at a purchase price of $0.20 per share, and the interest on their note would be increased to eighteen percent (18%) from September 1, 2017 through December 15, 2017 or the conversion date, whichever is sooner.

On June 12, 2017, the Company entered into a loan agreement (the “June 2017 Loan Agreement”) with an individual (the “June 2017 Lender”), the June 2017 Lender issued the Company a promissory note of $50,000 (the “June 2017 Note”). Pursuant to the June 2017 Loan Agreement, the June 2017 Note bears interest at a rate of 10% per annum. As additional consideration for entering in the June 2017 Loan Agreement, the Company issued the June 2017 Lender a five-year warrant to purchase 35,000 shares of the Company’s common stock with an exercise price of $0.20 per share. The maturity date of the June 2017 Note was September 1, 2017 (the “June 2017 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the June 2017 Note were due. As of the date of the filing the note is in default.

On July 21, 2017, the Company entered into a loan agreement (the “July 2017 Loan Agreement”) with an individual (the “July 2017 Lender”), the July 2017 Lender issued the Company a promissory note of $100,000 (the “July 2017 Note”). Pursuant to the July 2017 Loan Agreement, the July 2017 Note bears interest at a rate of 10% per annum. As additional consideration for entering in the July 2017 Loan Agreement, the Company issued the July 2017 Lender a five-year warrant to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.20 per share. The maturity date of the July 2017 Note was April 21, 2017 (the “July 2017 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the July 2017 Note were due. On September 28, 2017, the July 2017 Note and accrued but unpaid interest was converted into the Company’s August 2017 Convertible Note Offering.

On August 18, 2017, the Company entered into a loan agreement (the “August 2017 Loan Agreement”) with an individual (the “August 2017 Lender”), the August 2017 the Company issued the Lender a promissory note of $50,000 (the “August 2017 Note”). Pursuant to the August 2017 Loan Agreement, the August 2017 Note bears interest at a rate of 15% per annum. The maturity date of the August 2017 Note was October 2, 2017 at which time all outstanding principal, accrued and unpaid interest and other amounts due under the August 2017 Note were due. During September 2017, the August 2017 Note and accrued but unpaid interest was converted into the Company’s August Convertible Note Offering.

On November 28, 2017, the Company entered into a loan agreement (the “First November 2017 Loan Agreement”) with an individual (the “First November 2017 Lender”), the First November 2017 Lender issued the Company a promissory note of $100,000 (the “First November 2017 Note”). Pursuant to the First November 2017 Loan Agreement, the First November 2017 Note has interest of fifteen percent (15%), (i) five percent (5%) (i.e. $5,000) shall be payable in cash or convertible into shares of the Company’s restricted common stock at a rate of $0.20 per share, at the option of the Lender, at the Maturity Date; (ii) ten percent (10%) (i.e. $10,000) shall be paid in the form of the Company’s restricted common stock at a rate of $0.20 per share (equivalent to 50,000 shares of the Company’s common stock issued at $0.20 per share). The maturity date of the First November 2017 Note was January 12, 2018 (the “First November 2017 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the First November 2017 Note are due.

On November 29, 2017, the Company entered into a loan agreement (the “Second November 2017 Loan Agreement”) with an individual (the “Second November 2017 Lender”), the Second November 2017 Lender issued the Company a promissory note of $50,000 (the “Second November 2017 Note”). Pursuant to the Second November 2017 Loan Agreement, the Second November 2017 Note has interest of fifteen percent (15%), (i) five percent (5%) (i.e. $2,500) shall be payable in cash or convertible into shares of the Company’s restricted common stock at a rate of $0.20 per share, at the option of the Lender, at the Maturity Date; (ii) ten percent (10%) (i.e. $5,000) shall be paid in the form of the Company’s restricted common stock at a rate of $0.20 per share (equivalent to 25,000 shares of the Company’s common stock issued at $0.20 per share). The maturity date of the Second November 2017 Note was January 13, 2018 (the “Second November 2017 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Second November 2017 Note are due.

On November 29, 2017, the Company entered into a loan agreement (the “Third November 2017 Loan Agreement”) with an individual (the “Third November 2017 Lender”), the Third November 2017 Lender issued the Company a promissory note of $100,000 (the “Third November 2017 Note”). Pursuant to the Third November 2017 Loan Agreement, the Third November 2017 Note has interest of fifteen percent (15%), (i) five percent (5%) (i.e. $5,000) shall be payable in cash or convertible into shares of the Company’s restricted common stock at a rate of $0.20 per share, at the option of the Lender, at the Maturity Date; (ii) ten percent (10%) (i.e. $10,000) shall be paid in the form of the Company’s restricted common stock at a rate of $0.20 per share (equivalent to 50,000 shares of the Company’s common stock issued at $0.20 per share). The maturity date of the Third November 2017 Note was January 13, 2018 (the “Third November 2017 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Third November 2017 Note are due.

Note 7 – Convertible Note Payable

Convertible notes payable as of December 31, 2017 and 2016 is as follows:

	Outstanding Principal as of						Warrants
	December 31, 2017	December 31, 2016	Interest Rate	Conversion Price		Maturity Date	Quantity	Exercise Price
November – December, 2016	25,000	400,000	10%	0.30		November 1, 2017	400,000	0.30
December 27, 2016	-	100,000	10%	0.30		December 27, 2017	100,000	0.30
June, 2017	71,500	-	12%	Not Applicable		September 1, 2017	114,700	0.20
July, 2017	-	-	8.5%	0.20	(*)	April 11, 2018	350,000	0.20
August – November 2017	2,943,884	-	15%	0.20	(*)	August – November 2019	14,716,419	0.20
December 21, 2017	100,000
	3,140,384	500,000
Less: Debt Discount	(452,022)	(184,398)
Less: Debt Issuance Costs	(79,569)	(46,779)
	2,672,574	268,823
Less: Current Debt	(96,500)	(268,823)
Total Long-Term Debt	$2,512,293	$-

(*) As subject to adjustment as further outlined in the notes

During the months of November and December 2016, the Company issued convertible notes to third party lenders totaling $400,000. These notes accrue interest at a rate of 10% per annum and mature with interest and principal both due on November 1, 2017 through December 29, 2017. The notes and accrued interest are convertible at a conversion price as defined therein. In addition, in connection with the notes the Company issued five-year warrants to purchase an aggregate of 400,000 shares of Company common stock at a purchase price of $0.30 per share. The investors converted $375,000 of principal and $30,719 of interest into the August 2017 Convertible Note Offering.

On December 27, 2016, the Company issued a convertible note to a third party lender totaling $100,000 (the “December 2016 Note”). The December 2016 Note accrues interest at 10% per annum and matures with interest and principal both due on December 27, 2017. In addition, the Company issued a warrant to purchase 100,000 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $0.40 per share for a period of five years from the issue date. The December 2016 Note and accrued interest is convertible at a conversion price of $0.30 per share, subject to adjustment. On August 31, 2017 the investor converted $100,000 of principal and $6,767 of interest into the August 2017 Convertible Note Offering.

During the month of June 2017 the Company issued convertible notes to third party lenders totaling $71,500. The notes accrue interest at 12% per annum and mature with interest and principal both due on September 1, 2017. The notes and accrued interest may be converted into a subsequent offering at a 15% discount to the offering price are convertible at a conversion price as defined therein. In addition, the Company issued warrants to purchase 67,550 shares of Company common stock. The warrants entitle the holders to purchase the Company’s common stock at a purchase price of $0.20 per share for a period of five years from the issue date. As of December 31, 2018, the Company was currently in default on $71,500 in principal due on the notes.  On February 8, 2018, the Company repurchased these notes and is no longer in default.

The July 2017 Convertible Offering

During the month of July 2017, the Company entered into Securities Purchase Agreements and conducted closings of a private placement offering (the “July 2017 Convertible Note Offering”) of the Company’s securities for aggregate gross proceeds of $445,000. In aggregate, the Company entered into Securities Purchase Agreements with three accredited investors for (i) the issuance and sale of 8.5% Convertible Redeemable Debentures, containing a ten percent (10%) original issuance discount, due April 18, 2018 (the “Debentures”) and (ii) the issuance and sale of five-year Common Stock Purchase Warrants to purchase up to 778,750 shares of the Company’s common stock, par value $0.001 per share. The Warrants were immediately exercisable upon issuance at an exercise price of $0.20 per share, subject to adjustment, and expire five years from the date of issuance. The accredited investors also received a total of 245,000 shares of the Company’s common stock as inducement for participating in the July 2017 Convertible Note Offering (the “Consideration Shares”).

During September 8, 2017 through September 13, 2017, the Company redeemed the 8.5% Convertible Redeemable Debentures by paying the three accredited investors an aggregate $606,812 representing 117.5% of the principal along with interest. Pursuant to such redemption, the Debentures are no longer in full force and effect.

The Company also repurchased 220,000 consideration shares of one of the accredited investors for $19,007, cancelling the accredited investor’s Consideration Shares.

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Black Scholes model at the issuance date and the period end. The conversion feature of The July 2017 Convertible Offering issued during the year ended December 31, 2017, gave rise to a derivative liability of $332,942 which was recorded as a debt discount. The debt discount is charged to accretion of debt discount and issuance cost ratably over the term of the convertible note.

The Company recorded an $78,823 debt discount relating to 778,750 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

The August 2017 Convertible Note Offering

During the year ended December 31, 2017, the Company conducted multiple closings of a private placement offering to accredited investors (the “August 2017 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $1,585,000. In addition, $1,217,177 of the Company’s short term debt along with accrued but unpaid interest of $40,146 was converted into the August Offering. The conversions resulted in the issuance of 6,791,419 warrants with a fair value of $583,681 and an original issue discount of $101,561. These were recorded as a loss on extinguishment of debt.

The August Offering consisted of a maximum of $6,000,000 of units of the Company’s securities (each, a “Unit” and collectively, the “Units”), with each Unit consisting of (a) a 15% Convertible Secured Promissory Note (each a “Note” and together the “Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at a conversion price of $0.20 per share (the “Conversion Price”), and (b) a five-year warrant (each a “Warrant and together the “Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the Notes can be converted into (“Warrant Shares”) at an exercise price of $0.20 per share (“Exercise Price”). The Notes mature on the second (2nd) anniversary of their issuance dates.

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

The Company recorded a $472,675 debt discount relating to 7,925,000 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

In connection with the Offering, the Company paid a placement agent a cash fee of $90,508 to carry out the Offering on a “best-efforts” basis, which was recorded as issuance cost and is being accreted over the life of the note to accretion of debt discount and issuance cost.

On December 27, 2017, the Company issued a convertible note to a third party lender totaling $100,000 (the “First December 2017 Note”). The First December 2017 Note accrues interest at 15% per annum and matures with interest and principal both due on December 27, 2019. In addition, the Company issued a warrant to purchase 500,000 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $0.20 per share for a period of five years from the issue date. The Company recorded a $35,525 debt discount relating to the warrants issued to the investor based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note The First December 2017 Note and accrued interest is convertible at a conversion price of $0.20 per share, subject to adjustment. The First December 2017 Note is secured by a second priority lien on the assets of the Company.

Note 8 – Related Party Loan

Convertible notes

Convertible notes payable – related party as of December 31, 2017 and 2016 is as follows:

	Outstanding Principal as of				Warrants
	December 31, 2017	December 31, 2016	Interest Rate	Maturity Date	Quantity	Exercise Price
August – October 2017	1,416,026	-	15%	August – October 2019	4,589,466	0.20
December 21, 2018	100,000		15%	December 21, 2019	500,000	0.20
	1,516,026	-
Less: Debt Discount	(170,780)	-
	1,345,246	-
Less: Current Debt	-	-
Total Long-Term Debt	$1,345,246	$-

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

The August 2017 Convertible Note Offering – Related Party

During the year ended December 31, 2017, the Company conducted multiple closings of a private placement offering to accredited investors (the “The August 2017 Convertible Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $505,000. In addition, $645,000 of the Company’s short term debt along with accrued but unpaid interest of $206,026 was converted into the August 2017 Convertible Offering. The conversions resulted in the issuance of 4,555,129 warrants with a fair value of $440,157 and the increase of principal of $60,000. These resulted in a loss on extinguishment of debt of $500,157.

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

The Company recorded a $160,700 debt discount relating to 2,525,000 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

On December 21, 2017, the Company issued a convertible note to a third party lender totaling $100,000 (the “Second December 2017 Note”). The Second December 2017 Note accrues interest at 15% per annum and matures with interest and principal both due on December 27, 2019. In addition, the Company issued a warrant to purchase 500,000 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $0.20 per share for a period of five years from the issue date. The Company recorded a $36,722 debt discount relating to the warrants issued to the investor based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note The Second December 2017 Note and accrued interest is convertible at a conversion price of $0.20 per share, subject to adjustment. The Second December 2017 Note is secured as a second priority lien on the assets of the Company.

Notes payable

Notes payable – related party as of December 31, 2017 and 2016 is as follows:

	Outstanding Principal as of				Warrants
	December 31, 2017	December 31, 2016	Interest Rate	Maturity Date	Quantity	Exercise Price
May 26, 2016	1,000,000	1,000,000	13%	November 26, 2017	1,000,000	0.40
September 12, 2016	-	100,000	12%	November 22, 2017	17,500	0.20
September 20, 2016	-	10,000	10%	March 20, 2017	235,000	0.40
October 13, 2016	-	50,000	12%	November 22, 2017	50,000	0.40
October 24, 2016	-	15,000	9%	January 1, 2018	30,000	0.30
October 31, 2016	-	10,000	10%	November 10, 2016	10,000	0.30
November 22, 2016	-	225,000	10%	November 22, 2017	750,000	0.30
December 21, 2016	-	50,000	10%	November 22, 2017	166,666	0.30
September 8, 2017	224,000	-	1%	September 24, 2017	125,000	0.20
November 20, 2017	25,000	-	15%	December 31, 2017	-	-
	1,249,000	1,460,000
Less: Debt Discount	(-)	(94,675)
	$1,249,000	$1,365,325

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

On September 12, 2016, the Company entered into a loan agreement (the “September 2016 Rosen Loan Agreement”) with Rosen, pursuant to which on September 12, 2016 (the “Closing Date”), the Company issued Rosen a promissory note of $100,000 (the “September 2016 Rosen Note”). Pursuant to the September 2016 Rosen Loan Agreement, the September 2016 Rosen Note bears interest at a rate of 12% per annum. As additional consideration for entering in the September 2016 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 150,000 shares of the Company’s common stock at a purchase price of $0.40 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On October 13, 2016, the Company entered into a loan agreement (the “October 2016 Gordon Loan Agreement”) with Chris Gordon, an individual (the “Gordon”), pursuant to which on October 13, 2016 (the “Closing Date”), the Company issued a promissory note of $50,000 to Gordon (the “October 2016 Gordon Note”). Pursuant to the October 2016 Gordon Loan Agreement, the October 2016 Gordon Note bears interest at a rate of 12% per annum. As additional consideration for entering in the October 2016 Gordon Loan Agreement, the Company issued Gordon a five-year warrant to purchase 50,000 shares of the Company’s common stock at a purchase price of $0.40 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On October 24, 2016, the Company entered into a loan agreement (the “October 2016 Schiller Loan Agreement”) with Leonard Schiller, a Board Member (the “Schiller”), pursuant to which on October 24, 2016 (the “Closing Date”), the Company issued Schiller a promissory note of $15,000 (the “October 2016 Schiller Note”). Pursuant to the October 2016 Schiller Loan Agreement, the October 2016 Schiller Note bears interest at a rate of 9% per annum. As additional consideration for entering in the October 2016 Schiller Loan Agreement, the Company issued Schiller a 5-year warrant to purchase 30,000 shares of the Company’s common stock at a purchase price of $0.30 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On October 31, 2016, the Company entered into a loan agreement (the “October 2016 Rosen Loan Agreement”) with Rosen, pursuant to which on October 31, 2016 (the “Closing Date”), Company issued Rosen a promissory note of $10,000 (the “October 2016 Rosen Note”). Pursuant to the October 2016 Rosen Loan Agreement, the October 2016 Rosen Note bears interest at a rate of 10% per annum. As additional consideration for entering in the October 2016 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.30 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On December 21, 2016, the Company entered into a loan agreement (the “December 2016 Gordon Loan Agreement”) with Gordon, pursuant to which on December 21, 2016 (the “Closing Date”), the Company issued Gordon a promissory note of $275,000 (the “December 2016 Gordon Note”). Pursuant to the December 2016 Gordon Loan Agreement, the December 2016 Gordon Note bears interest at a rate of 10% per annum. As additional consideration for entering in the December 2016 Gordon Loan Agreement, the Company issued Gordon a five-year warrant to purchase 166,666 shares of the Company’s common stock at a purchase price of $0.40 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On January 25, 2017, the Company entered into a loan agreement (the “January 2017 Rosen Loan Agreement”) with Rosen pursuant to which on January 25, 2017 (the “Closing Date”), the Company issued Rosen a promissory note of $50,000 (the “January 2017 Rosen Note”). The January 2017 Rosen Note is secured by an officer of the Company. Pursuant to the January 2017 Rosen Loan Agreement, the January 2017 Rosen Note bears interest at a rate of 10% per annum. As additional consideration for entering in the January 2017 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 50,000 shares of the Company’s common stock at a purchase price of $0.30 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On January 26, 2017, the Company entered into a loan agreement (the “January 2017 Gordon Loan Agreement”) with Gordon pursuant to which on January 26, 2017 (the “Closing Date”), the Company issued Gordon a promissory note of $50,000 (the “January 2017 Gordon Note”). The January 2017 Gordon Note is secured by an officer of the Company. Pursuant to the January 2017 Gordon Loan Agreement, the January 2017 Gordon Note bears interest at a rate of 10% per annum. As additional consideration for entering in the January 2017 Gordon Loan Agreement, the Company issued Gordon a five-year warrant to purchase 50,000 shares of the Company’s common stock at a purchase price of $0.30 per share. During the year ended December 31, 2017 the principal and interest of this note were repaid.

On February 7, 2017, the Company entered into a loan agreement (the “February 2017 Schiller Loan Agreement”) with Schiller, a member of the Board, pursuant to which on October 24, 2016 (the “Closing Date”), the Company issued Schiller a promissory note of $10,000 (the “February 2017 Schiller Note”). The February 2017 Schiller Note is secured by an officer of the Company. Pursuant to the February 2017 Schiller Loan Agreement, the February 2017 Schiller Note bears interest at a rate of 10% per annum. As additional consideration for entering in the February 2017 Schiller Note Loan Agreement, the Company issued Schiller a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.30 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On April 12, 2017, the Company entered into a loan agreement (the “April 2017 Schiller Loan Agreement”) with Schiller, a member of the Board, whereby the Company issued Schiller a promissory note of $10,000 (the “April 2017 Schiller Note”). The April 2017 Schiller Note is secured by an officer of the Company. Pursuant to the April 2017 Schiller Loan Agreement, the April 2017 Schiller Note bears interest at a rate of 10% per annum. As additional consideration for entering in the April 2017 Schiller Loan Agreement, the Company issued Schiller a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.30 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On April 12, 2017, the Company entered into a loan agreement (the “April 2017 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $10,000 (the “April 2017 Rosen Note”). The April 2017 Rosen Note is secured by an officer of the Company. Pursuant to the April 2017 Rosen Loan Agreement, the April 2017 Rosen Note bears interest at a rate of 10% per annum. As additional consideration for entering in the April 2017 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.30 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On May 4, 2017, the Company entered into a loan agreement (the “May 2017 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $15,000 (the “May 2017 Rosen Note”). The May 2017 Rosen Note is secured by an officer of the Company. Pursuant to the May 2017 Rosen Note Loan Agreement, the May 2017 Rosen Note bears interest at a rate of 12% per annum. As additional consideration for entering in the May 2017 Rosen Note Loan Agreement, the Company issued Rosen a five-year warrant to purchase 10,500 shares of the Company’s common stock at a purchase price of $0.30 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On May 11, 2017, the Company entered into a loan agreement (the “May 2017 Schiller Loan Agreement”) with Schiller, a member of the Board, whereby the Company issued Schiller a promissory note of $20,000 (the “May 2017 Schiller Note”). Pursuant to the May 2017 Schiller Loan Agreement, the May 2017 Schiller Note bears interest at a rate of 10% per annum. As additional consideration for entering in the May 2017 Schiller Note Loan Agreement, the Company issued Schiller a five-year warrant to purchase 20,000 shares of the Company’s common stock at a purchase price of $0.20 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On June 26, 2017, the Company entered into a loan agreement (the “June 2017 Schiller Loan Agreement”) Schiller, a member of the Board, whereby the Company issued Schiller a promissory note of $30,000 (the “June 2017 Schiller Note”). Pursuant to the June 2017 Schiller Loan Agreement, the June 2017 Schiller Note bears interest at a rate of 10% per annum. As additional consideration for entering in the June 2017 Schiller Loan Agreement, the Company issued Schiller a five-year warrant to purchase 22,500 shares of the Company’s common stock at a purchase price of $0.20 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On July 6, 2017, the Company entered into a loan agreement (the “July 2017 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $25,000 (the “July 2017 Rosen Note”). The July 2017 Rosen Note is secured by an officer of the Company. Pursuant to the July 2017 Rosen Note Loan Agreement, the July 2017 Rosen Note bears interest at a rate of 10% per annum. As additional consideration for entering in the July 2017 Rosen Note Loan Agreement, the Company issued Rosen a five-year warrant to purchase 18,750 shares of the Company’s common stock at a purchase price of $0.20 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On July 6, 2017, the Company entered into a loan agreement (the “July 2017 Gordon Loan Agreement”) with Gordon, whereby the Company issued Gordon a promissory note of $25,000 (the “July 2017 Gordon Note”). The July 2017 Gordon Note is secured by an officer of the Company. Pursuant to the July 2017 Gordon Note Loan Agreement, the July 2017 Gordon Note bears interest at a rate of 10% per annum. As additional consideration for entering in the July 2017 Gordon Note Loan Agreement, the Company issued Gordon a five-year warrant to purchase 18,750 shares of the Company’s common stock at a purchase price of $0.20 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On August 24, 2017, the Company entered into a loan agreement (the “August 2017 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $20,000 (the “August 2017 Rosen Note”). The August 2017 Rosen Note is secured by an officer of the Company. Pursuant to the August 2017 Rosen Note Loan Agreement, the August 2017 Rosen Note bears interest at a rate of 12% per annum. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On September 8, 2017, the Company entered into a loan agreement (the “September 2017 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $224,000 (the “September 2017 Rosen Note”). The September 2017 Rosen Note is secured by an officer of the Company. As additional consideration for entering in the September 2017 Rosen Note Loan Agreement, the Company issued Rosen a five-year warrant to purchase 25,000 shares of the Company’s common stock at a purchase price of $0.20 per share. On November 13, 2017, in consideration for extending the Promissory Note, Rosen was issued a warrant to purchase 100,000 shares of the Company’s Common Stock exercisable within five (5) years and with an exercise price of $0.20 per share.

On November 20, 2017, the Company entered into a loan agreement (the “November 2017 Schiller Loan Agreement”) Schiller, a member of the Board, whereby the Company issued Schiller a promissory note of $25,000 (the “November 2017 Schiller Note”). Pursuant to the November 2017 Schiller Loan Agreement, the November 2017 Schiller Note bears interest at a rate of 15% per annum.

On November 20, 2017, the Company entered into a loan agreement (the “November 2017 Rosen Agreement”) whereby the Company issued Rosen a promissory note of $25,000 (the “November 2017 Rosen Note”). Pursuant to the November 2017 Rosen Loan Agreement, the November 2017 Rosen Note bears interest at a rate of 15% per annum. During the year ended December 31, 2017 the principal and interest of this note were repaid.

Line of credit

On May 9, 2017, the Company entered into a Revolving Line of Credit (the “LOC”) with Grawin, LLC, an LLC controlled by Arthur Rosen, a related party. The LOC is was established for a period of twelve months in which the Company can borrow principal up to $130,000. The LOC bears interest at a rate of 18%.

As of December 31, 2017, the total outstanding balance of line of credit - related party was $130,000.

Note 9 – Capital Leases Payable

Capital lease obligation consisted of the following:

		December 31, 2017	December 31, 2016

(i)	Capital lease obligation to a financing company for a term of five (5) years, collateralized by equipment, with interest at 10.0% per annum, with principal and interest due and payable in monthly installments of $383.10	$4,732	$4,732

	Less current maturities	(4,732)	(3,524)

	Capital lease obligation, net of current maturities	-	1,208

	TOTAL CAPITAL LEASE OBLIGATION	$4,732	$4,732

The capital leases mature as follows:

2017:	$-	$3,524
2018:	4,732	$1,208

Note 10 – Derivative Liabilities

The Company has identified derivative instruments arising from embedded conversion features in the Company’s convertible notes payable at December 31, 2017. The Company had no financial assets measured at fair value on a recurring basis as of December 31, 2017.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the date of issuance and for the convertible notes during the year ended December 31, 2017.

	Low	High
Annual dividend rate	0%	0%
Expected life	0.58	0.75
Risk-free interest rate	1.11%	1.16%
Expected volatility	90.71%	93.55%

Risk-free interest rate: The Company uses the risk-free interest rate of a U.S. Treasury Note with a similar term on the date of the grant.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

Volatility: The Company calculates the expected volatility of the stock price based on the corresponding volatility of the Company’s peer group stock price for a period consistent with the expected term.

Expected term: The Company’s remaining term is based on the remaining contractual maturity of the convertible notes.

The following are the changes in the derivative liabilities during the year ended December 31, 2017.

	Year Ended December 31, 2017
	Level 1	Level 2	Level 3
Derivative liabilities as January 1, 2017	$-	$-	$-
Addition	-	-	332,942
Conversion	-	-
Extinguishment Expense			(397,288)
Gain on changes in fair value	-	-	64,346
Derivative liabilities as December 31, 2017	$-	$-	$-

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

Preferred Stock

Series A Cumulative Convertible Preferred Stock

On February 13, 2015, 100,000 shares of preferred stock were designated as Series A Cumulative Convertible Preferred Stock (“Series A”). Each share of Series A shall have a stated value equal to $100 (as adjusted for any stock dividends, combinations or splits with respect to such shares) (the “Series A Stated Value”).

During the year ended December 31, 2015, the Company sold 24,400 shares of Series A for proceeds of $2,450,000. In addition, $800,000 in convertible notes and $91,400 in accrued interest were converted into 8,914 shares of the Company’s Series A.

During the year ended December 31, 2017, the Company converted 1,733 shares of Series A for 1,146,307 shares of common stock.

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

During the year ended December 31, 2016 the conversion price was adjusted to $0.164

The Corporation and the Holder may not convert that amount of the Conversion Amount on a Conversion Date in amounts that would result in the Holder having a beneficial ownership of Common Stock which would be in excess of the sum of (i) the number of shares of Common Stock beneficially owned by the Holder and its Affiliates on such Conversion Date, and (ii) the number of Conversion Shares issuable upon the conversion of the Conversion Amount with respect to which the determination of this provision is being made on such Conversion Date, which would result in the aggregate beneficial ownership by the Holder and its Affiliates of more than 4.99% of the outstanding shares of Common Stock of the Corporation. For the purposes of the proviso to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the 1934 Act and Regulation 13d-3 thereunder. Subject to the foregoing, the Holder shall not be limited to successive exercises which would result in the aggregate issuance of more than 4.99%. The Holder may allocate which of the equity of the Corporation deemed beneficially owned by the Holder shall be included in the 4.99% amount described above and which shall be allocated to the excess above 4.99%. The Holder may waive the conversion limitation described in this Section in whole or in part, upon and effective after sixty-one (61) days’ prior written notice to the Corporation.

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

During the year ended December 31, 2017, the Company accrued $0 for liquidating damages on the Series A and $0 on the warrants associated with the Series A.

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

During the year ended December 31, 2016 the conversion price was adjusted to $0.197

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

During the year ended December 31, 2017, the Company accrued $0 for liquidating damages on the Series B and $0 on the warrants associated with the Series B.

During the year ended December 31, 2017, the Company issued 0 shares of Series B upon conversion of interest totaling $0.

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

During the year ended December 31, 2017, the Company converted 914 shares of Series D for 266,325 shares of common stock.

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

On January 30, 2017, the Company issued 947,440 shares of its restricted common stock to settle outstanding vendor liabilities of $353,732. In connection with this transaction the company also recorded a gain on settlement of vendor liabilities of $167,905.

On February 7, 2017, the Company issued 1,767,633 shares of its restricted common stock to consultants in exchange for services at a fair value of $293,427.

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

Treasury Stock

 As discussed in Note 7, upon amendment of the July 2017 Convertible Note, the Company repurchased the 220,000 shares for an aggregate purchase price of $19,007 which is presented as Treasury Stock on the consolidated balance sheets.

Stock Options

The Company applied fair value accounting for all share based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for options granted during the year ended December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017	December 31, 2016
Exercise price	0.16-0.75	0.25-0.40
Expected dividends	0%	0%
Expected volatility	86.62% - 92.14%	73.44%-90.05%
Risk free interest rate	1.74% - 2.10%	1%-1.39%
Expected life of option	5 years	4.68-5 years

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – December 31, 2015 – outstanding and exercisable	500,000	0.25	4.93
Granted	1,750,000	0.36	5.0
Exercised	-	-	-
Cancelled/Modified	-	-	-
Balance – December 31, 2016 – outstanding	2,250,000	0.34	4.38
Balance – December 31, 2016 – exercisable	2,200,000	0.30	4.38

Outstanding options held by related party – December 31, 2016	2,250,000	0.34	4.38
Exercisable options held by related party – December 31, 2016	2,200,000	0.30	4.38

Balance – December 31, 2016	2,250,000	$0.34	4.38
Granted	15,499,990	$0.43	5.00
Exercised	-	-	-
Cancelled/Modified	(100,000)	$0.40	-
Balance – December 31, 2017 – outstanding	17,649,990	$0.42	4.27
Balance – December 31, 2017 – exercisable	8,983,322	$0.27	4.15

Outstanding options held by related party – December 31, 2017	17,429,990	$0.42	4.65
Exercisable options held by related party – December 31, 2017	8,843,322	$0.27	4.15

At December 31, 2017, the aggregate intrinsic value of options outstanding and exercisable was $3,500 and $ 3,500, respectively.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $1,092,970 and $231,035, for the year ended December 31, 2017 and 2016, respectively.

The following is a summary of the Company’s stock options granted during the year ended December 31, 2017:

Options	Value	Purpose for Grant
15,499,990	$1,172,022	Service Rendered

Warrants

The Company applied fair value accounting for all share based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for warrants granted during the year ended December 31, 2017 are as follows:

	December 31, 2017	December 31, 2016
Exercise price	$0.20-0.30	$0.40
Expected dividends	0%	0%
Expected volatility	96.76%-102.21%	73.44-91.54%
Risk free interest rate	1.63%-2.26%	1.13%-1.39%
Expected life of warrant	5 years	5 years

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding and Exercisable – December 31, 2015	10,750,000	0.35
Granted	4,791,666	0.40
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding – December 31, 2016	15,541,666	$0.36
Granted	30,652,113	0.20
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding and Exercisable – December 31, 2017	46,193,779	$0.25

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.20– 0.40	46,193,779	4	0.25	46,193,779	0.25

During the year ended December 31, 2017, a total of 5,811,360 warrants were issued with promissory notes (See Note 6 above). In addition, the placement agent was granted a total of 487,755 warrants to purchase common stock. The warrants have a grant date fair value of $1,189,235 using a Black-Scholes option-pricing model and the above assumptions.

During the year ended December 31, 2017, a total of 16,597,719 warrants were issued with convertible notes (See Note 7 above). In addition, the placement agent was granted a total of 12,150 warrants to purchase common stock. The warrants have a grant date fair value of $1,472,161 using a Black-Scholes option-pricing model and the above assumptions.

During the year ended December 31, 2017, a total of 345,500 warrants were issued with notes payable – related party (See Note 8 above). The warrants have a grant date fair value of $38,109 using a Black-Scholes option-pricing model and the above assumptions.

During the year ended December 31, 2017, a total of 7,115,129 warrants were issued with convertible notes payable – related party (See Note 8 above). The warrants have a grant date fair value of $680,037 using a Black-Scholes option-pricing model and the above assumptions.

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

Each Option shall contain the following material terms:

(i)	the purchase price of each share of Common Stock with respect to Incentive Options shall be determined by the Committee at the time of grant, shall not be less than 100% of the Fair Market Value (defined as the closing price on the final trading day immediately prior to the grant on the principal exchange or quotation system on which the Common Stock is listed or quoted, as applicable) of the Common Stock of the Jerrick, provided that if the recipient of the Option owns more than ten percent (10%) of the total combined voting power of the Jerrick, the exercise price shall be at least 110% of the Fair Market Value;

(ii)	The purchase price of each share of Common Stock purchasable under a Non-qualified Option shall be at least 100% of the Fair Market Value of such share of Common Stock on the date the Non-qualified Option is granted, unless the Committee, in its sole and absolute discretion, determines to set the purchase price of such Non-qualified Option below Fair Market Value.

(iii)	the term of each Option shall be fixed by the Committee, provided that such Option shall not be exercisable more than five (5) years after the date such Option is granted, and provided further that with respect to an Incentive Option, if the recipient owns more than ten percent (10%) of the total combined voting power of the Jerrick, the Incentive Option shall not be exercisable more than five (5) years after the date such Incentive Option is granted;

(iv)	subject to acceleration in the event of a Change of Control of the Jerrick (as further described in the Plan), the period during which the Options vest shall be designated by the Committee or, in the absence of any Option vesting periods designated by the Committee at the time of grant, shall vest and become exercisable in equal amounts on each fiscal quarter of the Jerrick through the four (4) year anniversary of the date on which the Option was granted;

(v)	no Option is transferable, and each is exercisable only by the recipient of such Option except in the event of the death of the recipient; and

(vi)	with respect to Incentive Options, the aggregate Fair Market Value of Common Stock exercisable for the first time during any calendar year shall not exceed $100,000.

Each award of Restricted Stock is subject to the following material terms:

(i)	no rights to an award of Restricted Stock are granted to the intended recipient of Restricted Stock unless and until the grant of Restricted Stock is accepted within the period prescribed by the Compensation Committee;

(ii)	Restricted Stock shall not be delivered until they are free of any restrictions specified by the Compensation Committee at the time of grant;

(iii)	recipients of Restricted Stock have the rights of a stockholder of the Jerrick as of the date of the grant of the Restricted Stock;

(iv)	shares of Restricted Stock are forfeitable until the terms of the Restricted Stock grant have been satisfied or the employment with the Company is terminated; and

(v)	the Restricted Stock is not transferable until the date on which the Compensation Committee has specified such restrictions have lapsed.

Note 12 - Income Taxes

Components of deferred tax assets are as follows:

	December 31, 2017	December 31, 2016
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$7,600,000	$3,100,000
Less valuation allowance	(7,600,000)	(3,100,000)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Federal statutory income tax rate	21.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(21.0)%	(34.0)%

Effective income tax rate	0.0%	0.0%

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets of the Company will not be fully realizable for the year ended December 31, 2017 and 2016. Accordingly, management had applied a full valuation allowance against net deferred tax assets as of December 31, 2017 and 2016.

As of December 31, 2017, the Company had approximately $7.6 million of federal net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2033 for both federal and state purposes.

On December 22, 2017, the Tax Cuts and Jobs Act pf 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended (the “Code”). The Act reduces the federal corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. ASC 470 requires the Company to remeasure the existing net deferred tax asset in the period of enactment. The Act also provides for immediate expensing of 100% or the costs of qualified property that is incurred and placed in service during the period from September 27, 2017 to December 31, 2022. Beginning January 1, 2023, the immediate expensing provision is phased down by 20% per year until it is completely phased out as of January 1, 2027. Additionally, effective January 1, 2018, the Act imposes possible limitations on the deductibility of interest expense. As a result of the provisions of the Act, the Company’s deduction for interest expense could be limited in future years. The effects of other provisions of the Act are not expected to have a material impact on the Company’s financial statements.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that begins in the reporting period that includes the Act’s enactment date and ends when an entity has obtained, prepared and analyzed the information that was needed in order to complete the accounting requirements under ASC 720. However, in no circumstance should the measurement period extend beyond one year from the enactment date. In accordance with SAB 118, a company must reflect in its financial statements the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. SAB 118 provides that to the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

The Company does not reflect a deferred tax asset in its financial statements but includes that calculation and valuation in its footnotes. We are still analyzing the impact of certain provisions of the Act and refining our calculations. The Company will disclose any change in the estimates as it refines the accounting for the impact of the Act.

Note 13 - Subsequent Events

Subsequent to December 31, 2017, the Company received gross proceeds of $1,780,750 of the issuance of convertible notes. In addition, $300,000 of the Company’s short term debt along with accrued but unpaid interest of $41,442 was converted into convertible debentures. As additional consideration for entering in the convertible debentures, the Company issued the investors 5-year warrant to purchase 10,488,708 shares of the Company’s common stock at a purchase price of $0.20 per share.

Subsequent to December 31, 2017, the Company received gross proceeds of $50,000 of the issuance of notes payable. As additional consideration for entering in the debentures, the Company issued the investors 5-year warrant to purchase 100,000 shares of the Company’s common stock at a purchase price of $0.20 per share.

Subsequent to December 31, 2017, the Company received gross proceeds from related parties of $40,750 of the issuance of convertible notes. As additional consideration for entering in the convertible debentures, the Company issued the investors 5-year warrant to purchase 81,500 shares of the Company’s common stock at a purchase price of $0.20 per share.

Subsequent to December 31, 2017, the Company received gross proceeds from related parties of $135,000 of the issuance of notes payable. As additional consideration for entering in the convertible debentures, the Company issued the investors 5-year warrant to purchase 35,000 shares of the Company’s common stock at a purchase price of $0.20 per share.

Subsequent to December 31, 2017, the Company issued 375,000 shares of its restricted common stock to its Placement Agent. Such shares were issued pursuant to a Placement Agent Agreement with the Company and services rendered in connection with a private placement of the Company’s securities.

Subsequent to December 31, 2017, the Company issued 628,750 shares of its common stock to consultants in exchange for services.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure and Control Procedures

Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework established in Internal Control-Integrated Framework-2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of the period covered by this Annual Report on Form 10-K, it had material weaknesses in its internal control procedures.

As of period covered by this Annual Report on Form 10-K, we have concluded that our internal control over financial reporting was not effective. The Company’s assessment identified certain material weaknesses which are set forth below:

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at May 16, 2018:

Name	Age	Positions
Jeremy Frommer(1)(2)	50	Chief Executive Officer, Director
Rick Schwartz(1)	50	President
Leonard Schiller(2)	74	Director
Andrew Taffin(3)	52	Director

(1)	Effective February 5, 2016, Jeremy Frommer was appointed as our Chief Executive Officer and Rick Schwartz was appointed as our President.
(2)	Effective February 5, 2016, Jeremy Frommer and Leonard Schiller were appointed as members of the board of directors.
(3)	Effective May 2, 2016, Andrew Taffin was appointed as a member of the board of directors.

Jeremy Frommer, Chief Executive Officer and Director

Mr. Frommer, age 50, combines over 20 years of experience in the financial technology industry. Previously, Mr. Frommer held key leaderships roles in the investment banking and trading divisions of large financial institutions. From 2009 to 2012, Mr. Frommer was briefly retired until beginning concept formation for Jerrick Ventures which he officially founded in 2013. From 2007 to 2009, Mr. Frommer was Managing Director of Global Prime Services at RBC Capital Markets, the investment banking arm of the Royal Bank of Canada, the largest financial institution in Canada, after the sale of Carlin Financial Group, a professional trading firm. From 2004 to 2007, Mr. Frommer was the Chief Executive Officer of Carlin Financial Group after the sale of NextGen Trading, a software development company focused on building equity trading platforms. From 2002 to 2004, Mr. Frommer was Founder and Chief Executive Officer of NextGen Trading. From 2000 to 2002, he was Managing Director of Merger Arbitrage Trading at Bank of America, a financial services firm. Mr. Frommer was also a director of LionEye Capital, a hedge fund from June 2012 to June 2014. He holds a B.A. from the University of Albany.

Rick Schwartz, President

Mr. Schwartz, age 50, is a film and television producer and financier based in New York. Notable credits include The Departed, Black Swan, Gangs of New York, The Aviator, Machete, and The Others. Mr. Schwartz began his film career at Miramax under Harvey and Bob Weinstein, working there for seven years and eventually serving as the company’s Senior Vice President of Production. From 2008 to 2014, Mr. Schwartz was CEO and Founder of Overnight Productions. In 2014, Mr. Schwartz and partner Jimmy Fallon created Eight Million Plus Productions, a New York-based production company, which produces shows such as Spike TV’s Lip Sync Battle and NBC’s Sharing.

Leonard Schiller, Director

Leonard Schiller, age 74, is President and Managing Partner of the Chicago law firm of Schiller Klein PC and has been associated with the firm since 1977. Mr. Schiller also has served as the President of The Dearborn Group, a residential property management and real estate company with properties located in the Midwest. Mr. Schiller has also been involved in the ownership of residential properties and commercial properties throughout the country. Mr. Schiller has acted as a principal in numerous private loan transactions and has been responsible for the structure, and management of these transactions. Mr. Schiller has also served as a member of the Board of Directors of IMALL, an internet search engine company, which was acquired by Excite@Home. He also served as a member of the Board of AccuMed International, Inc., a company which manufactured and marketed medical diagnostic screening products, which was acquired by Molecular Diagnostics, Inc. He presently serves as a director of Milestone Scientific, Inc., a Delaware company and as a director of Point Capital, Inc., a Delaware corporation.

Andrew Taffin, Director

Andrew Taffin, age 52, has over 25 years of entrepreneurial and executive leadership experience. He is currently the Chief Executive Officer and co-founder of Tallen Technology Rentals (“Tallen”), a leading provider of technology services and short-term rental AV equipment for businesses and organizations of all sizes. Under Mr. Taffin’s leadership, Tallen has experienced consistent revenue growth, secured multimillion dollar contracts with Fortune 100 companies, expanded into multiple business categories including pharmaceutical and financial services, and established a global presence to include supporting clients across the globe. Mr. Taffin was also one of the founding members and former president of the International Technology Rental Associations (“ITRA”). Mr. Taffin is a consistent speaker at industry conferences and events and contributes regularly to several technology publications. Mr. Taffin graduated from Plymouth State University with a B.A. in communications.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2017, the following persons did not file timely. Leonard Schiller, a member of our Board, did not file timely two times, but has made all required filings as of this date; and Mr. Andrew Taffin, a member of our Board, did not file timely once, but has made all required filings as of this date.

Mr. Arthur Rosen, a beneficial owner of more than 10% of our Common Stock did not file his Form 3 on a timely basis during the fiscal year ended December 31, 2017. On April 23, 2018, Mr. Rosen filed a Form 3 and a Schedule 13D. To the Company’s knowledge, Mr. Rosen has made all required filings as of this date.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2017, and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Kent Campbell (1) Chief Executive Officer and	2017	$0	$0	$0	$0	$0	$0	$0		$0
Chief Financial Officer	2016	$0	$0	$0	$0	$0	$0	$0		$0

Denis Espinoza (1) President and Chief Operating	2017	$0	$0	$0	$0	$0	$0	$0		$0
Officer	2016	$0	$0	$0	$0	$0	$0	$0		$0

Jeremy Frommer (2) Chief Executive	2017	$126,010	$160,350	$0	$189,650	$0	$0	$132,792	(3)	$608,802
Officer	2016	$127,895	$137,500	$0	$0	$0	$0	$81,000		$346,395

Rick Schwartz (2)	2017	$119,151	$0	$0	$189,650	$0	$0	$12,944		$321,745
President	2016	$136,105	$0	$0	$0	$0	$0	$12,000		$148,105

(1)	Effective February 5, 2016, Kent Campbell resigned as our Chief Executive Officer and Chief Financial Officer and Denis Espinoza resigned as our President and Chief Operating Officer.
(2)	Effective February 5, 2016, Jeremy Frommer was appointed as our Chief Executive Officer and Rick Schwartz was appointed as our President.
(3)	The $132,792 includes payment to Mr. Frommer for living expenses, health insurance and a vehicle allowance.

Employment Agreements

As of May 7, 2018, the Company has not entered into any employments agreements, but intends on entering into such agreements with its Chief Executive Officer and President in the fiscal year 2018.

Outstanding Equity Awards at Fiscal Year-End 2017

At December 31, 2017, we had outstanding equity awards as follows:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Weighted Average Exercise Price	Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Jeremy Frommer (1)	4,000,000	2,000,000	4,000,000	$0.375	May 22, 2022	2,000,000	$390,000	-	-

Rick Schwartz (1)	4,000,000	2,000,000	4,000,000	$0.375	May 22, 2022	2,000,000	$390,000	-	-

(1)	Effective February 5, 2016, Jeremy Frommer was appointed as our Chief Executive Officer and Rick Schwartz was appointed as our President.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the close of business on May 16, 2018 we had outstanding 40,524,432 shares of common stock.  Each share of common stock is currently entitled to one vote on all matters put to a vote of our stockholders.  The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of May 16, 2018, by:

●	each person known by us to be the beneficial owner of more than five percent of our outstanding common stock;

●	each of our current directors;

●	each our current executive officers and any other persons identified as a “named executive” in the Summary Compensation Table above; and

●	all our current executive officers and directors as a group.

Shares beneficially owned and percentage ownership before this offering is based on 40,524,432 shares of common stock outstanding as of May 16, 2018.

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

Name and Address	Shares Beneficially Owned (1)	Percentage Beneficially Owned
5% or Greater Stockholders

Chris Gordon	13,109,995	24.44%
Arthur Rosen	19,089,905	35.40%
All 5% or Greater Stockholders as a Group	22,997,338	59.84%

Named Executive Officers and Directors
Jeremy Frommer	15,495,884	27.66%
Rick Schwartz	7,110,486	14.93%
Leonard Schiller	3,578,760	8.11%
Andrew Taffin	2,468,555	5.74%
All current directors and officers as a group (4)	28,103,685	40.95%

*	less than one percent

(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person, as well as other securities over which the person has or shares voting or investment power or securities which the person has the right to acquire within 60 days.

Market for our Securities

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

Item 13. Certain Relationships and Related Transactions.

Upon completion of the Merger, as of February 5, 2016, the Company has a commercial lease agreement with 202 S Dean, LLC for its current office building located at 202 S Dean Street, Englewood, NJ 07631. Under the agreement, the Company pays monthly rent to 202 S. Dean LLC, which is 50% owned by our Chief Executive Officer, Jeremy Frommer. Monthly rent is $8,500 through 2015. Commencing 2016 through the expiration of the lease, monthly rent will be $14,165. The lease expired April 30, 2018. Before moving to a new office space, the Company will be paying rent on a month-to-month basis at the rate of $14,165 per month.

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

The maturity date of the Loan is November 26, 2017 (the “Maturity Date”). Pursuant to the Loan Agreement, the Loan bears interest at a rate of 12.5% per annum, compounded annually and payable on the Maturity Date. All outstanding principal, accrued and unpaid interest and other amounts due under the Loan are due on the Maturity Date.

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

The August 2017 Convertible Note Offering – Related Party

During the year ended December 31, 2017, the Company conducted multiple closings of a private placement offering to accredited investors (the “The August 2017 Convertible Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $505,000. In addition, $645,000 of the Company’s short term debt along with accrued but unpaid interest of $206,026 was converted into the August 2017 Convertible Offering. The conversions resulted in the issuance of 4,555,129 warrants with a fair value of $440,157 and the increase of principal of $60,000. These resulted in a loss on extinguishment of debt of $500,157.

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

The Company recorded a $160,700 debt discount relating to 2,525,000 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

On December 21, 2017, the Company issued a convertible note to a third party lender totaling $100,000 (the “Second December 2017 Note”). The Second December 2017 Note accrues interest at 15% per annum and matures with interest and principal both due on December 27, 2019. In addition, the Company issued a warrant to purchase 500,000 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $0.20 per share for a period of five years from the issue date. The Company recorded a $36,722 debt discount relating to the warrants issued to the investor based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note The Second December 2017 Note and accrued interest is convertible at a conversion price of $0.20 per share, subject to adjustment. The Second December 2017 Note is secured as a second priority lien on the assets of the Company.

Notes payable

Notes payable – related party as of December 31, 2017 and 2016 is as follows:

	Outstanding Principal as of				Warrants
	December 31, 2017	December 31, 2016	Interest Rate	Maturity Date	Quantity	Exercise Price
May 26, 2016	1,000,000	1,000,000	13%	November 26, 2017	1,000,000	0.40
September 12, 2016	-	100,000	12%	November 22, 2017	17,500	0.20
September 20, 2016	-	10,000	10%	March 20, 2017	235,000	0.40
October 13, 2016	-	50,000	12%	November 22, 2017	50,000	0.40
October 24, 2016	-	15,000	9%	January 1, 2018	30,000	0.30
October 31, 2016	-	10,000	10%	November 10, 2016	10,000	0.30
November 22, 2016	-	225,000	10%	November 22, 2017	750,000	0.30
December 21, 2016	-	50,000	10%	November 22, 2017	166,666	0.30
September 8, 2017	224,000	-	1%	September 24, 2017	125,000	0.20
November 20, 2017	25,000	-	15%	December 31, 2017	-	-
	1,249,000	1,460,000
Less: Debt Discount	(-)	(94,675)
	$1,249,000	$1,365,325

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

On September 12, 2016, the Company entered into a loan agreement (the “September 2016 Rosen Loan Agreement”) with Rosen, pursuant to which on September 12, 2016 (the “Closing Date”), the Company issued Rosen a promissory note of $100,000 (the “September 2016 Rosen Note”). Pursuant to the September 2016 Rosen Loan Agreement, the September 2016 Rosen Note bears interest at a rate of 12% per annum. As additional consideration for entering in the September 2016 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 150,000 shares of the Company’s common stock at a purchase price of $0.40 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On October 13, 2016, the Company entered into a loan agreement (the “October 2016 Gordon Loan Agreement”) with Chris Gordon, an individual (the “Gordon”), pursuant to which on October 13, 2016 (the “Closing Date”), the Company issued a promissory note of $50,000 to Gordon (the “October 2016 Gordon Note”). Pursuant to the October 2016 Gordon Loan Agreement, the October 2016 Gordon Note bears interest at a rate of 12% per annum. As additional consideration for entering in the October 2016 Gordon Loan Agreement, the Company issued Gordon a five-year warrant to purchase 50,000 shares of the Company’s common stock at a purchase price of $0.40 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On October 24, 2016, the Company entered into a loan agreement (the “October 2016 Schiller Loan Agreement”) with Leonard Schiller, a Board Member (the “Schiller”), pursuant to which on October 24, 2016 (the “Closing Date”), the Company issued Schiller a promissory note of $15,000 (the “October 2016 Schiller Note”). Pursuant to the October 2016 Schiller Loan Agreement, the October 2016 Schiller Note bears interest at a rate of 9% per annum. As additional consideration for entering in the October 2016 Schiller Loan Agreement, the Company issued Schiller a 5-year warrant to purchase 30,000 shares of the Company’s common stock at a purchase price of $0.30 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On October 31, 2016, the Company entered into a loan agreement (the “October 2016 Rosen Loan Agreement”) with Rosen, pursuant to which on October 31, 2016 (the “Closing Date”), Company issued Rosen a promissory note of $10,000 (the “October 2016 Rosen Note”). Pursuant to the October 2016 Rosen Loan Agreement, the October 2016 Rosen Note bears interest at a rate of 10% per annum. As additional consideration for entering in the October 2016 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.30 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On December 21, 2016, the Company entered into a loan agreement (the “December 2016 Gordon Loan Agreement”) with Gordon, pursuant to which on December 21, 2016 (the “Closing Date”), the Company issued Gordon a promissory note of $275,000 (the “December 2016 Gordon Note”). Pursuant to the December 2016 Gordon Loan Agreement, the December 2016 Gordon Note bears interest at a rate of 10% per annum. As additional consideration for entering in the December 2016 Gordon Loan Agreement, the Company issued Gordon a five-year warrant to purchase 166,666 shares of the Company’s common stock at a purchase price of $0.40 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On January 25, 2017, the Company entered into a loan agreement (the “January 2017 Rosen Loan Agreement”) with Rosen pursuant to which on January 25, 2017 (the “Closing Date”), the Company issued Rosen a promissory note of $50,000 (the “January 2017 Rosen Note”). The January 2017 Rosen Note is secured by an officer of the Company. Pursuant to the January 2017 Rosen Loan Agreement, the January 2017 Rosen Note bears interest at a rate of 10% per annum. As additional consideration for entering in the January 2017 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 50,000 shares of the Company’s common stock at a purchase price of $0.30 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On January 26, 2017, the Company entered into a loan agreement (the “January 2017 Gordon Loan Agreement”) with Gordon pursuant to which on January 26, 2017 (the “Closing Date”), the Company issued Gordon a promissory note of $50,000 (the “January 2017 Gordon Note”). The January 2017 Gordon Note is secured by an officer of the Company. Pursuant to the January 2017 Gordon Loan Agreement, the January 2017 Gordon Note bears interest at a rate of 10% per annum. As additional consideration for entering in the January 2017 Gordon Loan Agreement, the Company issued Gordon a five-year warrant to purchase 50,000 shares of the Company’s common stock at a purchase price of $0.30 per share. During the year ended December 31, 2017 the principal and interest of this note were repaid.

On February 7, 2017, the Company entered into a loan agreement (the “February 2017 Schiller Loan Agreement”) with Schiller, a member of the Board, pursuant to which on October 24, 2016 (the “Closing Date”), the Company issued Schiller a promissory note of $10,000 (the “February 2017 Schiller Note”). The February 2017 Schiller Note is secured by an officer of the Company. Pursuant to the February 2017 Schiller Loan Agreement, the February 2017 Schiller Note bears interest at a rate of 10% per annum. As additional consideration for entering in the February 2017 Schiller Note Loan Agreement, the Company issued Schiller a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.30 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On April 12, 2017, the Company entered into a loan agreement (the “April 2017 Schiller Loan Agreement”) with Schiller, a member of the Board, whereby the Company issued Schiller a promissory note of $10,000 (the “April 2017 Schiller Note”). The April 2017 Schiller Note is secured by an officer of the Company. Pursuant to the April 2017 Schiller Loan Agreement, the April 2017 Schiller Note bears interest at a rate of 10% per annum. As additional consideration for entering in the April 2017 Schiller Loan Agreement, the Company issued Schiller a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.30 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On April 12, 2017, the Company entered into a loan agreement (the “April 2017 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $10,000 (the “April 2017 Rosen Note”). The April 2017 Rosen Note is secured by an officer of the Company. Pursuant to the April 2017 Rosen Loan Agreement, the April 2017 Rosen Note bears interest at a rate of 10% per annum. As additional consideration for entering in the April 2017 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.30 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On May 4, 2017, the Company entered into a loan agreement (the “May 2017 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $15,000 (the “May 2017 Rosen Note”). The May 2017 Rosen Note is secured by an officer of the Company. Pursuant to the May 2017 Rosen Note Loan Agreement, the May 2017 Rosen Note bears interest at a rate of 12% per annum. As additional consideration for entering in the May 2017 Rosen Note Loan Agreement, the Company issued Rosen a five-year warrant to purchase 10,500 shares of the Company’s common stock at a purchase price of $0.30 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On May 11, 2017, the Company entered into a loan agreement (the “May 2017 Schiller Loan Agreement”) with Schiller, a member of the Board, whereby the Company issued Schiller a promissory note of $20,000 (the “May 2017 Schiller Note”). Pursuant to the May 2017 Schiller Loan Agreement, the May 2017 Schiller Note bears interest at a rate of 10% per annum. As additional consideration for entering in the May 2017 Schiller Note Loan Agreement, the Company issued Schiller a five-year warrant to purchase 20,000 shares of the Company’s common stock at a purchase price of $0.20 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On June 26, 2017, the Company entered into a loan agreement (the “June 2017 Schiller Loan Agreement”) Schiller, a member of the Board, whereby the Company issued Schiller a promissory note of $30,000 (the “June 2017 Schiller Note”). Pursuant to the June 2017 Schiller Loan Agreement, the June 2017 Schiller Note bears interest at a rate of 10% per annum. As additional consideration for entering in the June 2017 Schiller Loan Agreement, the Company issued Schiller a five-year warrant to purchase 22,500 shares of the Company’s common stock at a purchase price of $0.20 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On July 6, 2017, the Company entered into a loan agreement (the “July 2017 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $25,000 (the “July 2017 Rosen Note”). The July 2017 Rosen Note is secured by an officer of the Company. Pursuant to the July 2017 Rosen Note Loan Agreement, the July 2017 Rosen Note bears interest at a rate of 10% per annum. As additional consideration for entering in the July 2017 Rosen Note Loan Agreement, the Company issued Rosen a five-year warrant to purchase 18,750 shares of the Company’s common stock at a purchase price of $0.20 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On July 6, 2017, the Company entered into a loan agreement (the “July 2017 Gordon Loan Agreement”) with Gordon, whereby the Company issued Gordon a promissory note of $25,000 (the “July 2017 Gordon Note”). The July 2017 Gordon Note is secured by an officer of the Company. Pursuant to the July 2017 Gordon Note Loan Agreement, the July 2017 Gordon Note bears interest at a rate of 10% per annum. As additional consideration for entering in the July 2017 Gordon Note Loan Agreement, the Company issued Gordon a five-year warrant to purchase 18,750 shares of the Company’s common stock at a purchase price of $0.20 per share. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

On August 24, 2017, the Company entered into a loan agreement (the “August 2017 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $20,000 (the “August 2017 Rosen Note”). The August 2017 Rosen Note is secured by an officer of the Company. Pursuant to the August 2017 Rosen Note Loan Agreement, the August 2017 Rosen Note bears interest at a rate of 12% per annum. During the year ended December 31, 2017 the principal and interest of this note were converted into the August 2017 Convertible Note Offering.

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

On November 20, 2017, the Company entered into a loan agreement (the “November 2017 Schiller Loan Agreement”) Schiller, a member of the Board, whereby the Company issued Schiller a promissory note of $25,000 (the “November 2017 Schiller Note”). Pursuant to the November 2017 Schiller Loan Agreement, the November 2017 Schiller Note bears interest at a rate of 15% per annum.

On November 20, 2017, the Company entered into a loan agreement (the “November 2017 Rosen Agreement”) whereby the Company issued Rosen a promissory note of $25,000 (the “November 2017 Rosen Note”). Pursuant to the November 2017 Rosen Loan Agreement, the November 2017 Rosen Note bears interest at a rate of 15% per annum. During the year ended December 31, 2017 the principal and interest of this note were repaid.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

	2017	2016

Audit Fees	$27,650	$45,800
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$27,650	$45,800

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Exhibits.  The exhibits listed below are filed as a part of this registration statement.

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated February 5, 2016 by and among the Company, GPH Merger Sub., Inc., and Jerrick Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

2.2	Agreement and Plan of Merger dated February 28, 2016 by and among the Company and Jerrick Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.1	Articles of Incorporation, filed with the Nevada Secretary of State on December 30, 1999 (incorporated by reference to the Company’s annual report on Form 10-SB filed with the Commission on March 30, 2006).

3.2	Amended and Restated Articles of Incorporation, filed with the Nevada Secretary of State on November 6, 2013 (incorporated by reference to Exhibit 3.3 to the Company’s current report on Form 8-K filed with the Commission on December 4, 2013).

3.3	Certificate of Designation, Preferences, and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on April 8, 2014).

3.4	Certificate of Designation, Preferences and Rights of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on December 4, 2014).

3.5	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on August 3, 2015).

3.6	Certificate of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 3.1(f) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.7	Jerrick Ventures, Inc. Certificate of Designation of Series A Cumulative Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1(f) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.8	Jerrick Ventures, Inc. Amendment to Certificate of Designation of Series A Cumulative Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1(f) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.9	Jerrick Ventures, Inc. Certificate of Designation of Series B Cumulative Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1(f) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.10	Certificate of Withdrawal of Certificate of Designation for Series A Preferred Stock. (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.11	Certificate of Withdrawal of Certificate of Designation for Series B Preferred Stock. (incorporated by reference to Exhibit 3.2 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.12	Certificate of Withdrawal of Certificate of Designation for Series C Preferred Stock. (incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.13	Certificate of Designation for Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.14	Certificate of Designation for Series C Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.15	Bylaws (incorporated by reference to the Company’s annual report on Form 10-SB filed with the Commission on March 30, 2006).

3.16	Certificate of Incorporation of Jerrick Ventures, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

4.1	Form of Warrant. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8- K filed with the Commission on March 21, 2017).

4.2	Form of Series A Preferred Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.5 the Company’s Registration Statement on Form S-1 filed with the Commission on August 31, 2016)

4.3	Form of Series B Preferred Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.6 the Company’s Registration Statement on Form S-1 filed with the Commission on August 31, 2016)

4.4	Common Stock Purchase Warrant, dated April 5, 2016 (incorporated by reference to Exhibit 10.15 to the Company’s annual report on Form 10-K filed with the Commission on April 4, 2016).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on August 24, 2016).

4.6	Form of Warrant (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the Commission on January 17, 2017).

4.7	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on March 21, 2017).

4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on July 21, 2017).

4.9	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on September 18, 2017).

4.10	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on January 2, 2018).

10.1	Securities Purchase Agreement dated as of July 29, 2015 between Great Plains Holdings, Inc. and Cape One Master Fund II LP. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on August 3, 2015).

10.2	Spin-Off Agreement dated as of February 5, 2016 between the Company and Kent Campbell. (incorporated by reference to Exhibit 10.9 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

10.3	Share Exchange Agreement dated as of February 5, 2016 by and among Great Plains Holdings, Inc., Kent Campbell, Denis Espinoza and Sarah Campbell. (incorporated by reference to Exhibit 10.10 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

10.4	Form of Stock Purchase Agreement. (incorporated by reference to Exhibit 10.11 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

10.5	Loan Agreement by and between the Company and Arthur Rosen, dated May 26, 2016. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on June 2, 2016).

10.6	Security Agreement by and between the Company and Arthur Rosen, dated May 26, 2016. (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on June 2, 2016).

10.7	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the Commission on August 24, 2016).

10.8	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on March 21, 2017).

10.9	Form of Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on March 21, 2017).

10.10	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on August 24, 2016).

10.11	Assignment and Assumption Agreement, dated May 12, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 15, 2017).

10.12	Line of Credit Agreement, dated May 9, 2017 by and between the Company and Arthur Rosen (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 15, 2017).

10.13	Promissory Note Issued In Favor Grawlin, LLC, Dated May 12, 2017, (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 15, 2017).

10.14	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on January 17, 2017).

10.15	Form of Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on January 17, 2017).

10.16	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on March 21, 2017).

10.17	Form of Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on March 21, 2017).

10.18	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on July 21, 2017).

10.19	Form of 8.5% Convertible Redeemable Debentures due April 18, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on July 21, 2017).

10.20	Securities Purchase Agreement between the Company and Crossover Capital Fund I, LLC dated July 11, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2017)

10.21	Jerrick Media Holdings Inc. 8.5% Convertible Redeemable Note Due April 11, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2017)

10.22	First Amendment to 8.5% Convertible Redeemable Note Due April 11, 2018 (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2017)

10.23	Securities Purchase Agreement between the Company and Diamond Rock LLC dated July 24, 2017 (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2017)

10.24	Jerrick Media Holdings Inc 8.5% Convertible Redeemable Note Due April 11, 2018 (incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2017)

10.25	First Amendment to 8.5% Convertible Redeemable Note Due April 24, 2018 (incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2017)

10.26	First Amendment to 8.5% Convertible Redeemable Note Due April 18, 2018 (incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2017)

10.27	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on September 18, 2017)

10.28	Form of Promissory Note (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on September 18, 2017)

10.29	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the Commission on February 14, 2018)

10.30	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on January 2, 2018)

10.31	Form of Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on January 2, 2018)

10.32	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on February 13, 2018)

10.33	Form of Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on February 13, 2018)

21.1*	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1 filed with the Commission on August 31, 2016).

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance.

101.XSD*	XBRL Schema.

101.PRE*	XBRL Presentation.

101.CAL**	XBRL Calculation.

101.DEF*	XBRL Definition.

101.LAB*	XBRL Label.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERRICK MEDIA HOLDINGS, INC.

Date: May 17, 2018	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rick Schwartz	President	May 17, 2018
Rick Schwartz
/s/ Leonard Schiller	Director	May 17, 2018
Leonard Schiller

/s/ Andrew Taffin	Director	May 17, 2018
Andrew Taffin