Form 10-Q
period 2018-03-31
Jerrick Media Holdings, Inc.
filed 2018-06-18
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

As of June 18, 2018, there were 40,524,432 shares outstanding of the registrant’s common stock.

Jerrick Media Holdings, Inc.

March 31, 2018 and 2017

Jerrick Media Holdings, Inc.

Condensed Consolidated Balance Sheet

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets

Current Assets
Cash	$122,106	$111,051
Prepaid expenses	118,338	-
Accounts receivable	2,846	1,325
Total Current Assets	243,290	112,376

Property and equipment, net	37,633	48,056

Security deposit	17,000	17,000

Total Assets	$297,923	$177,432

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$1,647,671	$1,462,106
Accrued dividends	529,477	472,444
Demand loan	10,366	10,366
Current portion of Convertible Notes - related party, net	30,379	-
Current portion of Convertible Notes, net	25,000	96,500
Current portion of capital lease payable	4,732	4,732
Note payable - related party, net	1,259,000	1,249,000
Note payable, net	373,500	689,500
Line of credit - related party	130,000	130,000
Line of credit	19,996	44,996

Total Current Liabilities	4,030,121	4,159,644

Non-current Liabilities:
Convertible Notes - related party, net of debt discount	1,509,728	1,345,246
Convertible Notes, net of debt discount and issuance costs	3,401,126	2,512,293

Total Non-current Liabilities	4,910,854	3,857,539

Total Liabilities	8,940,975	8,017,183

Commitments and contingencies	-	-

Stockholders' Deficit
Series A Preferred stock, $0.001 par value, 31,581 and 31,581 shares issued and outstanding, respectively	31	31
Series B Preferred stock, $0.001 par value, 8,063 and 8,063 shares issued and outstanding, respectively	8	8
Series D Preferred stock, $0.001 par value, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock par value $0.001: 300,000,000 shares authorized; 40,524,432 and 39,520,682 issued and outstanding as of March 31, 2018 and December 31,2017 respectively	40,525	39,521
Additional paid in capital	15,733,606	14,387,247
Accumulated deficit	(24,398,215)	(22,247,551)
Less: Treasury stock, 220,000 and 220,000 shares, respectively	(19,007)	(19,007)
Total Stockholders’ Deficit	(8,643,052)	(7,839,751)

Total Liabilities and Stockholders' Deficit	$297,923	$177,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jerrick Media Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2018	March 31, 2017

Net revenue	$16,249	$41,842

Operating expenses
Compensation	651,788	546,110
Consulting fees	95,799	140,005
General and administrative	592,239	383,738

Total operating expenses	1,339,826	1,069,853

Loss from operations	(1,323,577)	(1,028,011)

Other income (expenses)
Interest expense	(268,125)	(57,387)
Accretion of debt discount and issuance cost	(174,888)	(293,180)
Gain (loss) on settlement of vendor liabilities	1,875	(110,674)
Loss on extinguishment of debt	(342,367)	-
Gain on settlement of debt	13,452	-

Other income (expenses), net	(770,053)	(461,241)

Loss before income tax provision	(2,093,630)	(1,489,252)

Income tax provision	-	-

Net loss	$(2,093,630)	$(1,489,252)

Per-share data
Basic and diluted loss per share	$(0.05)	$(0.04)

Weighted average number of common shares outstanding	39,930,275	36,462,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jerrick Media Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2018	March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,093,630)	$(1,489,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,423	9,301
Accretion of debt discount and issuance cost	174,888	293,180
Share-based compensation	232,635	186,977
Gain (loss) on settlement of vendor liabilities	(1,875)	110,674
Gain on settlement of debt	(13,452)	-
Loss on extinguishment of debt	342,366	-
Changes in operating assets and liabilities:
Prepaid expenses	(18,802)	10,000
Accounts receivable	(1,521)	-
Accounts payable and accrued expenses	244,619	(43,230)
Net Cash Used In Operating Activities	(1,124,349)	(922,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of notes	50,000	926,585
Repayment of notes	(76,500)	-
Proceeds from issuance of convertible note	1,080,452	-
Repayment of convertible notes	(71,500)	-
Proceeds from issuance of convertible notes - related party	265,452	-
Proceeds from issuance of note payable - related party	135,000	90,000
Repayment of note payable - related party	(125,000)	(120,000)
Repayment of line of credit	(25,000)	(19,206)
Cash paid for debt issuance costs	(97,500)	(75,559)
Net Cash Provided By Financing Activities	1,135,404	801,820

Net Change in Cash	11,055	(120,531)

Cash - Beginning of Year	111,051	174,494

Cash - End of Year	$122,106	$53,963

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$37,472	$3,534

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of vendor liabilities	$3,750	$353,732
Beneficial conversion feature on convertible notes	$38,413	$100,665
Accrued dividends	$57,032	$43,718
Warrants issued with debt	$554,639	$560,990
Issuance of common stock for prepaid services	$116,300	$-
Conversion of note payable and interest into convertible notes	$341,442	$-
Warrants issued with amendment to notes payable	$135,596	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jerrick Media Holdings, Inc.

March 31, 2018 and 2017

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Operations

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

Note 2 – Significant and Critical Accounting Policies and Practices

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

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

As of March 31, 2018, the Company’s consolidated subsidiaries and/or entities are as follows:

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Derivative Liability

The Company adopted Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock. Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  The Company changed its method of accounting for the debt and warrants through the early adoption of ASU 2017-11 during the year ended December 31, 2017 on a retrospective basis.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes gross revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. During the three months ended March 31, 2018 the Company recorded revenue from the following sources: products at auction, sponsored content and affiliate sites.

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

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over a five-year period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three months ended March 31, 2018 and 2017 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Series A Preferred stock	192,567	203,134
Series B Preferred stock	40,929	40,929
Options	17,649,990	2,259,090
Warrants	55,521,987	21,813,281
Convertible notes - related party	9,526,533	-
Convertible notes	23,796,858	1,426,759
Totals	106,728,864	25,743,193

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recently Adopted Accounting Guidance

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company has adopted the methodologies prescribed by ASU 2016-18, the adoption of ASU 2016-18 did not have a material effect on its financial position or results of operations.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This standard is required to be adopted in the first quarter of 2018. The Company has adopted the methodologies prescribed by ASU 2017-09, the adoption of ASU 2017-09 did not have a material effect on its financial position or results of operations.

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

Adoption of ASU 2017-11

As noted above, in connection with the securities purchase agreement and debt transactions during the year ended December 31, 2017, the Company issued warrants and convertible notes, to purchase common stock with an exercise price of $0.20 and a five-year term. Upon issuance of the warrants and convertible notes, the Company evaluated the note agreement to determine if the agreement contained any embedded components that would qualify the agreement as a derivative. The Company identified certain put features embedded in the warrants and convertible notes that potentially could result in a net cash settlement in the event of a fundamental transaction, requiring the Company to classify the warrants and convertible notes as a derivative liability. The Company changed its method of accounting for the convertible notes and warrants through the early adoption of ASU 2017-11 during the three months ended December 31, 2017 on a retrospective basis. Accordingly, the Company recorded the warrant derivative and conversion option derivative liabilities to additional paid in capital upon issuance.

Tabular summaries of the revisions and the corresponding effects on the statement of earnings for the three months ended March 31, 2017 are presented below:

Consolidated Statement of Operations Three Months Ended March 31, 2017
	Previously Reported	Revisions	Revised Reported
Accretion of debt discount and issuance cost	$(330,897)	$37,718	$(293,179)

Derivative expense	$(254,470)	$254,470	$-

Change in fair value of derivative liabilities	$223,766	$(223,766)	$-

Net loss	$(1,557,673)	$68,422	$(1,489,251)

Net loss per ordinary share:
Basic and diluted loss per share	$(0.04)	$(0.00)	$(0.04)

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

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit at March 31, 2018, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Note 4 – Line of Credit

Line of credit as of March 31, 2018 and December 31, 2017 is as follows:

	Outstanding Balances as of
	March 31, 2018	December 31, 2017
Revolving Note	19,996	44,996
	$19,996	$44,996

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

The balance outstanding on the Revolving Note at March 31, 2018 and December 31, 2017 was $19,996 and $44,996, respectively. As of the date of this filing the Revolving Note has been paid off.

Note 5 – Notes Payable

Notes payable as of March 31, 2018 and December 31, 2017 is as follows:

	Outstanding Principal as of				Warrants
	March 31, 2018	December 31, 2017	Interest Rate	Maturity Date	Quantity	Exercise Price
February 22, 2017	373,500	400,000	12%	September 1, 2017	2,450,000	$0.20
June 12, 2017	-	50,000	12%	September 1, 2017	35,000	$0.20
November 28, 2017	-	100,000	15%	January 12, 2018	-	$-
November 29, 2017	-	50,000	15%	January 13, 2018	-	$-
November 29, 2017	-	100,000	15%	January 13, 2018	-	$-
	373,500	700,000
Less: Debt Discount	-	(10,500)
	$373,500	$689,500

Private Placement Offerings:

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

Pursuant to the Subscription Agreements, the February 2017 Offering Notes matured on September 1, 2017 (the “February 2017 Offering Maturity Date”). Prior to the February 2017 Offering Maturity Date, investors representing $575,511 in principal value converted their February 2017 Offering Notes into two year, 15% secured convertible promissory notes offered by the Company (the “August 2017 Convertible Note Offering”). The remaining investors representing an aggregate $400,000 in principal of the February 2017 Offering Notes agreed to forbear their right to declare an event of default until December 15, 2017 during which time they retain the right to convert their principal and any accrued but unpaid interest into the August 2017 Convertible Note Offering. In consideration of the forbearance for which the investors will receive a warrant to purchase up to fifteen percent (15%) of the shares of common stock underlying the warrant acquired with the purchase of the February 2017 Offering Notes at a purchase price of $0.20 per share, and the interest on their note would be increased to eighteen percent (18%) from September 1, 2017 through December 15, 2017 or the conversion date, whichever is sooner. During the three months ended March 31, 2018 the company has repaid $26,500 in principal and $26,375 in interest.

On June 12, 2017, the Company entered into a loan agreement (the “June 2017 Loan Agreement”) with an individual (the “June 2017 Lender”), the June 2017 Lender issued the Company a promissory note of $50,000 (the “June 2017 Note”). Pursuant to the June 2017 Loan Agreement, the June 2017 Note bears interest at a rate of 10% per annum. As additional consideration for entering in the June 2017 Loan Agreement, the Company issued the June 2017 Lender a five-year warrant to purchase 35,000 shares of the Company’s common stock with an exercise price of $0.20 per share. The maturity date of the June 2017 Note was September 1, 2017 (the “June 2017 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the June 2017 Note were due. During the three months ended March 31, 2018 the Company has repaid $50,000 in principal and the debtor has forgiven the interest of $4,424 this was recorded as a gain on forgiveness of debt.

On November 28, 2017, the Company entered into a loan agreement (the “First November 2017 Loan Agreement”) with an individual (the “First November 2017 Lender”), the First November 2017 Lender issued the Company a promissory note of $100,000 (the “First November 2017 Note”). Pursuant to the First November 2017 Loan Agreement, the First November 2017 Note has interest of fifteen percent (15%), (i) five percent (5%) (i.e. $5,000) shall be payable in cash or convertible into shares of the Company’s restricted common stock at a rate of $0.20 per share, at the option of the Lender, at the Maturity Date; (ii) ten percent (10%) (i.e. $10,000) shall be paid in the form of the Company’s restricted common stock at a rate of $0.20 per share (equivalent to 50,000 shares of the Company’s common stock ). The maturity date of the First November 2017 Note was January 12, 2018 (the “First November 2017 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the First November 2017 Note are due. On January 12, 2018, the First November 2017 Note and accrued but unpaid interest was converted into the Company’s August 2017 Convertible Note Offering.

On November 29, 2017, the Company entered into a loan agreement (the “Second November 2017 Loan Agreement”) with an individual (the “Second November 2017 Lender”), the Second November 2017 Lender issued the Company a promissory note of $50,000 (the “Second November 2017 Note”). Pursuant to the Second November 2017 Loan Agreement, the Second November 2017 Note has interest of fifteen percent (15%), (i) five percent (5%) (i.e. $2,500) shall be payable in cash or convertible into shares of the Company’s restricted common stock at a rate of $0.20 per share, at the option of the Lender, at the Maturity Date; (ii) ten percent (10%) (i.e. $5,000) shall be paid in the form of the Company’s restricted common stock at a rate of $0.20 per share (equivalent to 25,000 shares of the Company’s common stock ). The maturity date of the Second November 2017 Note was January 13, 2018 (the “Second November 2017 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Second November 2017 Note are due. On January 12, 2018, the First November 2017 Note and accrued but unpaid interest was converted into the Company’s August 2017 Convertible Note Offering.

On November 29, 2017, the Company entered into a loan agreement (the “Third November 2017 Loan Agreement”) with an individual (the “Third November 2017 Lender”), the Third November 2017 Lender issued the Company a promissory note of $100,000 (the “Third November 2017 Note”). Pursuant to the Third November 2017 Loan Agreement, the Third November 2017 Note has interest of fifteen percent (15%), (i) five percent (5%) (i.e. $5,000) shall be payable in cash or convertible into shares of the Company’s restricted common stock at a rate of $0.20 per share, at the option of the Lender, at the Maturity Date; (ii) ten percent (10%) (i.e. $10,000) shall be paid in the form of the Company’s restricted common stock at a rate of $0.20 per share (equivalent to 50,000 shares of the Company’s common stock). The maturity date of the Third November 2017 Note was January 13, 2018 (the “Third November 2017 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Third November 2017 Note are due. On January 12, 2018, the First November 2017 Note and accrued but unpaid interest was converted into the Company’s August 2017 Convertible Note Offering.

 On March 14, 2018, the Company entered into a loan agreement (the “March 2018 Loan Agreement”) with an individual (the “March 2018 Lender”), the March 2018 Lender issued the Company a promissory note of $50,000 (the “March 2018 Note”). Pursuant to the March 2018 Loan Agreement, the March 2018 Note bears interest at a rate of 12% per annum. As additional consideration for entering in the March 2018 Loan Agreement, the Company issued the March 2018 Lender a five-year warrant to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.20 per share. The maturity date of the March 2018 Note was March 29, 2018 (the “March 2018 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the June 2017 Note were due. On March 29, 2018, the March 2018 Note and accrued but unpaid interest was converted into the Company’s August 2017 Convertible Note Offering.

Note 6 – Convertible Note Payable

Convertible notes payable as of March 31, 2018 and December 31, 2017 is as follows:

	Outstanding Principal as of						Warrants
	March 31, 2018	December 31, 2017	Interest Rate	Conversion Price		Maturity Date	Quantity	Exercise Price
November – December, 2016	25,000	25,000	10%	0.30		November 1, 2017	400,000	0.30
June, 2017	-	71,500	12%	Not Applicable		September 1, 2017	114,700	0.20
August – November 2017	2,943,884	2,943,884	15%	0.20	(*)	August – November 2019	14,716,419	0.20
December 21, 2017	100,000	100,000	15%	0.20	(*)	December 21, 2019	500,000.00	0.20
January – February 2018	1,015,675	-	15%	0.20	(*)	January – February 2020	5,078,375	0.20
February 8, 2018	40,750	-	18%	0.20	(*)	February 8, 2020	81,500	0.20
March 2018	370,767	-	14%	0.20	(*)	March 2020	1,853,833	0.20
	4,496,076	3,140,384
Less: Debt Discount	(846,146)	(452,022)
Less: Debt Issuance Costs	(223,803)	(79,569)
	3,426,126	2,608,793
Less: Current Debt	(25,000)	(96,500)
Total Long-Term Debt	$3,401,126	$2,512,293

(*) As subject to adjustment as further outlined in the notes

During the months of November and December 2016, the Company issued convertible notes to third party lenders totaling $400,000. These notes accrue interest at a rate of 10% per annum and mature with interest and principal both due between November 1, 2017 through December 29, 2017. The notes and accrued interest are convertible at a conversion price as defined therein. In addition, in connection with the notes the Company issued five-year warrants to purchase an aggregate of 400,000 shares of Company common stock at a purchase price of $0.30 per share. The investors converted $375,000 of principal and $30,719 of interest into the August 2017 Convertible Note Offering.

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

The August 2017 Convertible Note Offering

From August through November of 2017, the Company conducted multiple closings of a private placement offering to accredited investors (the “August 2017 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $1,585,000. In addition, $1,217,177 of the Company’s short term debt along with accrued but unpaid interest of $40,146 was converted into the August Offering. The conversions resulted in the issuance of 6,791,419 warrants with a fair value of $583,681 and an original issue discount of $101,561. These were recorded as a loss on extinguishment of debt.

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

The February 2018 Convertible Note Offering

During the three months ended March 31, 2018, the Company conducted multiple closings of a private placement offering to accredited investors (the “February 2018 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $725,000. In addition, $250,000 of the Company’s short term debt along with accrued but unpaid interest of $40,675 was converted into the February 2018 Offering. The conversions resulted in the issuance of 1,453,375 warrants with a fair value of $181,139. These were recorded as a loss on extinguishment of debt.

The February 2018 Convertible Note Offering consisted of a maximum of $750,000 of units of the Company’s securities (each, a “Unit” and collectively, the “Units”), with each Unit consisting of (a) a 15% Convertible Secured Promissory Note (each a “Note” and together the “Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at a conversion price of $0.20 per share (the “Conversion Price”), and (b) a five-year warrant (each a “Warrant and together the “Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the Notes can be converted into (“Warrant Shares”) at an exercise price of $0.20 per share (“Exercise Price”). The Notes mature on the second (2nd) anniversary of their issuance dates. The Notes are secured by a second priority security interest in the Company’s assets up to $1,000,000.

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

The conversion feature of the February 2018 Offering provides for an effective conversion price that is below market value on the date of issuance. Such feature is normally characterized as a beneficial conversion feature (“BCF”). When the Company records a BCF the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The Company recorded a BCF and related debt discount of $37,350, the discount is being accreted over the life of the first Debenture to accretion of debt discount and issuance cost.

The Company recorded a $316,875 debt discount relating to 3,625,000 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

In connection with the Offering, the Company retained a placement agent (the “Placement Agent”), to carry out the Offering on a “best-efforts” basis. For services in its capacity as Placement Agent, the Company has paid the Placement Agent a cash fee of $94,250 and issued to the Placement Agent shares of the Company’s common stock equal to ten percent (13%) of the Conversion Shares underlying the Notes or 362,500 shares that had a fair value of $74,881, which was recorded as issuance cost and is being accreted over the life of the note to accretion of debt discount and issuance cost.

On February 8, 2018, the Company issued a convertible note to a third party lender totaling $40,750 (the “February 2018 Note”). The February 2018 Note accrues interest at 18% per annum and matures with interest and principal both due on February 8, 2020. In addition, the Company issued a warrant to purchase 81,500 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $0.20 per share for a period of five years from the issue date. The Company recorded a $7,962.55 debt discount relating to the warrants issued to the investor based on the relative fair value of each equity instrument on the dates of issuance and an original issue discount of $5,298. The debt discount is being accreted over the life of the note. The February 2018 Note and accrued interest is convertible at a conversion price of $0.20 per share, subject to adjustment. The February 2018 Note is secured by a second priority lien on the assets of the Company.

The March 2018 Convertible Note Offering

During the three months ended March 31, 2018, the Company conducted multiple closings of a private placement offering to accredited investors (the “March 2018 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $320,000. In addition, $50,000 of the Company’s short term debt along with accrued but unpaid interest of $767 was converted into the March 2018 Convertible Note Offering. The conversions resulted in the issuance of 253,833 warrants with a fair value of $25,631. These were recorded as a loss on extinguishment of debt.

The March 2018 Convertible Note Offering consisted of a maximum of $900,000, with an over-allotment option of an additional $300,000 of units of the Company’s securities (each, a “Unit” and collectively, the “Units”), with each Unit consisting of (a) a 14% Convertible Secured Promissory Note (each a “Note” and together the “Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at a conversion price of $0.20 per share (the “Conversion Price”), and (b) a four-year warrant (each a “Warrant and together the “Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the Notes can be converted into (“Warrant Shares”) at an exercise price of $0.20 per share (“Exercise Price”). The Notes mature on the second (2nd) anniversary of their issuance dates.

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

The Company recorded a $120,832 debt discount relating to 1,600,000 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

Note 7 – Related Party Loan

Convertible notes

Convertible notes payable – related party as of March 31, 2018 and December 31, 2017 is as follows:

	Outstanding Principal as of				Warrants
	March 31, 2018	December 31, 2017	Interest Rate	Maturity Date	Quantity	Exercise Price
August – October 2017	1,416,026	1,416,026	15%	August – October 2019	4,589,466	0.20
December 21, 2017	100,000	100,000	15%	December 21, 2019	500,000	0.20
January – February 2018	25,000	-	15%	January – February 2020	125,000	0.20
February 8, 2018	40,750	-	20%	September 30, 2018	81,500	0.20
March 2018	205,000	-	14%	March 2020	1,025,000	0.20
	1,786,776	1,516,026
Less: Debt Discount	(241,293)	(170,780)
Less: Debt Issuance Costs	(5,375)	-
	1,540,108	1,345,246
Less: Current Debt	(30,380)	-
Total Long-Term Debt	$1,509,728	$1,345,246

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

The February 2018 Convertible Note Offering

During the three months ended March 31, 2018, the Company conducted multiple closings of a private placement offering to accredited investors (the “February 2018 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $25,000.

The February 2018 Convertible Note Offering consisted of a maximum of $750,000 of units of the Company’s securities (each, a “Unit” and collectively, the “Units”), with each Unit consisting of (a) a 15% Convertible Secured Promissory Note (each a “Note” and together the “Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at a conversion price of $0.20 per share (the “Conversion Price”), and (b) a five-year warrant (each a “Warrant and together the “Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the Notes can be converted into (“Warrant Shares”) at an exercise price of $0.20 per share (“Exercise Price”). The Notes mature on the second (2nd) anniversary of their issuance dates. The Notes are secured by a second priority security interest in the Company’s assets up to $1,000,000.

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

The conversion feature of the February 2018 Convertible Note Offering provides for an effective conversion price that is below market value on the date of issuance. Such feature is normally characterized as a beneficial conversion feature (“BCF”). When the Company records a BCF the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The Company recorded a BCF and related debt discount of $1,063, the discount is being accreted over the life of the first Debenture to accretion of debt discount and issuance cost.

The Company recorded a $11,054 debt discount relating to 125,000 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

In connection with the Offering, the Company retained the Placement Agent, to carry out the Offering on a “best-efforts” basis. For services in its capacity as Placement Agent, the Company has paid the Placement Agent a cash fee of $3,250 and issued to the Placement Agent shares of the Company’s common stock equal to ten percent (10%) of the Conversion Shares underlying the Notes or 12,500 shares that had a fair value of $2,606, which was recorded as issuance cost and is being accreted over the life of the note to accretion of debt discount and issuance cost.

On February 8, 2018, the Company issued a convertible note to a third party lender totaling $40,750 (the “Second February 2017 Note”). The Second February 2018 Note accrues interest at 18% per annum and matures with interest and principal both due on September 30, 2018. In addition, the Company issued a warrant to purchase 81,500 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $0.20 per share for a period of five years from the issue date. The Company recorded a $7,963 debt discount relating to the warrants issued to the investor based on the relative fair value of each equity instrument on the dates of issuance and an original issue discount of $5,298. The debt discount is being accreted over the life of the note The Second February 2018 Note and accrued interest is convertible at a conversion price of $0.20 per share, subject to adjustment. The Second February 2018 Note is secured as a second priority lien on the assets of the Company.

The March 2018 Convertible Note Offering

During the three months ended March 31, 2018, the Company conducted multiple closings of a private placement offering to accredited investors (the “March 2018 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $205,000.

The March 2018 Convertible Note Offering consisted of a maximum of $900,000, with an over-allotment option of an additional $300,000, of units of the Company’s securities (each, a “Unit” and collectively, the “Units”), with each Unit consisting of (a) a 14% Convertible Secured Promissory Note (each a “Note” and together the “Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at a conversion price of $0.20 per share (the “Conversion Price”), and (b) a four-year warrant (each a “Warrant and together the “Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the Notes can be converted into (“Warrant Shares”) at an exercise price of $0.20 per share (“Exercise Price”). The Notes mature on the second (2nd) anniversary of their issuance dates.

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

The Company recorded a $75,319 debt discount relating to 1,025,000 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

Notes payable

Notes payable – related party as of March 31, 2018 and December 31, 2017 is as follows:

	Outstanding Principal as of				Warrants
	March 31, 2018	December 31, 2017	Interest Rate	Maturity Date	Quantity	Exercise Price
May 26, 2016	1,000,000	1,000,000	13%	November 26, 2017	1,000,000	0.40
September 8, 2017	224,000	224,000	1%	September 24, 2017	125,000	0.20
November 20, 2017	-	25,000	15%	December 31, 2017	-	-
March 4, 2018	10,000	-	12%	March 19, 2018	10,000	0.20
March 9, 2018	15,000	-	12%	March 24, 2018	15,000	0.20
March 13, 2018	10,000	-	12%	March 28, 2018	10,000	0.20
	1,259,000	1,249,000

On May 26, 2016, the Company entered into a loan agreement (the “May 2016 Rosen Loan Agreement”) with Arthur Rosen, an individual (“Rosen”), pursuant to which on May 26, 2016 (the “Closing Date”), Rosen provided the Company a secured term loan of $1,000,000 (the “May 2016 Rosen Loan”). In connection with the May 2016 Rosen Loan Agreement, on May 26, 2016, the Company and Rosen entered into a security agreement (the “Rosen Security Agreement”), pursuant to which the Company granted to Rosen a senior security interest in substantially all of the Company’s assets as security for repayment of the May 2016 Rosen Loan. Pursuant to the May 2016 Rosen Loan Agreement, the May 2016 Rosen Loan bears interest at a rate of 12.5% per annum, compounded annually and payable on the maturity date of May 26, 2017 (the “May 2016 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the May 2016 Rosen Loan are due. The Company entered into an amendment to the May 2016 Rosen Loan extending the May 2016 Rosen Maturity Date to November 26, 2017. As additional consideration for entering in the May 2016 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 1,000,000 shares of the Company’s common stock at a purchase price of $0.40 per share (the “May 2016 Rosen Warrant”). The May 2016 Rosen Warrant contains anti-dilution provisions as further described therein. On September 7, 2017 (the “Conversion Date”), Rosen converted all accrued but unpaid interest on the May 26 Rosen Loan from May 26, 2016 through September 6, 2017 in the amount of $150,128 (the “May 26 Rosen Loan Interest”) into the Company’s August Convertible Note Offering, after which May 26 Rosen Loan Interest was deemed paid in full through the Conversion Date.

On September 8, 2017, the Company entered into a loan agreement (the “September 2017 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $224,000 (the “September 2017 Rosen Note”). The September 2017 Rosen Note is secured by an officer of the Company. As additional consideration for entering in the September 2017 Rosen Note Loan Agreement, the Company issued Rosen a five-year warrant to purchase 25,000 shares of the Company’s common stock at a purchase price of $0.20 per share. On November 13, 2017, in consideration for extending the Promissory Note, Rosen was issued a warrant to purchase 100,000 shares of the Company’s Common Stock exercisable within five (5) years and with an exercise price of $0.20 per share. On February 20, 2018 the company entered into a Forbearance agreement whereas the Company issued Rosen a five-year warrant to purchase 448,000 shares of the Company’s common stock at a purchase price of $0.20 per share. The warrants had a fair value of $65,378 which was recorded to Loss on extinguishment of debt. The new Maturity Date is September 8, 2018.

On November 20, 2017, the Company entered into a loan agreement (the “November 2017 Schiller Loan Agreement”) Schiller, a member of the Board, whereby the Company issued Schiller a promissory note of $25,000 (the “November 2017 Schiller Note”). Pursuant to the November 2017 Schiller Loan Agreement, the November 2017 Schiller Note bears interest at a rate of 15% per annum. During the three months ended March 31, 2018 the Company repaid $25,000 in principal and $637 in interest.

On January 16, 2018, the Company entered into a loan agreement (the “January 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $60,000 (the “January 2018 Rosen Note”). The January 2018 Rosen Note is secured by an officer of the Company whereas upon default an officer of the company owes default shares to the lender equal to the amount of principal outstanding divided by 0.20. Pursuant to the January 2018 Rosen Loan Agreement, the January 2018 Rosen Note bears interest at a rate of 6% per annum and payable on the maturity date of January 31, 2018 (the “January 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the May 2016 Rosen Loan are due. During the three months ended the company have repaid $60,000 in principal and $200 in interest.

On January 16, 2018, the Company entered into a loan agreement (the “January 2018 Gordon Loan Agreement”) with Gordon, whereby the Company issued Gordon a promissory note of $40,000 (the “January 2018 Gordon Note”). The January 2018 Gordon Note is secured by an officer of the Company whereas upon default an officer of the company owes default shares to the lender equal to the amount of principal outstanding divided by 0.20. Pursuant to the January 2018 Gordon Loan Agreement, the January 2018 Gordon Note bears interest at a rate of 6% per annum and payable on the maturity date of January 31, 2018 (the “January 2018 Gordon Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the January 2018 Gordon Loan are due. During the three months ended the company have repaid $40,000 in principal and $105 in interest.

On March 4, 2018, the Company entered into a loan agreement (the “First March 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $10,000 (the “First March 2018 Rosen Note”). As additional consideration for entering in the First March 2018 Rosen Note Loan Agreement, the Company issued Rosen a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the First March 2018 Rosen Loan Agreement, the First March 2018 Rosen Note bears interest at a rate of 12% per annum and payable on the maturity date of March 19, 2018 (the “First March 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the First March 2018 Rosen Loan was due.

On March 9, 2018, the Company entered into a loan agreement (the “Second March 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $15,000 (the “Second March 2018 Rosen Note”). As additional consideration for entering in the Second March 2018 Rosen Note Loan Agreement, the Company issued Rosen a five-year warrant to purchase 15,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the Second March 2018 Rosen Loan Agreement, the Second March 2018 Rosen Note bears interest at a rate of 12% per annum and payable on the maturity date of March 24, 2018 (the “Second March 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Second March 2018 Rosen Loan was due.

On March 13, 2018, the Company entered into a loan agreement (the “Third March 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $10,000 (the “Third March 2018 Rosen Note”). As additional consideration for entering in the Third March 2018 Rosen Note Loan Agreement, the Company issued Rosen a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the Third March 2018 Rosen Loan Agreement, the Third March 2018 Rosen Note bears interest at a rate of 12% per annum and payable on the maturity date of March 28, 2018 (the “Third March 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Third March 2018 Rosen Loan was due.

Line of credit

On May 9, 2017, the Company entered into a Revolving Line of Credit (the “LOC”) with Grawin, LLC, an LLC controlled by Arthur Rosen, a related party. The LOC was established for a period of twelve months in which the Company can borrow principal up to $130,000. The LOC bears interest at a rate of 18%.

As of March 31, 2018, the total outstanding balance of line of credit - related party was $130,000.

Note 8 – Capital Leases Payable

Capital lease obligation consisted of the following:

		March 31, 2018	December 31, 2017

(i)	Capital lease obligation to a financing company for a term of five (5) years, collateralized by equipment, with interest at 10.0% per annum, with principal and interest due and payable in monthly installments of $383.10	$4,732	$4,732

	Less current maturities	(4,732)	(4,732)

	Capital lease obligation, net of current maturities	-	-

	TOTAL CAPITAL LEASE OBLIGATION	$4,732	$4,732

The capital leases mature as follows:

2018:	$4,732	$4,732

Note 9 – Stockholders’ Deficit

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

Common Stock

On January 31, 2018, the Company issued 18,750 shares of its restricted common stock to settle outstanding vendor liabilities of $3,750. In connection with this transaction the Company also recorded a gain on settlement of vendor liabilities of $375.

During the three months ended March 31, 2018, the Company issued 610,000 shares of its restricted common stock to consultants in exchange for services at a fair value of $116,300. These shares were recorded as common stock issued for prepaid services and will be expensed over the life of the consulting contract to share based payments. During the three months ended March 31, 2018 the company recorded $16,764 to share based payments.

Stock Options

The Company applied fair value accounting for all share based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

At March 31, 2018 and 2017, the aggregate intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $215,871 and $22,976, for the three months ended March 31, 2018 and 2017, respectively.

The Company did not issue any new options during the three months ended March 31, 2018.

Warrants

The Company applied fair value accounting for all share based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for warrants granted during the three months ended March 31, 2018 are as follows:

	March 31, 2018	March 31, 2017
Exercise price	$0.20	$0.40-0.20
Expected dividends	0%	0%
Expected volatility	93.69%-100.56%	92.24-92.96%
Risk free interest rate	1.64%-2.69%	1.93-2.03%
Expected life of warrant	4 - 5 years	5 years

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2017	46,193,779	$0.25
Granted	9,328,208	0.20
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding and Exercisable – March 31, 2018	55,521,987	$0.25

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.20	55,021,987	3.89	0.25	55,021,987	0.25

During the three months ended March 31, 2018, a total of 600,000 warrants were issued with promissory notes (See Note 5 above). The warrants have a grant date fair value of $83,236 using a Black-Scholes option-pricing model and the above assumptions.

During the three months ended March 31, 2018, a total of 7,013,708 warrants were issued with convertible notes (See Note 6 above). The warrants have a grant date fair value of $976,689 using a Black-Scholes option-pricing model and the above assumptions.

During the three months ended March 31, 2018, a total of 483,000 warrants were issued with notes payable – related party (See Note 7 above). The warrants have a grant date fair value of $70,291 using a Black-Scholes option-pricing model and the above assumptions.

During the three months ended March 31, 2018, a total of 1,231,500 warrants were issued with convertible notes payable – related party (See Note 7 above). The warrants have a grant date fair value of $149,642 using a Black-Scholes option-pricing model and the above assumptions.

Note 10 – Subsequent Events

Subsequent to March 31, 2018, the Company received gross proceeds of $450,000 of the issuance of convertible notes. In addition, $140,600 of the Company’s vendor liabilities was converted into convertible debentures. As additional consideration for entering in the convertible debentures, the Company issued the investors 4-year warrant to purchase 2,953,000 shares of the Company’s common stock at a purchase price of $0.20 per share.

Subsequent to March 31, 2018, the Company received gross proceeds of $588,500 of the issuance of notes payable. As additional consideration for entering in the debentures, the Company issued the investors 5-year warrant to purchase 1,765,500 shares of the Company’s common stock at a purchase price of $0.20 per share.

Subsequent to March 31, 2018, the Company received gross proceeds from related parties of $34,400 of the issuance of convertible notes. As additional consideration for entering in the convertible debentures, the Company issued the investors 4-year warrant to purchase 172,000 shares of the Company’s common stock at a purchase price of $0.20 per share.

Subsequent to March 31, 2018, the Company received gross proceeds from related parties of $100,000 of the issuance of notes payable. As additional consideration for entering in the convertible debentures, the Company issued the investors 5-year warrant to purchase 300,000 shares of the Company’s common stock at a purchase price of $0.20 per share.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the three months ended March 31, 2018 and 2017, included elsewhere in this report.

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

During the remainder of the second quarter of 2018, Jerrick plans to launch additional revenue lines, including brand subscriptions to access the platform and its community of creators as well as a subscription model for creator upgrade tools. The Company also intends to release further enhancements to the Vocal editor and introduce social features. Further, in the third and fourth quarters of 2018, the Company plans to introduce Software as a Service (SaaS) subscriptions to the Vocal platform. Additional features will include user analytics updates as well as iOS and Android applications.

Results of Operations

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2018 compared to December 31, 2017:

	March 31, 2018	December 31, 2017	Increase / (Decrease)
Current Assets	$243,290	$112,376	$130,914
Current Liabilities	$4,030,121	$4,159,644	$(129,523)
Working Capital Deficit	$(3,786,831)	$(4,047,268)	$260,437

At March 31, 2018, we had a working capital deficit of $3,786,831, as compared to a working capital deficit of $4,047,268 at December 31, 2017, a decrease of $260,437. The decrease is primarily attributable to the increase in prepaid expenses, decrease in notes payable current, decrease in convertible notes current and decrease in line of credit.

These were offset by an increase in accrued dividends, increase in note payable related party and an increase in accounts payable.

Net Cash

Net cash used in operating activities for the three months ended March 31, 2018 and 2017, was $1,124,349 and $922,351 respectively. The net loss for the three months ended March 31, 2018 and 2017 was $2,093,630and $1,489,252, respectively. This change is primarily attributable to the net loss for the current period offset by share-based payments in the amount of $232,635 to employees and consultants for services rendered, the accretion of debt discount and debt issuance costs of $174,888 due to the incentives given with debentures, and a loss on extinguishment of debt of $342,366 for the incentives given to amend or convert debt. These increases were offset by gain on settlement of debt of $13,452, gain on settlement of vendor liabilities of $1,875 and a change in prepaid expenses of $18,802 from consulting contracts entered into during the three months ended March 31, 2018.

Net cash used in investing activities for the three months ended March 31, 2018 and 2017 was $0 and $0, respectively.

Net cash provided by financing activities for the three months ended March 31, 2018 and 2017 was $1,135,404 and $801,820. During the 2018 period, the Company was predominantly financed by issuance of notes and related party notes of $1,130,452 and $400,452, respectively to fund operations. These increases were offset by repayment of notes and related party notes of $148,000 and $125,000, respectively. The Company also paid $97,500 for debt issuance costs during the three months ended March 31, 2018.

Summary of Statements of Operations for the Three Months Ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue	$16,249	$41,842
Operating expenses	$(1,339,826)	$(1,069,853)
Loss from operations	$(1,323,577)	$(1,028,011)
Other expenses	$(770,053)	$(461,241)
Net loss	$(2,093,630)	$(1,489,252)
Loss per common share – basic and diluted	$(0.05)	$(0.04)

Revenue

Revenue was $16,249 for the three months ended March 31, 2018, as compared to $41,842 for the comparable three months ended March 31, 2017, a decrease of $25,593. The decrease in revenue is primarily attributable to the Company’s transitioning its ecommerce business from direct sale of products and Company owned memorabilia, through various web-based distribution channels, toward generating revenue through native advertising, branded marketing, and affiliate sales, resulting from the creation of genre specific, user generated content community websites. As part of that transition, the Company focused its efforts throughout 2018 on the development of its proprietary Vocal software platform to support the scalability of its business model.

Operating Expenses

Operating expenses for the three months ended March 31, 2018 were $1,339,826 as compared to $1,069,853 for the three months ended March 31, 2017. The increase of $269,973 in operating expenses is the result of a $208,501 increase in General and Administrative expenses related to the continued development of the Vocal platform, a $44,206 decrease in consulting and professional fees related to being a publicly traded company and a $60,019 increase in compensation.

Loss from Operations

Loss from operations for the three months ended March 31, 2018 was $1,323,577 as compared to loss of $1,028,011 for the three months ended March 31, 2017. The increase in the loss from operations is primarily attributable to an increase in expenses related to the continued development of the Vocal platform, including the launch of additional content and operating as a publicly traded company and the decrease in sales.

Other Income (Expenses)

Other income (expenses) for the three months ended March 31, 2018 was $(770,053), as compared to $(461,241) for the three months ended March 31, 2017. Other expenses during the three months ended March 31, 2018 was comprised of interest expense of $(268,125) on notes and related party notes, accretion of debt discount and issuance cost of $(174,888) due to the incentives given with debentures and loss on extinguishment of debt of $(342,367) for the incentives given to amend or convert debt. These expenses were offset by the gain on settlement of debt of $13,452 as recorded during the three months ended March 31, 2018. During the three months ended March 31, 2017, other expenses were comprised of interest expense of $(57,387) on notes and related party notes, accretion of debt discount and issuance cost of $(293,180) due to the incentives given with debentures and loss on settlement of vendor liabilities of (110,674).

Net Loss

Net loss attributable to common shareholder for three months ended March 31, 2018, was $2,093,630, or loss per share of $0.05, as compared to a net loss of $1,489,252, or loss per share of $0.04, for the three months ended March 31, 2017.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2018, we have no off-balance sheet arrangements.

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

Adoption of ASU 2017-11

As noted above, in connection with the securities purchase agreement and debt transactions during the year ended December 31, 2017, the Company issued warrants and convertible notes, to purchase common stock with an exercise price of $0.20 and a five-year term. Upon issuance of the warrants and convertible notes, the Company evaluated the note agreement to determine if the agreement contained any embedded components that would qualify the agreement as a derivative. The Company identified certain put features embedded in the warrants and convertible notes that potentially could result in a net cash settlement in the event of a fundamental transaction, requiring the Company to classify the warrants and convertible notes as a derivative liability. The Company changed its method of accounting for the convertible notes and warrants through the early adoption of ASU 2017-11 during the three months ended December 31, 2017 on a retrospective basis. Accordingly, the Company recorded the warrant derivative and conversion option derivative liabilities to additional paid in capital upon issuance.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on May 17, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as disclosed in the financial notes above, there were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2018 that were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on January 2, 2018)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on April 2, 2018)

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on January 2, 2018)

10.2	Form of Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on January 2, 2018)

10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on February 13, 2018)

10.4	Form of Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on February 13, 2018)

10.5	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on April 2, 2018)

10.6	Form of Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on April 2, 2018)

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERRICK MEDIA HOLDINGS, INC.

Date: June 18, 2018	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

