Form 10-Q
period 2018-06-30
Jerrick Media Holdings, Inc.
filed 2018-08-20
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-33383

JERRICK MEDIA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0645394
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2050 Center Avenue Suite 640

Fort Lee, New Jersey 07024

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

As of August 20, 2018, there were 40,524,432 shares outstanding of the registrant’s common stock.

Jerrick Media Holdings, Inc.

June 30, 2018 and 2017

Jerrick Media Holdings, Inc.

Condensed Consolidated Balance Sheet

(Unaudited)

	June 30, 2018	December 31, 2017
		(revised)
Assets

Current Assets
Cash	$22,422	$111,051
Prepaid expenses	86,274	-
Accounts receivable	9,170	1,325
Total Current Assets	117,866	112,376

Property and equipment, net	52,063	48,056

Security deposit	16,836	17,000

Total Assets	$186,765	$177,432

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$2,094,658	$1,462,106
Demand loan	60,366	10,366
Current portion of Convertible Notes - related party, net of debt discount	30,916	-
Current portion of Convertible Notes, net of debt discount	59,500	96,500
Current portion of capital lease payable	4,732	4,732
Note payable - related party, net of debt discount	1,305,907	1,249,000
Note payable, net of debt discount and issuance costs	791,467	689,500
Line of credit - related party	130,000	130,000
Line of credit	-	44,996
Current portion of deferred rent	1,800	-

Total Current Liabilities	4,479,346	3,687,200

Non-current Liabilities:
Deferred rent	7,757	-
Convertible Notes - related party, net of debt discount	1,571,792	1,345,246
Convertible Notes, net of debt discount and issuance costs	4,042,808	2,512,293

Total Non-current Liabilities	5,622,357	3,857,539

Total Liabilities	10,101,703	7,544,739

Commitments and contingencies

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value, 31,581 and 31,581 shares issued and outstanding, respectively	31	31
Series B Preferred stock, $0.001 par value, 8,063 and 8,063 shares issued and outstanding, respectively	8	8
Series D Preferred stock, $0.001 par value, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock par value $0.001: 300,000,000 shares authorized; 40,524,432 and 39,520,682 issued and outstanding as of June 30, 2018 and December 31,2017 respectively	40,525	39,521
Additional paid in capital	16,343,480	14,387,247
Accumulated deficit	(26,279,975)	(21,775,107)
Less: Treasury stock, 220,000 and 220,000 shares, respectively	(19,007)	(19,007)
	(9,914,938)	(7,367,307)

Total Liabilities and Stockholders’ Deficit	$186,765	$177,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jerrick Media Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
		(revised)		(revised)
Net revenue	$24,023	$52,259	$40,272	$94,101

Operating expenses
Compensation	451,041	709,298	1,102,829	1,255,408
Consulting fees	350,804	37,565	446,603	177,570
General and administrative	787,881	253,015	1,380,120	636,753

Total operating expenses	1,589,726	999,878	2,929,552	2,069,731

Loss from operations	(1,565,703)	(947,619)	(2,889,280)	(1,975,630)

Other income (expenses)
Interest expense	(341,071)	(87,318)	(609,196)	(144,705)
Accretion of debt discount and issuance cost	(415,045)	(431,720)	(589,933)	(724,900)
Settlement of vendor liabilities	-	-	1,875	(110,674)
Loss on extinguishment of debt	(89,419)	-	(431,786)	-
Gain on settlement of debt	-	-	13,452	-

Other income (expenses), net	(845,535)	(519,038)	(1,615,588)	(980,279)

Loss before income tax provision	(2,411,238)	(1,466,657)	(4,504,868)	(2,955,909)

Income tax provision	-	-	-	-

Net loss	$(2,411,238)	$(1,466,657)	$(4,504,868)	$(2,955,909)

Deemed dividend	65,823	67,888	129,858	131,867

Net loss attributable to common shareholders	(2,477,061)	(1,534,545)	(4,634,726)	(3,087,776)

Per-share data
Basic and diluted loss per share	$(0.06)	$(0.04)	$(0.12)	$(0.08)

Weighted average number of common shares outstanding	40,524,432	38,014,509	40,230,654	37,247,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jerrick Media Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2017
		(revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,504,868)	$(2,955,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,439	18,704
Accretion of debt discount and issuance cost	589,933	128,900
Share-based compensation	285,821	596,000
Loss on settlement of vendor liabilities	(1,875)	627,619
Gain on settlement of debt	(13,452)	110,674
Loss on extinguishment of debt	431,786	-
Changes in operating assets and liabilities:
Prepaid expenses	(18,864)	10,000
Inventory
Accounts receivable	(7,845)	-
Security deposit	164	-
Accounts payable and accrued expenses	900,595	77,642
Deferred rent	707	-
Net Cash Used In Operating Activities	(2,316,459)	(1,386,370)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(16,446)	-
Net Cash Used In Investing Activities	(16,446)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of notes	658,500	1,041,585
Repayment of notes	(85,675)	-
Proceeds from issuance of demand loan	50,000	-
Proceeds from issuance of convertible note	1,525,154	71,500
Repayment of convertible notes	(76,798)	-
Proceeds from issuance of convertible notes - related party	299,852	50,000
Proceeds from issuance of note payable - related party	245,000	185,000
Repayment of note payable - related party	(160,000)	(120,000)
Proceeds from issuance of line of credit - related party	-	130,000
Repayment of line of credit	(44,996)	(41,706)
Cash paid for debt issuance costs	(166,761)	(99,226)
Net Cash Provided By Financing Activities	2,244,276	1,217,153

Net Change in Cash	(88,629)	(169,217)

Cash - Beginning of Year	111,051	174,494

Cash - End of Year	$22,422	$5,277

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$64,892	$3,534

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of vendor liabilities	$3,750	$353,732
Beneficial conversion feature on convertible notes	$38,413	$-
Deemed dividends	$127,795	$131,867
Warrants issued with debt	$1,085,221	$620,714
Issuance of common stock for prepaid services	$116,300	$-
Conversion of note payable and interest into convertible notes	$341,442	$-
Warrants issued with amendment to notes payable	$135,596	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jerrick Media Holdings, Inc.

June 30, 2018 and 2017

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

Principles of consolidation

The Company consolidates all majority-owned subsidiaries, if any, in which the parent’s power to control exists.

As of June 30, 2018, the Company’s consolidated subsidiaries and/or entities are as follows:

Name of combined affiliate	State or other jurisdiction of incorporation or organization	Company interest

Jerrick Ventures LLC	The State of Delaware	100%
Jerrick Australia Pty Ltd	Australia	100%

All inter-company balances and transactions have been eliminated.

Jerrick Australia Pty Ltd does not have any operations.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Computer equipment and software	3
Furniture and fixture	5
Leasehold improvement	5

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

Revenue Recognition

The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective method which would require a cumulative effect adjustment for initially applying the new revenue standard as an adjustment to the opening balance of retained earnings and the comparative information would not require to be restated and continue to be reported under the accounting standards in effect for those periods.

Based on the Company’s analysis the Company did not identify a cumulative effect adjustment for initially applying the new revenue standards. During the six months ended June 30, 2018 the Company recorded revenue from the following sources: products at auction, sponsored content and affiliate sites.

The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

1)	Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)	Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

3)	Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company's contracts as of June 30, 2018 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

4)	Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. For example, a bonus or penalty may be associated with one or more, but not all, distinct services promised in a series of distinct services that forms part of a single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

Product revenue

Revenue from multiple-element arrangements is allocated among separate elements based on their estimated sales prices, provided the elements have value on a stand-alone basis.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the six months ended June 30, 2018 and 2017 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Series A Preferred stock	23,135,935	21,654,614
Series B Preferred stock	4,697,906	4,431,987
Options	17,649,990	17,549,990
Warrants	62,016,795	22,805,981
Convertible notes - related party	10,027,507	250,000
Convertible notes	28,015,838	2,929,127
Totals	145,543,971	69,621,699

Reclassifications

Interest expense has been allocated to accretion of debt discount and issuance cost to conform to current period presentation.

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

Tabular summaries of the revisions and the corresponding effects on the statement of earnings for the six months ended June 30, 2017 are presented below:

Consolidated Statement of Operations Six Months Ended June 30, 2017
	Previously Reported	Revisions	Revised Reported
Accretion of debt discount and issuance cost	$(951,484)	$226,584	$(724,900)

Derivative expense	(254,470)	254,470	-

Change in fair value of derivative liabilities	584,011	(584,011)	-

Net loss	$(2,852,952)	$102,957	$(2,955,909)

Net loss per ordinary share:
Basic and diluted loss per share	$(0.08)	$(0.00)	$(0.08)

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

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit at June 30, 2018, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	June 30, 2018	December 31, 2017
Computer Equipment	$234,315	$234,315
Furniture and Fixtures	61,803	61,803
Leasehold Improvements	25,445	-
	321,563	296,118
Less: Accumulated Depreciation	(269,500)	(248,062)
	$52,063	$48,056

Depreciation expense was $10,423 and $9,404 for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense was $21,440 and $18,704 for the six months ended June 30, 2018 and 2017, respectively.

Note 5 – Line of Credit

Line of credit as of June 30, 2018 and December 31, 2017 is as follows:

	Outstanding Balances as of
	June 30, 2018	December 31, 2017
Revolving Note	-	44,996
	$-	$44,996

On March 19, 2009, Astoria Surgical Supplies North LLC signed a revolving note (the “Revolving Note”) at PNC Bank (the “Bank”). The outstanding balance of this Revolving Note is limited to $200,000 and expired March 19, 2010. The outstanding balance accrues interest at a variable rate. The interest rate is subject to change based on changes in an independent index which is the highest Prime Rate as published in the “Money Rates” section of the Wall Street Journal. The Company had been in payment default since March 19, 2010; however, on May 3, 2017, the Company agreed to pay back the line of credit by December 1, 2017. On March 23, 2018 the Company sent the final payment for the Revolving note and the Revolving Note was fully satisfied.

The balance outstanding on the Revolving Note at June 30, 2018 and December 31, 2017 was $0 and $44,996, respectively.

Note 6 – Notes Payable

Notes payable as of June 30, 2018 and December 31, 2017 is as follows:

	Outstanding Principal as of				Warrants
	June 30, 2018	December 31, 2017	Interest Rate	Maturity Date	Quantity	Exercise Price
The February 2017 Offering	$364,325	$400,000	12%	September 1, 2017	2,450,000	$0.20
The June 2017 Loan Agreement	-	50,000	12%	September 1, 2017	35,000	0.20
The First November 2017 Loan Agreement	-	100,000	15%	January 12, 2018	-	-
The Second November 2017 Loan Agreement	-	50,000	15%	January 13, 2018	-	-
The Third November 2017 Loan Agreement	-	100,000	15%	January 13, 2018	-	-
May 2018 Offering	608,500	-	13%	March 2019	1,825,500	-
	972,825	700,000
Less: Debt Discount	(180,950)	(10,500)
Less: Debt Issuance Costs	(408)	-
	$791,467	$689,500

Private Placement Offerings:

The February 2017 Offering

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

Pursuant to the Subscription Agreements, the February 2017 Offering Notes matured on September 1, 2017 (the “February 2017 Offering Maturity Date”). Prior to the February 2017 Offering Maturity Date, investors representing $575,511 in principal value converted their February 2017 Offering Notes into two year, 15% secured convertible promissory notes offered by the Company (the “August 2017 Convertible Note Offering”). The remaining investors representing an aggregate $400,000 in principal of the February 2017 Offering Notes agreed to forbear their right to declare an event of default until December 15, 2017 during which time they retain the right to convert their principal and any accrued but unpaid interest into the August 2017 Convertible Note Offering. In consideration of the forbearance for which the investors will receive a warrant to purchase up to fifteen percent (15%) of the shares of common stock underlying the warrant acquired with the purchase of the February 2017 Offering Notes at a purchase price of $0.20 per share, and the interest on their note would be increased to eighteen percent (18%) from September 1, 2017 through December 15, 2017 or the conversion date, whichever is sooner. During the six months ended June 30, 2018 the Company has repaid $26,500 in principal and $26,375 in interest.

The June 2017 Loan Agreement

On June 12, 2017, the Company entered into a loan agreement (the “June 2017 Loan Agreement”) with an individual (the “June 2017 Lender”), the June 2017 Lender issued the Company a promissory note of $50,000 (the “June 2017 Note”). Pursuant to the June 2017 Loan Agreement, the June 2017 Note bears interest at a rate of 10% per annum. As additional consideration for entering in the June 2017 Loan Agreement, the Company issued the June 2017 Lender a five-year warrant to purchase 35,000 shares of the Company’s common stock with an exercise price of $0.20 per share. The maturity date of the June 2017 Note was September 1, 2017 (the “June 2017 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the June 2017 Note were due. During the six months ended June 30, 2018 the Company has repaid $50,000 in principal and the debtor has forgiven the interest of $4,424 this was recorded as a gain on forgiveness of debt.

The First November 2017 Loan Agreement

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

The Second November 2017 Loan Agreement

On November 29, 2017, the Company entered into a loan agreement (the “Second November 2017 Loan Agreement”) with an individual (the “Second November 2017 Lender”), the Second November 2017 Lender issued the Company a promissory note of $50,000 (the “Second November 2017 Note”). Pursuant to the Second November 2017 Loan Agreement, the Second November 2017 Note has interest of fifteen percent (15%), (i) five percent (5%) (i.e. $2,500) shall be payable in cash or convertible into shares of the Company’s restricted common stock at a rate of $0.20 per share, at the option of the Lender, at the Maturity Date; (ii) ten percent (10%) (i.e. $5,000) shall be paid in the form of the Company’s restricted common stock at a rate of $0.20 per share (equivalent to 25,000 shares of the Company’s common stock ). The maturity date of the Second November 2017 Note was January 13, 2018 (the “Second November 2017 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Second November 2017 Note are due. On January 12, 2018, the Second November 2017 Note and accrued but unpaid interest was converted into the Company’s August 2017 Convertible Note Offering.

The Third November 2017 Loan Agreement

On November 29, 2017, the Company entered into a loan agreement (the “Third November 2017 Loan Agreement”) with an individual (the “Third November 2017 Lender”), the Third November 2017 Lender issued the Company a promissory note of $100,000 (the “Third November 2017 Note”). Pursuant to the Third November 2017 Loan Agreement, the Third November 2017 Note has interest of fifteen percent (15%), (i) five percent (5%) (i.e. $5,000) shall be payable in cash or convertible into shares of the Company’s restricted common stock at a rate of $0.20 per share, at the option of the Lender, at the Maturity Date; (ii) ten percent (10%) (i.e. $10,000) shall be paid in the form of the Company’s restricted common stock at a rate of $0.20 per share (equivalent to 50,000 shares of the Company’s common stock). The maturity date of the Third November 2017 Note was January 13, 2018 (the “Third November 2017 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Third November 2017 Note are due. On January 12, 2018, the Third November 2017 Note and accrued but unpaid interest was converted into the Company’s August 2017 Convertible Note Offering.

 On March 14, 2018, the Company entered into a loan agreement (the “March 2018 Loan Agreement”) with an individual (the “March 2018 Lender”), the March 2018 Lender issued the Company a promissory note of $50,000 (the “March 2018 Note”). Pursuant to the March 2018 Loan Agreement, the March 2018 Note bears interest at a rate of 12% per annum. As additional consideration for entering in the March 2018 Loan Agreement, the Company issued the March 2018 Lender a five-year warrant to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.20 per share. The maturity date of the March 2018 Note was March 29, 2018 (the “March 2018 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the March 2018 Note were due. On March 29, 2018, the March 2018 Note and accrued but unpaid interest was converted into the Company’s March 2018 Convertible Note Offering.

The May 2018 Offering

During the months of May and June 2018, the Company conducted multiple closings with accredited investors (the “May 2018 Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $658,500.

The May 2018 Offering consisted of a maximum of $1,200,000 of units of the Company’s securities (each, a “Unit” and collectively, the “Units”), with each Unit consisting of (i) a 13% promissory note (each, a “ May 2018 Offering Note” and, together, the “May 2018 Offering Notes”), and (ii) a four-year warrant (“May 2018 Offering Warrant”) to purchase the number of shares of the Company’s common stock equal to three times the principal amount in dollars invested by such investor in each May 2018 Offering Note (the “May 2018 Warrant Shares”) at an exercise price of $0.20 per share (the “May Offering Warrant Exercise Price”), subject to adjustment upon the terms thereof. The May 2018 Offering Notes mature on the nine-month anniversary of their issuance dates.

The Company recorded a $215,032 debt discount relating to 1,825,500 May 2018 Offering Warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

The May Offering Warrant Exercise Price of the May 2018 Offering Warrants are subject to adjustment for issuances of the Company’s common stock or any equity linked instruments or securities convertible into the Company’s common stock at a purchase price of less than the prevailing May 2018 Offering Warrant Exercise Price. Such adjustment shall result in the May 2018 Offering Warrant Exercise Price being reduced to such lower purchase price, subject to carve-outs as described therein.

Note 7 – Convertible Note Payable

Convertible notes payable as of June 30, 2018 and December 31, 2017 is as follows:

	Outstanding Principal as of						Warrants
	June 30, 2018	December 31, 2017	Interest Rate	Conversion Price		Maturity Date	Quantity	Exercise Price
The November 2016 Convertible Note Offering	$25,000	$25,000	10%	0.30		November 1, 2017	400,000	$0.30
The June 2017 Convertible Note Offering	-	71,500	12%	Not Applicable		September 1, 2017	114,700	0.20
The August 2017 Convertible Note Offering	2,943,884	2,943,884	15%	0.20	(*)	August – November 2019	14,716,419	0.20
The First December 2017 Note	100,000	100,000	15%	0.20	(*)	December 21, 2019	500,000	0.20
The February 2018 Convertible Note Offering	1,015,674	-	15%	0.20	(*)	January – February 2020	5,078,375	0.20
The January 2018 Note	68,761	-		0.20	(*)	January 12, 2020	343,806	0.20
The February 2018 Note	35,452	-	18%	0.20	(*)	February 8, 2020	81,500	0.20
The March 2018 Convertible Note Offering	961,367	-	14%	0.20	(*)	March – April 2020	4,806,833	0.20
	5,150,138	3,140,384
Less: Debt Discount	(828,627)	(452,022)
Less: Debt Issuance Costs	(219,204)	(79,569)
	4,102,307	2,608,793
Less: Current Debt	(59,499)	(96,500)
Total Long-Term Debt	$4,042,808	$2,512,293

(*) As subject to adjustment as further outlined in the notes

The November 2016 Convertible Note Offering

During the months of November and December 2016, the Company issued convertible notes to third party lenders totaling $400,000 (the “November 2016 Convertible Note Offering”). These notes accrue interest at a rate of 10% per annum and mature with interest and principal both due between November 1, 2017 through December 29, 2017. The notes and accrued interest are convertible at a conversion price as defined therein. In addition, in connection with the notes the Company issued five-year warrants to purchase an aggregate of 400,000 shares of Company common stock at a purchase price of $0.30 per share. The investors converted $375,000 of principal and $30,719 of interest into the August 2017 Convertible Note Offering.

The June 2017 Convertible Note Offering

During the month of June 2017 the Company issued convertible notes to third party lenders totaling $71,500. The notes accrue interest at 12% per annum and mature with interest and principal both due on September 1, 2017. The notes and accrued interest may be converted into a subsequent offering at a 15% discount to the offering price are convertible at a conversion price as defined therein. In addition, the Company issued warrants to purchase 67,550 shares of Company common stock. The warrants entitle the holders to purchase the Company’s common stock at a purchase price of $0.20 per share for a period of five years from the issue date. As of December 31, 2017, the Company was currently in default on $71,500 in principal due on the notes.  On February 8, 2018, the Company repurchased these notes and is no longer in default.

The August 2017 Convertible Note Offering

From August through November of 2017, the Company conducted multiple closings of a private placement offering to accredited investors (the “August 2017 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $1,585,000. In addition, $1,217,177 of the Company’s short-term debt along with accrued but unpaid interest of $40,146 was converted into the August 2017 Convertible Note Offering. The conversions resulted in the issuance of 6,791,419 warrants with a fair value of $583,681 and an original issue discount of $101,561. These were recorded as a loss on extinguishment of debt.

The August 2017 Convertible Note Offering consisted of a maximum of $6,000,000 of units of the Company’s securities (each, a “Unit” and collectively, the “Units”), with each Unit consisting of (a) a 15% Convertible Secured Promissory Note (each a “August 2017 Offering Note” and together the “August 2017 Offering Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“August 2017 Offering Conversion Shares”) at a conversion price of $0.20 per share (the “August 2017 Note Conversion Price”), and (b) a five-year warrant (each a “August 2017 Offering Warrant and together the “August 2017 Offering Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the August 2017 Offering Notes can be converted into (“August 2017 Offering Warrant Shares”) at an exercise price of $0.20 per share (“August 2017 Offering Warrant Exercise Price”). The August 2017 Offering Notes mature on the second (2nd) anniversary of their issuance dates.

The August 2017 Note Conversion Price and the August 2017 Offering Warrant Exercise Price are subject to adjustment for issuances of the Company’s common stock or any equity linked instruments or securities convertible into the Company’s common stock at a purchase price of less than the prevailing August 2017 Note Conversion Price or August 2017 Offering Warrant Exercise Price. Such adjustment shall result in the August 2017 Note Conversion Price and August 2017 Offering Warrant Exercise Price being reduced to such lower purchase price, subject to carve-outs as described therein.

The Company recorded a $472,675 debt discount relating to 7,925,000 August 2017 Offering Warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

In connection with the August 2017 Convertible Note Offering, the Company paid a placement agent a cash fee of $90,508 to for services rendered in connection therewith on a “best-efforts” basis, which was recorded as issuance cost and is being accreted over the life of the note to accretion of debt discount and issuance cost.

The First December 2017 Note

On December 27, 2017, the Company issued a convertible note to a third-party lender totaling $100,000 (the “First December 2017 Note”). The First December 2017 Note accrues interest at 15% per annum and matures with interest and principal both due on December 27, 2019. In addition, the Company issued a warrant to purchase 500,000 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $0.20 per share for a period of five years from the issue date. The Company recorded a $35,525 debt discount relating to the warrants issued to the investor based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note The First December 2017 Note and accrued interest is convertible at a conversion price of $0.20 per share, subject to adjustment. The First December 2017 Note is secured by a second priority lien on the assets of the Company.

The February 2018 Convertible Note Offering

During the six months ended June 30, 2018, the Company conducted multiple closings of a private placement offering to accredited investors (the “February 2018 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $725,000. In addition, $250,000 of the Company’s short-term debt along with accrued but unpaid interest of $40,675 was converted into the February 2018 Offering. The conversions resulted in the issuance of 1,453,375 warrants with a fair value of $181,139. These were recorded as a loss on extinguishment of debt.

The February 2018 Convertible Note Offering consisted of a maximum of $750,000 of units of the Company’s securities (each, a “Unit” and collectively, the “Units”), with each Unit consisting of (a) a 15% Convertible Secured Promissory Note (each a “February 2018 Convertible Note” and together the “February 2018 Convertible Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“February 2018 Conversion Shares”) at a conversion price of $0.20 per share (the “February 2018 Note Conversion Price”), and (b) a five-year warrant (each a “February 2018 Offering Warrant and together the “February 2018 Offering Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the February 2018 Convertible Notes can be converted into (“February 2018 Warrant Shares”) at an exercise price of $0.20 per share (“February 2018 Warrant Exercise Price”). The February 2018 Offering Notes mature on the second (2nd) anniversary of their issuance dates. The February 2018 Offering Notes are secured by a second priority security interest in the Company’s assets up to $1,000,000.

The February 2018 Note Conversion Price and the February 2018 Offering Warrant Exercise Price are subject to adjustment for issuances of the Company’s common stock or any equity linked instruments or securities convertible into the Company’s common stock at a purchase price of less than the prevailing Conversion Price or Exercise Price. Such adjustment shall result in the Conversion Price and Exercise Price being reduced to such lower purchase price, subject to carve-outs as described therein.

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

The Company recorded a $316,875 debt discount relating to 3,625,000 February 2018 Offering Warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

In connection with the February 2018 Convertible Note Offering, the Company retained a placement agent (the “Placement Agent”), to carry out the Offering on a “best-efforts” basis. For services in its capacity as Placement Agent, the Company has paid the Placement Agent a cash fee of $94,250 and issued to the Placement Agent shares of the Company’s common stock equal to ten percent (13%) of the Conversion Shares underlying the February 2018 Convertible Notes or 362,500 shares that had a fair value of $74,881, which was recorded as issuance cost and is being accreted over the life of the note to accretion of debt discount and issuance cost.

The January 2018 Note

On January 12, 2018, the Company issued a convertible note to a third-party lender totaling $68,761 to settle an outstanding vendor liabilities (the “January 2018 Note”). The January 2018 Note accrues interest at 15% per annum and matures with interest and principal both due on January 12, 2020. The conversions resulted in the issuance of 343,806 warrants with a fair value of $42,850. These were recorded as a loss on extinguishment of debt. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $0.20 per share for a period of five years from the issue date. The January 2018 Note and accrued interest is convertible at a conversion price of $0.20 per share, subject to adjustment. The January 2018 Note is secured by a second priority lien on the assets of the Company.

The February 2018 Note

On February 8, 2018, the Company issued a convertible note to a third-party lender totaling $40,750 (the “February 2018 Note”). The February 2018 Note accrues interest at 18% per annum and matures with interest and principal both due on February 8, 2020. In addition, the Company issued a warrant to purchase 81,500 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $0.20 per share for a period of five years from the issue date. The Company recorded a $7,963 debt discount relating to the warrants issued to the investor based on the relative fair value of each equity instrument on the dates of issuance and an original issue discount of $5,298. The debt discount is being accreted over the life of the note. The February 2018 Note and accrued interest is convertible at a conversion price of $0.20 per share, subject to adjustment. The February 2018 Note is secured by a second priority lien on the assets of the Company. During the six months ended the company has repaid $5,298 in principal.

The March 2018 Convertible Note Offering

During the six months ended June 30, 2018, the Company conducted multiple closings of a private placement offering to accredited investors (the “March 2018 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $770,000. In addition, $50,000 of the Company’s short-term debt, $767 accrued but unpaid interest and $140,600 of the Company’s vendor liabilities was converted into the March 2018 Convertible Note Offering. The conversions resulted in the issuance of 956,833 warrants with a fair value of $84,087. These were recorded as a loss on extinguishment of debt.

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

The Company recorded a $254,788 debt discount relating to 4,806,833 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

Note 8 – Related Party Loans

Convertible notes

Convertible notes payable – related party as of June 30, 2018 and December 31, 2017 is as follows:

	Outstanding Principal as of				Warrants
	June 30, 2018	December 31, 2017	Interest Rate	Maturity Date	Quantity	Exercise Price
The August 2017 Convertible Note Offering	$1,416,026	$1,416,026	15%	August – October 2019	4,589,466	$0.20
The Second December 2017 Note	100,000	100,000	15%	December 21, 2019	500,000	0.20
The February 2018 Convertible Note Offering	25,000	-	15%	January – February 2020	125,000	0.20
The Second February 2018 Note	35,452	-	20%	September 30, 2018	81,500	0.20
The March 2018 Convertible Note Offering	239,400	-	14%	March 2020	1,197,000	0.20
	1,815,878	1,516,026
Less: Debt Discount	(208,525)	(170,780)
Less: Debt Issuance Costs	(4,645)	-
	1,602,708	1,345,246
Less: Current Debt	(30,916)	-
Total Long-Term Debt	$1,571,792	$1,345,246

The August 2017 Convertible Note Offering

During the year ended December 31, 2017, the Company conducted multiple closings of a private placement offering to accredited investors (the “The August 2017 Convertible Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $505,000. In addition, $645,000 of the Company’s short-term debt along with accrued but unpaid interest of $206,026 was converted into the August 2017 Convertible Offering. The conversions resulted in the issuance of 4,555,129 warrants with a fair value of $440,157 and the increase of principal of $60,000. These resulted in a loss on extinguishment of debt of $500,157.

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

The Second December 2017 Note

On December 21, 2017, the Company issued a convertible note to a third-party lender totaling $100,000 (the “Second December 2017 Note”). The Second December 2017 Note accrues interest at 15% per annum and matures with interest and principal both due on December 27, 2019. In addition, the Company issued a warrant to purchase 500,000 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $0.20 per share for a period of five years from the issue date. The Company recorded a $36,722 debt discount relating to the warrants issued to the investor based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note The Second December 2017 Note and accrued interest is convertible at a conversion price of $0.20 per share, subject to adjustment. The Second December 2017 Note is secured as a second priority lien on the assets of the Company.

The February 2018 Convertible Note Offering

During the six months ended June 30, 2018, the Company conducted multiple closings of a private placement offering to accredited investors (the “February 2018 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $25,000.

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

The Second February 2018 Note

On February 8, 2018, the Company issued a convertible note to a third-party lender totaling $40,750 (the “Second February 2018 Note”). The Second February 2018 Note accrues interest at 18% per annum and matures with interest and principal both due on September 30, 2018. In addition, the Company issued a warrant to purchase 81,500 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $0.20 per share for a period of five years from the issue date. The Company recorded a $7,963 debt discount relating to the warrants issued to the investor based on the relative fair value of each equity instrument on the dates of issuance and an original issue discount of $5,298. The debt discount is being accreted over the life of the note The Second February 2018 Note and accrued interest is convertible at a conversion price of $0.20 per share, subject to adjustment. The Second February 2018 Note is secured as a second priority lien on the assets of the Company. During the six months ended the company has repaid $5,298 in principal.

The March 2018 Convertible Note Offering

During the six months ended June 30, 2018, the Company conducted multiple closings of a private placement offering to accredited investors (the “March 2018 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $239,400.

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

The Company recorded a $84,854 debt discount relating to 1,197,000 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

Notes payable

Notes payable – related party as of June 30, 2018 and December 31, 2017 is as follows:

	Outstanding Principal as of				Warrants
	June 30, 2018	December 31, 2017	Interest Rate	Maturity Date	Quantity	Exercise Price
The May 2016 Rosen Loan Agreement	$1,000,000	$1,000,000	13%	November 26, 2017	1,000,000	$0.40
The September 2017 Rosen Loan Agreement	224,000	224,000	18%	September 24, 2017	125,000	0.20
The November 2017 Schiller Loan Agreement	-	25,000	15%	December 31, 2017	-	-
The May 2018 Schiller Loan Agreement	100,000	-	13%	February 2, 2019	300,000	0.20
The June 2018 Frommer Loan Agreement	10,000	-	6%	August 17, 2018	30,000	0.20
	1,334,000	1,249,000
Less: Current Debt	(28,093)	-
	$1,305,907	$1,249,000

The May 2016 Rosen Loan Agreement

On May 26, 2016, the Company entered into a loan agreement (the “May 2016 Rosen Loan Agreement”) with Arthur Rosen, an individual (“Rosen”), pursuant to which on May 26, 2016 (the “Closing Date”), Rosen provided the Company a secured term loan of $1,000,000 (the “May 2016 Rosen Loan”). In connection with the May 2016 Rosen Loan Agreement, on May 26, 2016, the Company and Rosen entered into a security agreement (the “Rosen Security Agreement”), pursuant to which the Company granted to Rosen a senior security interest in substantially all of the Company’s assets as security for repayment of the May 2016 Rosen Loan. Pursuant to the May 2016 Rosen Loan Agreement, the May 2016 Rosen Loan bears interest at a rate of 12.5% per annum, compounded annually and payable on the maturity date of May 26, 2017 (the “May 2016 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the May 2016 Rosen Loan are due. The Company entered into an amendment to the May 2016 Rosen Loan extending the May 2016 Rosen Maturity Date to November 26, 2017. As additional consideration for entering in the May 2016 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 1,000,000 shares of the Company’s common stock at a purchase price of $0.40 per share (the “May 2016 Rosen Warrant”). The May 2016 Rosen Warrant contains anti-dilution provisions as further described therein. On September 7, 2017 (the “Conversion Date”), Rosen converted all accrued but unpaid interest on the May 2016 Rosen Loan from May 26, 2016 through September 6, 2017 in the amount of $150,128 (the “May 2016 Rosen Loan Interest”) into the Company’s August Convertible Note Offering, after which May 2016 Rosen Loan Interest was deemed paid in full through the Conversion Date.

The September 2017 Rosen Loan Agreement

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

The November 2017 Schiller Loan Agreement

On November 20, 2017, the Company entered into a loan agreement (the “November 2017 Schiller Loan Agreement”) Schiller, a member of the Board, whereby the Company issued Schiller a promissory note of $25,000 (the “November 2017 Schiller Note”). Pursuant to the November 2017 Schiller Loan Agreement, the November 2017 Schiller Note bears interest at a rate of 15% per annum. During the six months ended June 30, 2018 the Company repaid $25,000 in principal and $637 in interest.

The January 2018 Rosen Loan Agreement

On January 16, 2018, the Company entered into a loan agreement (the “January 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $60,000 (the “January 2018 Rosen Note”). The January 2018 Rosen Note is secured by an officer of the Company whereas upon default an officer of the company owes default shares to the lender equal to the amount of principal outstanding divided by 0.20. Pursuant to the January 2018 Rosen Loan Agreement, the January 2018 Rosen Note bears interest at a rate of 6% per annum and payable on the maturity date of January 31, 2018 (the “January 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the May 2016 Rosen Loan are due. During the six months ended the company has repaid $60,000 in principal and $200 in interest.

The January 2018 Gordon Loan Agreement

On January 16, 2018, the Company entered into a loan agreement (the “January 2018 Gordon Loan Agreement”) with Gordon, whereby the Company issued Gordon a promissory note of $40,000 (the “January 2018 Gordon Note”). The January 2018 Gordon Note is secured by an officer of the Company whereas upon default an officer of the company owes default shares to the lender equal to the amount of principal outstanding divided by 0.20. Pursuant to the January 2018 Gordon Loan Agreement, the January 2018 Gordon Note bears interest at a rate of 6% per annum and payable on the maturity date of January 31, 2018 (the “January 2018 Gordon Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the January 2018 Gordon Loan are due. During the six months ended the company have repaid $40,000 in principal and $105 in interest.

The First March 2018 Rosen Loan Agreement

On March 4, 2018, the Company entered into a loan agreement (the “First March 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $10,000 (the “First March 2018 Rosen Note”). As additional consideration for entering in the First March 2018 Rosen Note Loan Agreement, the Company issued Rosen a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the First March 2018 Rosen Loan Agreement, the First March 2018 Rosen Note bears interest at a rate of 12% per annum and payable on the maturity date of March 19, 2018 (the “First March 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the First March 2018 Rosen Loan was due. During the six months ended the company have repaid $10,000 in principal and $260 in interest.

The Second March 2018 Rosen Loan Agreement

On March 9, 2018, the Company entered into a loan agreement (the “Second March 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $15,000 (the “Second March 2018 Rosen Note”). As additional consideration for entering in the Second March 2018 Rosen Note Loan Agreement, the Company issued Rosen a five-year warrant to purchase 15,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the Second March 2018 Rosen Loan Agreement, the Second March 2018 Rosen Note bears interest at a rate of 12% per annum and payable on the maturity date of March 24, 2018 (the “Second March 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Second March 2018 Rosen Loan was due. During the six months ended the company have repaid $15,000 in principal and $365 in interest.

The Third March 2018 Rosen Loan Agreement

On March 13, 2018, the Company entered into a loan agreement (the “Third March 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $10,000 (the “Third March 2018 Rosen Note”). As additional consideration for entering in the Third March 2018 Rosen Note Loan Agreement, the Company issued Rosen a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the Third March 2018 Rosen Loan Agreement, the Third March 2018 Rosen Note bears interest at a rate of 12% per annum and payable on the maturity date of March 28, 2018 (the “Third March 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Third March 2018 Rosen Loan was due. During the six months ended the company have repaid $10,000 in principal and $230 in interest.

The May 2018 Schiller Loan Agreement

On May 2, 2018, the Company entered into a loan agreement (the “May 2018 Schiller Loan Agreement”) Schiller, a member of the Board, whereby the Company issued Schiller a promissory note of $100,000 (the “May 2018 Schiller Note”). As additional consideration for entering in the May 2018 Schiller Note Loan Agreement, the Company issued Schiller a four-year warrant to purchase 300,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the May 2018 Schiller Loan Agreement, the May 2018 Schiller Note bears interest at a rate of 13% per annum and payable on the maturity date of February 02, 2019 (the “May 2018 Schiller Maturity Date”) at which time all outstanding principal, accrued and unpaid interest are due under the May 2018 Schiller Loan.

The June 2018 Frommer Loan Agreement

On June 29, 2018, the Company entered into a loan agreement (the “June 2018 Frommer Loan Agreement”) Frommer, an officer of the company, whereby the Company issued Frommer a promissory note of $10,000 (the “June 2018 Frommer Note”). As additional consideration for entering in the June 2018 Frommer Note Loan Agreement, the Company issued Frommer a four-year warrant to purchase 30,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the June 2018 Frommer Loan Agreement, the June 2018 Frommer Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018 (the “June 2018 Frommer Maturity Date”) at which time all outstanding principal, accrued and unpaid interest are due under the June 2018 Frommer Loan.

Line of credit – related party

On May 9, 2017, the Company entered into a Revolving Line of Credit (the “LOC”) with Grawin, LLC, an LLC controlled by Arthur Rosen, a related party. The LOC was established for a period of twelve months, with a maturity date of May 2018, in which the Company can borrow principal up to $130,000. The LOC bears interest at a rate of 18%.  On June 8, 2018 the Revolving Line of Credit’s maturity date was extended to June 1, 2019.

As of June 30, 2018, the total outstanding balance of line of credit - related party was $130,000.

Note 9 – Capital Leases Payable

Capital lease obligation consisted of the following:

		June 30, 2018	December 31, 2017

(i)	Capital lease obligation to a financing company for a term of five (5) years, collateralized by equipment, with interest at 10.0% per annum, with principal and interest due and payable in monthly installments of $383.10	$4,732	$4,732

	Less current maturities	(4,732)	(4,732)

	Capital lease obligation, net of current maturities	-	-

	TOTAL CAPITAL LEASE OBLIGATION	$4,732	$4,732

The capital leases mature as follows:

2018:	$4,732	$4,732

Note 10 – Stockholders’ Deficit

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

As of June 30, 2018, the company has undeclared Series A dividends of $636,772.

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

As of June 30, 2018, the company has undeclared Series B dividends of $118,289.

Common Stock

On January 31, 2018, the Company issued 18,750 shares of its restricted common stock to settle outstanding vendor liabilities of $3,750. In connection with this transaction the Company also recorded a gain on settlement of vendor liabilities of $375.

During the six months ended June 30, 2018, the Company issued 610,000 shares of its restricted common stock to consultants in exchange for services at a fair value of $116,300. These shares were recorded as common stock issued for prepaid services and will be expensed over the life of the consulting contract to share based payments. During the six months ended June 30, 2018 the Company recorded $48,889 to share based payments.

Stock Options

The Company applied fair value accounting for all share-based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

At June 30, 2018 and 2017, the aggregate intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $232,129 and $463,619, for the six months ended June 30, 2018 and 2017, respectively.

The Company did not issue any new options during the six months ended June 30, 2018.

Warrants

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for warrants granted during the six months ended June 30, 2018 are as follows:

June 30, 2018
Exercise price	$0.20
Expected dividends	0%
Expected volatility	92.14%-100.56%
Risk free interest rate	1.64%-2.69%
Expected life of warrant	4 - 5 years

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2017	46,193,779	$0.24
Granted	15,873,016	0.20
Exercised	(50,000)	0.40
Forfeited/Cancelled	-	-
Outstanding and Exercisable – June 30, 2018	62,016,795	$0.24

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.20	62,016,795	3.66	0.24	62,016,795	0.24

During the six months ended June 30, 2018, a total of 2,425,500 warrants were issued with promissory notes (See Note 6 above). The warrants have a grant date fair value of $420,456 using a Black-Scholes option-pricing model and the above assumptions.

During the six months ended June 30, 2018, a total of 10,481,016 warrants were issued with convertible notes (See Note 7 above). The warrants have a grant date fair value of $1,284,683 using a Black-Scholes option-pricing model and the above assumptions.

During the six months ended June 30, 2018, a total of 1,563,000 warrants were issued with notes payable – related party (See Note 8 above). The warrants have a grant date fair value of $307,808 using a Black-Scholes option-pricing model and the above assumptions.

During the six months ended June 30, 2018, a total of 1,403,500 warrants were issued with convertible notes payable – related party (See Note 8 above). The warrants have a grant date fair value of $162,834 using a Black-Scholes option-pricing model and the above assumptions.

Note 11 – Commitments and Contingencies

Lease Agreements

On May 5, 2018, the Company signed a 5-year lease for approximately 2,300 square feet of office space at 2050 Center Avenue suite 640, Fort lee, New Jersey 07024. Commencement date of the lease is June 1, 2018. Total amount due under this lease is $411,150.

The annual minimum lease payments under non-cancellable operating leases, that have an initial or remaining term in excess of one year at June 30, 2018 are due as follows:

2018	$35,972
2019	74,204
2020	78,146
2021	82,207
2022	87,851
2023	37,775
Total minimum lease payments	$396,155

Rent expense for the three and six months ended June 30, 2018 was $88,875 and $69,022, respectively, and was $155,661 and $77,856, respectively, for the three and six months ended June 30, 2017.

Note 12 – Revision of Prior Year Financial Statements:

The Company’s correction of accrued dividends were a result of the following:

●	Management was accruing dividends as a liability, despite the fact the Board of Directors had not formally declared the dividends payable. This results in accrued dividends being removed from the liabilities section of the balance sheet,

●	Management was not compounding the dividends annually,

●	Management was not presenting the accrued dividends on the consolidated statement of operations, ultimately being included in the loss per share.

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements the Company has determined that the impact of adjustments relating to the correction of this accounting error are not material to previously issued consolidated financial statements. Accordingly, these changes are disclosed herein and will be disclosed prospectively.

As a result of the aforementioned correction of accounting errors, the relevant financial statements have been revised as follows:

Effects on respective financial statements are as noted below:

	December 31, 2017
	As Previously Reported	Adjustment	As Revised
Balance Sheet
Current Liabilities
Accrued dividends	$472,444	$(472,444)	$-
Total Current Liabilities	4,159,644	(472,444)	3,687,200
Total Liabilities	$8,017,183	$(472,444)	$7,544,739

Stockholders’ Equity
Total Stockholders’ Equity	7,839,751	(472,444)	7,367,307

	For the six months ended June 30, 2017
	As Previously Reported	Adjustments	As Revised
Statement of Operations
Deemed dividend	$-	$131,867	$131,867
Net loss attributable to common stockholders	$2,955,909	$131,867	$3,087,776
Basic and diluted loss per share	$(0.08)	$-	(0.08)

Statements of Cash Flows
Supplementary Disclosure of Non-Cash Investing And Financing Activities
Deemed dividend	$101,385	$30,482	$131,867

Note 13 – Subsequent Events

Subsequent to June 30, 2018, the Company received gross proceeds of $100,000 from the issuance of notes payable. As additional consideration for entering in the debentures, the Company issued the investors 4-year warrant to purchase 300,000 shares of the Company’s common stock at a purchase price of $0.20 per share.

Subsequent to June 30, 2018, the Company received gross proceeds from related parties of $25,000 of the issuance of notes payable. As additional consideration for entering in the convertible debentures, the Company issued the investors 4-year warrant to purchase 75,000 shares of the Company’s common stock at a purchase price of $0.20 per share.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the six months ended June 30, 2018 and 2017, included elsewhere in this report.

The Company develops technology-based solutions designed to solve for challenges that have resulted from disruption and evolution within the broad digital media and content generation environment. Its flagship product Vocal is a long-form, digital publishing platform focused on supporting content creators with content management tools that are embedded within digital communities. Vocal is architected to enable targeted marketing of branded content and e-commerce opportunities in long-form content. Vocal’s community sites are moderated by a dedicated team with a primary focus on creating healthy communities and identifying monetization opportunities within them.

Vocal serves as a versatile home for content creators. The platform supports multiple forms of content such as: short videos, podcasts, music, and written word. This activity is expected to increase at a rapid pace. A fraction of creators achieve meaningful visibility for their content, and even fewer are rewarded financially. The Company’s product Vocal provides a solution for the creative community.

We partner with content creators and brands that recognize difficulties inherent in the digital advertising space and are looking to capitalize on the branded content marketing opportunities available on publishing platforms like Vocal.

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

Results of Operations

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2018 compared to December 31, 2017:

	June 30, 2018	December 31, 2017	Increase / (Decrease)
Current Assets	$117,866	$112,376	$5,490
Current Liabilities	4,479,346	3,687,200	792,146
Working Capital Deficit	$(4,361,480)	$(3,574,824)	$(786,656)

At June 30, 2018, we had a working capital deficit of $4,361,480 as compared to a working capital deficit of $3,574,824 at December 31, 2017, an increase of $786,656. The increase is primarily attributable to the increase in prepaid expenses and accounts payable and other accrued expenses.

These were offset by a decrease in cash, convertible notes current, and line of credit.

Net Cash

Net cash used in operating activities for the six months ended June 30, 2018 and 2017, was $2,316,459 and $1,386,370 respectively. The net loss for the six months ended June 30, 2018 and 2017 was $4,504,868 and $2,955,909, respectively. This change is primarily attributable to the net loss for the current period offset by share-based payments in the amount of $285,821 to employees and consultants for services rendered, the accretion of debt discount and debt issuance costs of $589,933 due to the incentives given with debentures, and a loss on extinguishment of debt of $431,786 for the incentives given to amend or convert debt. These increases were offset by gain on settlement of debt of $13,452, gain on settlement of vendor liabilities of $1,875 and a change in prepaid expenses of $18,864 from consulting contracts entered into during the six months ended June 30, 2018.

Net cash used in investing activities for the six months ended June 30, 2018 and 2017 was $16,446 and $0, respectively. This change is attributable to the cash paid for leasehold improvements.

Net cash provided by financing activities for the six months ended June 30, 2018 and 2017 was $2,244,276 and $1,217,153. During the 2018 period, the Company was predominantly financed by issuance of notes and related party notes of $2,183,654 and $544,852, respectively to fund operations. These increases were offset by repayment of notes and related party notes of $162,473 and $160,000, respectively. The Company also paid $166,761 for debt issuance costs during the six months ended June 30, 2018.

Summary of Statements of Operations for the Three Months Ended June 30, 2018 and 2017:

	Three Months Ended
	June 30, 2018	June 30, 2017
Revenue	$24,023	$52,259
Operating expenses	(1,589,726)	(999,878)
Loss from operations	(1,565,703)	(947,619)
Other expenses	(845,535)	(519,038)
Net loss	$(2,411,238)	$(1,466,657)
Loss per common share – basic and diluted	$(0.06)	$(0.04)

Revenue

Revenue was $24,023 for the three months ended June 30, 2018, as compared to $52,259 for the comparable three months ended June 30, 2017, a decrease of $28,236. The decrease in revenue is primarily attributable to the Company’s transitioning its ecommerce business from direct sale of products and Company owned memorabilia, through various web-based distribution channels, toward generating revenue through native advertising, branded marketing, and affiliate sales, resulting from the creation of genre specific, user generated content community websites. As part of that transition, the Company focused its efforts throughout 2018 on the development of its proprietary Vocal software platform to support the scalability of its business model.

Operating Expenses

Operating expenses for the three months ended June 30, 2018 were $1,589,726 as compared to $999,878 for the three months ended June 30, 2017. The increase of $589,848 in operating expenses is the result of a $534,866 increase in General and Administrative expenses related to our relocation to Fort Lee, NJ and the continued development of the Vocal platform, a $313,239 increase in consulting and professional fees related to being a publicly traded company and a $258,257 decrease in compensation.

Loss from Operations

Loss from operations for the three months ended June 30, 2018 was $1,565,703 as compared to loss of $947,619 for the three months ended June 30, 2017. The increase in the loss from operations is primarily attributable to an increase in expenses related to the continued development of the Vocal platform, including the launch of additional content, relocation expenses, and operating as a publicly traded company.

Other Income (Expenses)

Other income (expenses) for the three months ended June 30, 2018 was $(845,535), as compared to $(519,038) for the three months ended June 30, 2017. Other expenses during the three months ended June 30, 2018 was comprised of interest expense of $(341,071) on notes and related party notes, accretion of debt discount and issuance cost of $(415,045) due to the incentives given with debentures and loss on extinguishment of debt of $(89,419) for the incentives given to amend or convert debt. During the six months ended June 30, 2017, other expenses were comprised of interest expense of $(87,318) on notes and related party notes and accretion of debt discount and issuance cost of $(431,720) due to the incentives given with debentures.

Net Loss

Net loss attributable to common shareholder for three months ended June 30, 2018, was $2,411,238, or loss per share of $0.06, as compared to a net loss of $1,466,657, or loss per share of $0.04, for the three months ended June 30, 2017.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Summary of Statements of Operations for the Six Months Ended June 30, 2018 and 2017:

	Six Months Ended
	June 30, 2018	June 30, 2017
Revenue	$40,272	$94,101
Operating expenses	(2,929,552)	(2,069,731)
Loss from operations	(2,889,280)	(1,975,630)
Other expenses	(1,615,588)	(980,279)
Net loss	$(4,504,868)	$(2,955,909)
Loss per common share – basic and diluted	$(0.11)	$(0.08)

Revenue

Revenue was $40,272 for the six months ended June 30, 2018, as compared to $94,101 for the comparable six months ended June 30, 2017, a decrease of $53,829. The decrease in revenue is primarily attributable to the Company’s transitioning its ecommerce business from direct sale of products and Company owned memorabilia, through various web-based distribution channels, toward generating revenue through native advertising, branded marketing, and affiliate sales, resulting from the creation of genre specific, user generated content community websites. As part of that transition, the Company focused its efforts throughout 2018 on the development of its proprietary Vocal software platform to support the scalability of its business model.

Operating Expenses

Operating expenses for the six months ended June 30, 2018 were $2,929,552 as compared to $2,069,731 for the six months ended June 30, 2017. The increase of $859,821 in operating expenses is the result of a $743,367 increase in General and Administrative expenses related to the continued development of the Vocal platform, a $269,033 increase in consulting and professional fees related to being a publicly traded company and a $152,579 decrease in compensation.

Loss from Operations

Loss from operations for the six months ended June 30, 2018 was $2,889,280 as compared to loss of $1,975,630 for the six months ended June 30, 2017. The increase in the loss from operations is primarily attributable to an increase in expenses related to the continued development of the Vocal platform, including the launch of additional content and operating as a publicly traded company and the decrease in sales.

Other Income (Expenses)

Other income (expenses) for the six months ended June 30, 2018 was $(1,615,588), as compared to $(980,279) for the six months ended June 30, 2017. Other expenses during the six months ended June 30, 2018 was comprised of interest expense of $(609,196) on notes and related party notes, accretion of debt discount and issuance cost of $(589,933) due to the incentives given with debentures and loss on extinguishment of debt of $(431,786) for the incentives given to amend or convert debt. These expenses were offset by the gain on settlement of debt of $13,452 as recorded during the six months ended June 30, 2018. During the six months ended June 30, 2017, other expenses were comprised of interest expense of $(144,705) on notes and related party notes, accretion of debt discount and issuance cost of $(724,900) due to the incentives given with debentures and loss on settlement of vendor liabilities of $(110,674).

Net Loss

Net loss attributable to common shareholder for six months ended June 30, 2018, was $4,504,868, or loss per share of $0.11, as compared to a net loss of $2,955,909, or loss per share of $0.08, for the six months ended June 30, 2017.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2018, we have no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

With the exception of the below, there have been no unregistered sales of equity securities that have not been previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission. On June 29, 2018, the Company entered into a loan agreement (the “June 2018 Frommer Loan Agreement”) Frommer, an officer of the company, whereby the Company issued Frommer a promissory note of $10,000 (the “June 2018 Frommer Note”). As additional consideration for entering in the June 2018 Frommer Note Loan Agreement, the Company issued Frommer a four-year warrant to purchase 30,000 shares of the Company’s common stock at a purchase price of $0.20 per share . Pursuant to the June 2018 Frommer Loan Agreement, the June 2018 Frommer Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018 (the “June 2018 Frommer Maturity Date”) at which time all outstanding principal, accrued and unpaid interest are due under the June 2018 Frommer Loan.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 5, 2018, the Company signed a 5-year lease for approximately 2,300 square feet of office space at 2050 Center Ave, Suite 640, Fort Lee NJ 07024. The commencement date of the lease is June 1, 2018. Monthly rent of $5,612 for the first year and increases at a rate of 3% for each subsequent year thereafter

Item 6. Exhibits.

Exhibit No.	Description
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on April 2, 2018)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on May 29, 2018)

10.1	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on April 2, 2018)

10.2	Form of Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on April 2, 2018)

10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on May 29, 2018)

10.4	Form of Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on May 29, 2018)

10.5*	Lease Agreement

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERRICK MEDIA HOLDINGS, INC.

Date: August 20, 2018	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

