Form 10-Q
period 2018-09-30
Jerrick Media Holdings, Inc.
filed 2018-11-19
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

As of November 19, 2018, there were 119,965,073 shares outstanding of the registrant’s common stock.

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Jerrick Media Holdings, Inc.

September 30, 2018 and 2017

Jerrick Media Holdings, Inc.

Condensed Consolidated Balance Sheet

	September 30, 2018	December 31, 2017
	(Unaudited)	(revised)

Assets

Current Assets
Cash	$186,278	$111,051
Prepaid expenses	39,644	-
Accounts receivable	6,957	1,325
Total Current Assets	232,879	112,376

Property and equipment, net	48,031	48,056

Security deposit	16,836	17,000

Total Assets	$297,746	$177,432

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$1,121,056	$1,462,106
Demand loan	-	10,366
Convertible Notes, net of debt discount and issuance costs	40,401	96,500
Current portion of capital lease payable	4,732	4,732
Note payable - related party, net of debt discount	1,112,295	1,249,000
Note payable, net of debt discount and issuance costs	105,128	689,500
Line of credit - related party	-	130,000
Line of credit	-	44,996
Deferred rent	11,829	-
Investor Deposit	208,428	-

Total Current Liabilities	2,603,869	3,687,200

Non-current Liabilities:
Convertible Notes - related party, net of debt discount	314	1,345,246
Convertible Notes, net of debt discount and issuance costs	186,103	2,512,293

Total Non-current Liabilities	186,417	3,857,539

Total Liabilities	2,790,286	7,544,739

Commitments and contingencies

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value, 31,581 and 33,314 shares issued and outstanding, respectively	-	31
Series B Preferred stock, $0.001 par value, 8,063 and 8,063 shares issued and outstanding, respectively	-	8
Series D Preferred stock, $0.001 par value, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock par value $0.001: 300,000,000 shares authorized; 40,524,432 and 33,894,582 issued and outstanding as of June 30, 2018 and December 31,2017 respectively	119,321	39,521
Additional paid in capital	31,990,831	14,387,247
Accumulated deficit	(34,583,684)	(21,775,107)
Less: Treasury stock, 220,000 and 220,000 shares, respectively	(19,007)	(19,007)
	(2,492,539)	(7,367,307)

Total Liabilities and Stockholders’ Deficit	$297,747	$177,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jerrick Media Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
		(revised)		(revised)
Net revenue	$25,119	$11,244	$65,391	$105,345

Operating expenses
Compensation	446,094	280,674	1,548,923	1,536,082
Consulting fees	73,603	725,486	520,206	903,056
General and administrative	388,010	412,226	1,768,130	1,048,979

Total operating expenses	907,707	1,418,386	3,837,259	3,488,117

Loss from operations	(882,588)	(1,407,142)	(3,771,868)	(3,382,772)

Other income (expenses)
Interest expense	(279,163)	(228,120)	(888,359)	(372,825)
Accretion of debt discount and issuance cost	(1,449,656)	(800,614)	(2,039,589)	(1,525,514)
Change In derivative liability	-	(64,346)	-	(64,346)
Settlement of vendor liabilities	1,011	-	2,886	(110,674)
Loss on extinguishment of debt	(2,938,719)	(923,822)	(3,370,505)	(923,822)
(Loss) gain on settlement of debt	1,823	2,079	15,275	2,079

Other income (expenses)	(4,664,704)	(2,014,823)	(6,280,292)	(2,995,102)

Loss before income tax provision	(5,547,292)	(3,421,965)	(10,052,160)	(6,377,874)

Income tax provision	-	-	-	-

Net loss	$(5,547,292)	$(3,421,965)	$(10,052,160)	$(6,377,874)

Deemed dividend	$45,367	$74,014	$174,232	$203,365
Inducement to convert convertible preferred stock	2,016,634	-	2,016,634	-

Net loss attributable to common shareholders	(7,609,293)	(3,495,979)	(12,243,026)	(6,581,239)

Per-share data
Basic and diluted loss per share	(0.11)	(0.09)	(0.25)	(0.17)

Weighted average number of common shares outstanding	66,608,083	39,469,670	49,046,551	38,343,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jerrick Media Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2018	September 30, 2017
		(revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,052,160)	$(6,377,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33,109	28,211
Accretion of debt discount and issuance cost	2,039,589	1,560,239
Share-based compensation	329,857	751,215
Loss on settlement of vendor liabilities	(2,886)	110,674
Gain on settlement of debt	(15,275)	(2,079)
Change in fair value of derivative liability	-	64,347
Loss on extinguishment of debt	3,370,505	889,097
Changes in operating assets and liabilities:		-
Prepaid expenses	3,366	10,000
Accounts receivable	(5,632)	-
Security deposit	164	-
Accounts payable and accrued expenses	848,171	489,326
Deferred rent	3,429	-
Net Cash Used In Operating Activities	(3,447,763)	(2,476,844)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(24,084)	-
Net Cash Used In Investing Activities	(24,084)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of notes	791,833	1,141,585
Repayment of notes	(214,939)	(100,000)
Proceeds from issuance of demand loan	50,000	-
Proceeds from issuance of convertible note	1,525,154	1,066,500
Repayment of convertible notes	(86,798)	(477,777)
Proceeds from issuance of convertible notes - related party	299,852	555,000
Proceeds from issuance of note payable - related party	315,000	479,000
Repayment of note payable - related party	(163,305)	(120,000)
Investor Deposit	208,428	-
Proceeds from issuance of common stock	1,155,832	-
Proceeds from issuance of line of credit - related party	-	130,000
Repayment of line of credit	(44,996)	(125,324)
Cash paid to preferred holder	(87,111)	-
Cash paid for debt issuance costs	(166,761)	(151,956)
Cash paid for stock issuance costs	(35,115)	-
Net Cash Provided By Financing Activities	3,547,074	2,397,028

Net Change in Cash	75,227	(79,816)

Cash - Beginning of Year	111,051	174,494

Cash - End of Year	$186,278	$94,678

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$64,892	$3,534

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of vendor liabilities	$3,750	$353,732
Beneficial conversion feature on convertible notes	$38,413	$-
Deemed dividends	$174,232	$203,365
Warrants issued with debt	$1,122,292	$1,542,523
Issuance of common stock for prepaid services	$116,300	$-
Conversion of note payable and interest into convertible notes	$341,442	$-
Warrants issued with amendment to notes payable	$135,596	$-
Inducement to convert convertible preferred stock	$2,016,634	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jerrick Media Holdings, Inc.

September 30, 2018 and 2017

Notes to the Condensed Consolidated Financial Statements

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(iv)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk-free rate(s) to value share options and similar instruments.

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

As of September 30, 2018, the Company’s consolidated subsidiaries and/or entities are as follows:

Name of combined affiliate	State or other jurisdiction of incorporation or organization	Company interest

Jerrick Ventures LLC	The State of Delaware	100%
Jerrick Australia Pty Ltd	Australia	100%

All inter-company balances and transactions have been eliminated.

Jerrick Australia Pty Ltd does not have any operations.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

Revenue Recognition

The Company adopted ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), effective January 1, 2018 using the modified retrospective method which would require a cumulative effect adjustment for initially applying the new revenue standard as an adjustment to the opening balance of retained earnings and the comparative information would not require to be restated and continue to be reported under the accounting standards in effect for those periods.

Based on the Company’s analysis the Company did not identify a cumulative effect adjustment for initially applying the new revenue standards. During the nine months ended September 30, 2018 the Company recorded revenue from the following sources: products at auction, sponsored content and affiliate sites.

The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of September 30, 2018 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the nine months ended September 30, 2018 and 2017 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Series A Preferred stock	-	21,654,614
Series B Preferred stock	-	4,431,987
Options	17,649,990	17,749,990
Warrants	103,341,735	34,457,024
Convertible notes - related party	2,000	-
Convertible notes	1,620,505	13,681,425
Totals	122,614,230	91,975,040

Reclassifications

Interest expense has been allocated to accretion of debt discount and issuance cost to conform to current period presentation.

Recently Adopted Accounting Guidance

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which we adopted for interim and annual reporting periods beginning after December 15, 2017. The adoption of ASU 2016-10 did not have a material effect on its financial position or results of operations or cash flows.

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

Tabular summaries of the revisions and the corresponding effects on the statement of earnings for the nine months ended September 30, 2017 are presented below:

Consolidated Statement of Operations Nine Months Ended September 30, 2017
	Previously Reported	Revisions	Revised Reported
Accretion of debt discount and issuance cost	$(2,025,486)	$499,972	$(1,525,514)

Derivative expense	(254,470)	254,470	-

Change in fair value of derivative liabilities	1,257,716	(1,322,062)	(64,346)

Loss on extinguishment of debt	(876,038)	(47,784)	(923,822)

Net loss	$(5,762,470)	$(615,404)	$(6,377,874)

Net loss per ordinary share:
Basic and diluted loss per share	$(0.15)	$(0.02)	$(0.17)

Tabular summaries of the revisions and the corresponding effects on the statement of earnings for the three months ended September 30, 2017 are presented below:

Consolidated Statement of Operations Three Months Ended September 30, 2017
	Previously Reported	Revisions	Revised Reported
Accretion of debt discount and issuance cost	$(1,074,002)	$273,388	$(800,614)

Change in fair value of derivative liabilities	673,705	(738,051)	(64,346)

Loss on extinguishment of debt	(876,038)	(47,784)	(923,822)

Net loss	$(2,909,519)	$(512,446)	$(3,421,965)

Net loss per ordinary share:
Basic and diluted loss per share	$(0.07)	$(0.02)	$(0.09)

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

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit at September 30, 2018, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	September 30, 2018	December 31, 2017
Computer Equipment	$220,054	$234,315
Furniture and Fixtures	61,803	61,803
Leasehold Improvements	25,446	-
	307,303	296,118
Less: Accumulated Depreciation	(259,272)	(248,062)
	$48,031	$48,056

Depreciation expense was $11,670 and $9,507 for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense was $33,109 and $28,211 for the nine months ended September 30, 2018 and 2017, respectively.

Note 5 – Line of Credit

Line of credit as of September 30, 2018 and December 31, 2017 is as follows:

	Outstanding Balances as of
	September 30, 2018	December 31, 2017
Revolving Note	-	44,996
	$-	$44,996

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

The balance outstanding on the Revolving Note at September 30, 2018 and December 31, 2017 was $0 and $44,996, respectively.

Note 6 – Notes Payable

Notes payable as of September 30, 2018 and December 31, 2017 is as follows:

	Outstanding Principal as of				Warrants
	September 30, 2018	December 31, 2017	Interest Rate	Maturity Date	Quantity	Exercise Price
The February 2017 Offering	$5,369	$400,000	12%	September 1, 2017	2,450,000	$0.20
The June 2017 Loan Agreement	-	50,000	12%	September 1, 2017	35,000	0.20
The First November 2017 Loan Agreement	-	100,000	15%	January 12, 2018	-	-
The Second November 2017 Loan Agreement	-	50,000	15%	January 13, 2018	-	-
The Third November 2017 Loan Agreement	-	100,000	15%	January 13, 2018	-	-
July 2018 Loan Agreement	100,000		6%	August 2018	300,000	-
	105,369	700,000
Less: Debt Discount	-	(10,500)
Less: Debt Issuance Costs	(241)	-
	$105,128	$689,500

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

The February 2017 Offering Notes are convertible into shares of the Company’s common stock at the time of Company’s next round of financing (the “Subsequent Offering”) at a price equal to eighty-five percent (85%) of the price per share offered in the Subsequent Offering (the “Conversion Price”). The February 2017 Offering Warrants have a five-year term. Investors received the February 2017 Offering Warrants in the following amounts: (i) Investors purchasing $150,000 or more of the Offering received a February 2017 Offering Warrant equal to one hundred thirty percent (130%) of the dollar amount invested in the Offering; (ii) investors purchasing at least $100,000 but less than $150,000 of the February 2017 Offering received a February 2017 Offering Warrant equal to one hundred percent (100%) of the dollar amount invested in the Offering; and (iii) investors purchasing less than $100,000 of the Offering received to a February 2017 Offering Warrant equal to seventy percent (70%) of the dollar amount invested in the Offering. The February 2017 Offering Warrants entitle the holder to purchase shares of the Company’s common stock at $0.20 per share (the “Exercise Price”).

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

During the nine months ended September 30, 2018 the Company has repaid $131,606 of principal and $45,931 of unpaid interest. In addition, during the nine months ended September 30, 2018, the Company converted $263,025 of principal and $21,502 of unpaid interest into 1,422,639 shares of common stock. Upon conversion of the notes, the Company also issued 711,320 warrants with a grant date fair value of $102,954 which is recorded in Other income (expense) on the accompanying condensed consolidated statement of operations.

The June 2017 Loan Agreement

On June 12, 2017, the Company entered into a loan agreement (the “June 2017 Loan Agreement”) with an individual (the “June 2017 Lender”) whereby the June 2017 Lender issued the Company a promissory note of $50,000 (the “June 2017 Note”). Pursuant to the June 2017 Loan Agreement, the June 2017 Note bears interest at a rate of 10% per annum. As additional consideration for entering in the June 2017 Loan Agreement, the Company issued the June 2017 Lender a five-year warrant to purchase 35,000 shares of the Company’s common stock with an exercise price of $0.20 per share. The maturity date of the June 2017 Note was September 1, 2017 (the “June 2017 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the June 2017 Note were due.

During the nine months ended September 30, 2018 the Company has repaid $50,000 principal and the debtor has forgiven the interest of $4,424 this was recorded as a gain on forgiveness of debt on the accompanying condensed consolidated statement of operations.

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

The May 2018 Offering consisted of a maximum of $1,200,000 of units of the Company’s securities (each, a “Unit” and collectively, the “Units”), with each Unit consisting of (i) a 13% promissory note (each, a ” May 2018 Offering Note” and, together, the “May 2018 Offering Notes”), and (ii) a four-year warrant (“May 2018 Offering Warrant”) to purchase the number of shares of the Company’s common stock equal to three times the principal amount in dollars invested by such investor in each May 2018 Offering Note (the “May 2018 Warrant Shares”) at an exercise price of $0.20 per share (the “May Offering Warrant Exercise Price”), subject to adjustment upon the terms thereof. The May 2018 Offering Notes mature on the nine-month anniversary of their issuance dates.

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

During the nine months ended September 30, 2018, the Company converted $608,500 of principal and $723,780 of unpaid interest into the August 2018 equity raise (as defined below).

July 2018 Loan Agreements

In July 2018, the Company received gross proceeds of $100,000 from the issuance of notes payable. As additional consideration for entering into the debentures, the Company issued the investor a 4-year warrant to purchase 300,000 shares of the Company’s common stock at a purchase price of $0.20 per share. The Company recorded a $34,569 debt discount relating to these warrants issued to these investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of this note to accretion of debt discount and issuance cost.

Subsequent to the balance sheet date, on November 8, 2018 the Company executed upon agreements that extended the maturity dates of these loans to March 7, 2019. As part of the extension agreements, the Company issued 204,051 warrants to purchase common stock of the Company at an exercise price of $0.30.

August 2018 Loan Agreements

On August 30, 2018, the Company received gross proceeds of $33,333 from the issuance of a note payable. As additional consideration for entering into the debenture, the Company issued the investor a 4-year warrant to purchase 33,333 shares of the Company’s common stock at a purchase price of $0.20 per share. The Company recorded a $4,178 debt discount relating to these warrants issued to this investor based on the relative fair value of each equity instrument on the dates of issuance. The debt discount was fully accreted during the nine months ended September 30, 2018. On September 7, 2018 the Company has repaid $33,333 in principal.

Note 7 – Convertible Note Payable

Convertible notes payable as of September 30, 2018 and December 31, 2017 is as follows:

	Outstanding Principal as of						Warrants
	September 30, 2018	December 31, 2017	Interest Rate	Conversion Price		Maturity Date	Quantity	Exercise Price
The November 2016 Convertible Note Offering	$-	$25,000	10%	0.30		November 1, 2017	400,000	$0.30
The June 2017 Convertible Note Offering	-	71,500	12%	Not Applicable		September 1, 2017	114,700	0.20
The August 2017 Convertible Note Offering	114,100	2,943,884	15%	0.20	(*)	August – November 2019	14,716,419	0.20
The First December 2017 Note	-	100,000	15%	0.20	(*)	December 21, 2019	500,000	0.20
The February 2018 Convertible Note Offering	75,000	-	15%	0.20	(*)	January – February 2020	5,078,375	0.20
The January 2018 Note	-	-		0.20	(*)	January 12, 2020	343,806	0.20
The February 2018 Note	25,452	-	18%	0.20	(*)	February 8, 2020	81,500	0.20
The March 2018 Convertible Note Offering	75,000	-	14%	0.20	(*)	March – April 2020	4,806,833	0.20
	289,552	3,140,384
Less: Debt Discount	(46,367)	(452,022)
Less: Debt Issuance Costs	(16,681)	(79,569)
	226,504	2,608,793
Less: Current Debt	(40,401)	(96,500)
Total Long-Term Debt	$186,103	$2,512,293

(*) As subject to adjustment as further outlined in the notes

The November 2016 Convertible Note Offering

During the months of November and December 2016, the Company issued convertible notes to third party lenders totaling $400,000 (the “November 2016 Convertible Note Offering”). These notes accrue interest at a rate of 10% per annum and mature with interest and principal both due between November 1, 2017 through December 29, 2017. The notes and accrued interest are convertible at a conversion price as defined therein. In addition, in connection with these notes the Company issued five-year warrants to purchase an aggregate of 400,000 shares of Company common stock at a purchase price of $0.30 per share. These investors converted $375,000 of principal and $30,719 of interest into the August 2017 Convertible Note Offering.

During the nine months September 2018, the Company converted $25,000 of principal and $4,417 of unpaid interest into the August 2018 Equity Raise (as defined below).

The June 2017 Convertible Note Offering

During the month of June 2017 the Company issued convertible notes to third party lenders totaling $71,500. These notes accrue interest at 12% per annum and mature with interest and principal both due on September 1, 2017. These notes and accrued interest may be converted into a subsequent offering at a 15% discount to the offering price are convertible at a conversion price as defined therein. In addition, the Company issued warrants to purchase 67,550 shares of Company common stock. These warrants entitle the holders to purchase the Company’s common stock at a purchase price of $0.20 per share for a period of five years from the issue date. As of December 31, 2017, the Company was currently in default on $71,500 in principal due on these notes. On February 8, 2018, the Company repurchased these notes and is no longer in default.

The August 2017 Convertible Note Offering

From August through November of 2017, the Company conducted multiple closings of a private placement offering to accredited investors (the “August 2017 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $1,585,000. In addition, $1,217,177 of the Company’s short-term debt along with accrued but unpaid interest of $40,146 was converted into the August 2017 Convertible Note Offering. These conversions resulted in the issuance of 6,791,419 warrants with a fair value of $583,681 and an original issue discount of $101,561. These were recorded as a loss on extinguishment of debt.

The August 2017 Convertible Note Offering consisted of a maximum of $6,000,000 of units of the Company’s securities (each, a “Unit” and collectively, the “Units”), with each Unit consisting of (a) a 15% Convertible Secured Promissory Note (each a “August 2017 Offering Note”, and together the “August 2017 Offering Notes”), convertible into shares of the Company’s common stock (“August 2017 Offering Conversion Shares”) at a conversion price of $0.20 per share (the “August 2017 Note Conversion Price”), and (b) a five-year warrant (each a “August 2017 Offering Warrant and together the “August 2017 Offering Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the August 2017 Offering Notes can be converted into (“August 2017 Offering Warrant Shares”) at an exercise price of $0.20 per share (“August 2017 Offering Warrant Exercise Price”). The August 2017 Offering Notes mature on the second (2nd) anniversary of their issuance dates.

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

During the nine months ended September 30, 2018, the Company converted $2,830,764 of principal and $409,287 of unpaid interest into the August 2018 Equity Raise (as defined below).

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

During the nine months ended September 30, 2018, the Company converted $100,000 of principal and $10,292 of unpaid interest into the August 2018 Equity Raise (as defined below).

The February 2018 Convertible Note Offering

During the nine months ended September 30, 2018, the Company conducted multiple closings of a private placement offering to accredited investors (the “February 2018 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $725,000. In addition, $250,000 of the Company’s short-term debt along with accrued but unpaid interest of $40,675 was converted into the February 2018 Offering. These conversions resulted in the issuance of 1,453,375 warrants with a fair value of $181,139. These were recorded as a loss on extinguishment of debt.

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

The Company recorded a $316,875 debt discount relating to 3,625,000 February 2018 Offering Warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost.

In connection with the February 2018 Convertible Note Offering, the Company retained a placement agent (the “Placement Agent”), to carry out the Offering on a “best-efforts” basis. For services in its capacity as Placement Agent, the Company has paid the Placement Agent a cash fee of $94,250 and issued to the Placement Agent shares of the Company’s common stock equal to ten percent (10%) of the Conversion Shares underlying the February 2018 Convertible Notes or 362,500 shares that had a fair value of $74,881, which was recorded as issuance cost and is being accreted over the life of these notes to accretion of debt discount and issuance cost.

During the nine months ended September 30, 2018, the Company converted $940,675 of principal and $86,544 of unpaid interest into the August 2018 Equity Raise (as defined below).

The January 2018 Note

On January 12, 2018, the Company issued a convertible note to a third-party lender totaling $68,761 to settle an outstanding vendor liability (the “January 2018 Note”). The January 2018 Note accrues interest at 15% per annum and matures with interest and principal both due on January 12, 2020. The conversions resulted in the issuance of 343,806 warrants with a fair value of $42,850. These were recorded as a loss on extinguishment of debt. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $0.20 per share for a period of five years from the issue date. The January 2018 Note and accrued interest is convertible at a conversion price of $0.20 per share, subject to adjustment. The January 2018 Note is secured by a second priority lien on the assets of the Company.

During the nine months ended September 30, 2018, the Company converted $68,761 of principal and $7,212 of unpaid interest into the August 2018 Equity Raise (as defined below).

The February 2018 Note

On February 8, 2018, the Company issued a convertible note to a third-party lender totaling $40,750 (the “February 2018 Note”). The February 2018 Note accrues interest at 18% per annum and matures with interest and principal both due on February 8, 2020. In addition, the Company issued a warrant to purchase 81,500 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $0.20 per share for a period of five years from the issue date. The Company recorded a $7,963 debt discount relating to the warrants issued to the investor based on the relative fair value of each equity instrument on the dates of issuance and an original issue discount of $5,298. The debt discount is being accreted over the life of the note. The February 2018 Note and accrued interest is convertible at a conversion price of $0.20 per share, subject to adjustment. The February 2018 Note is secured by a second priority lien on the assets of the Company. During the nine months ended September 30, 2018, the Company has repaid $15,298 in principal.

The March 2018 Convertible Note Offering

During the nine months ended September 30, 2018, the Company conducted multiple closings of a private placement offering to accredited investors (the “March 2018 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $770,000. In addition, $50,000 of the Company’s short-term debt, $767 accrued but unpaid interest and $140,600 of the Company’s vendor liabilities was converted into the March 2018 Convertible Note Offering. These conversions resulted in the issuance of 956,833 warrants with a fair value of $84,087. These were recorded as a loss on extinguishment of debt.

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

During the nine months ended September 30, 2018, the Company converted $886,367 of principal and $51,293 of unpaid interest into the August 2018 Equity Raise (as defined below).

Note 8 – Related Party Loans

Convertible notes

Convertible notes payable – related party as of September 30, 2018 and December 31, 2017 is as follows:

	Outstanding Principal as of				Warrants
	September 30, 2018	December 31, 2017	Interest Rate	Maturity Date	Quantity	Exercise Price
The August 2017 Convertible Note Offering	$-	$1,416,026	15%	August – October 2019	4,589,466	$0.20
The Second December 2017 Note	-	100,000	15%	December 21, 2019	500,000	0.20
The February 2018 Convertible Note Offering	-	-	15%	January – February 2020	125,000	0.20
The Second February 2018 Note	-	-	20%	September 30, 2018	81,500	0.20
The March 2018 Convertible Note Offering	400	-	14%	March 2020	1,197,000	0.20
	400	1,516,026
Less: Debt Discount	(86)	(170,780)
Less: Debt Issuance Costs	-	-
	314	1,345,246
Less: Current Debt	-	-
Total Long-Term Debt	$314	$1,345,246

The August 2017 Convertible Note Offering

During the year ended December 31, 2017, the Company conducted multiple closings of a private placement offering to accredited investors (the “The August 2017 Convertible Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $505,000. In addition, $645,000 of the Company’s short-term debt along with accrued but unpaid interest of $206,026 was converted into the August 2017 Convertible Offering. These conversions resulted in the issuance of 4,555,129 warrants with a fair value of $440,157 and the increase of principal of $60,000. These resulted in a loss on extinguishment of debt of $500,157.

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

The Company recorded a $160,700 debt discount relating to 2,525,000 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost.

During the nine months ended September 30, 2018, the Company converted $1,416,026 of principal and $202,362 of unpaid interest into the August 2018 Equity Raise (as defined below).

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

During the nine months ended September 30, 2018, the Company converted $100,000 of principal and $10,542 of unpaid interest into the August 2018 Equity Raise (as defined below).

The February 2018 Convertible Note Offering

During the nine months ended September 30, 2018, the Company conducted multiple closings of a private placement offering to accredited investors (the “February 2018 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $25,000.

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

In connection with the Offering, the Company retained Network 1 Financial Securities, Inc. (the “Placement Agent”), to carry out the Offering on a “best-efforts” basis. For services in its capacity as Placement Agent, the Company has paid the Placement Agent a cash fee of $3,250 and issued to the Placement Agent shares of the Company’s common stock equal to ten percent (10%) of the Conversion Shares underlying the Notes or 12,500 shares that had a fair value of $2,606, which was recorded as issuance cost and is being accreted over the life of these notes to accretion of debt discount and issuance cost.

During the nine months ended September 30, 2018, the Company converted $25,000 of principal and $2,219 of unpaid interest into the August 2018 Equity Raise (as defined below).

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

During the nine months ended September 30, 2018, the Company has repaid $5,298 in principal. In addition, the Company converted $35,452 of principal and $4,116 of unpaid interest into the August 2018 Equity Raise (as defined below).

The March 2018 Convertible Note Offering

During the nine months ended September 30, 2018, the Company conducted multiple closings of a private placement offering to accredited investors (the “March 2018 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $239,400.

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

The Company recorded a $84,854 debt discount relating to 1,197,000 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost.

During the nine months ended September 30, 2018, the Company converted $239,000 of principal and $15,401 of unpaid interest into the August 2018 Equity Raise (as defined below).

Notes payable

Notes payable – related party as of September 30, 2018 and December 31, 2017 is as follows:

	Outstanding Principal as of				Warrants
	September 30, 2018	December 31, 2017	Interest Rate	Maturity Date	Quantity	Exercise Price
The May 2016 Rosen Loan Agreement	$1,000,000	$1,000,000	13%	November 26, 2017	1,000,000	$0.40
The September 2017 Rosen Loan Agreement	-	224,000	18%	September 24, 2017	125,000	0.20
The November 2017 Schiller Loan Agreement	-	25,000	15%	December 31, 2017	-	-
The May 2018 Schiller Loan Agreements	-	-	13%	February 2, 2019	300,000	0.20
The June 2018 Frommer Loan Agreement	10,000	-	6%	August 17, 2018	30,000	0.20
The July 2018 Rosen Loan Agreement	60,000	-	6%	August 17, 2018	30,000	0.20
The July 2018 Schiller Loan Agreements	60,000	-	6%	August 17, 2018	150,000	0.20
	1,130,000	1,249,000
Less: Debt Discount	(14,400)	-
	1,115,600
Less: Current Debt	(1,115,600)	-
	$-	$1,249,000

The May 2016 Rosen Loan Agreement

On May 26, 2016, the Company entered into a loan agreement (the “May 2016 Rosen Loan Agreement”) with Arthur Rosen, an individual (“Rosen”), pursuant to which on May 26, 2016 (the “Closing Date”), Rosen provided the Company a secured term loan in the principal amount of $1,000,000 (the “May 2016 Rosen Loan”). In connection with the May 2016 Rosen Loan Agreement, on May 26, 2016, the Company and Rosen entered into a security agreement (the “Rosen Security Agreement”), pursuant to which the Company granted to Rosen a senior security interest in substantially all of the Company’s assets as security for repayment of the May 2016 Rosen Loan. Pursuant to the May 2016 Rosen Loan Agreement, the May 2016 Rosen Loan bears interest at a rate of 12.5% per annum, compounded annually and payable on the maturity date of May 26, 2017 (the “May 2016 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the May 2016 Rosen Loan are due. The Company entered into an amendment to the May 2016 Rosen Loan extending the May 2016 Rosen Maturity Date to November 26, 2017. As additional consideration for entering in the May 2016 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 1,000,000 shares of the Company’s common stock at a purchase price of $0.40 per share (the “May 2016 Rosen Warrant”). The May 2016 Rosen Warrant contains anti-dilution provisions as further described therein. On September 7, 2017 (the “Conversion Date”), Rosen converted all accrued but unpaid interest on the May 2016 Rosen Loan from May 26, 2016 through September 6, 2017 in the amount of $150,128 (the “May 2016 Rosen Loan Interest”) into the Company’s August Convertible Note Offering, after which May 2016 Rosen Loan Interest was deemed paid in full through the Conversion Date. As of the date of this filing this note is in default.

The September 2017 Rosen Loan Agreement

On September 8, 2017, the Company entered into a loan agreement (the “September 2017 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $224,000 (the “September 2017 Rosen Note”). The September 2017 Rosen Note is secured by an officer of the Company. As additional consideration for entering in the September 2017 Rosen Note Loan Agreement, the Company issued Rosen a five-year warrant to purchase 25,000 shares of the Company’s common stock at a purchase price of $0.20 per share. On November 13, 2017, in consideration for extending the September 2017 Rosen Note, Rosen was issued a warrant to purchase 100,000 shares of the Company’s common stock exercisable within five (5) years and with an exercise price of $0.20 per share.

On February 20, 2018, the Company entered into a forbearance agreement whereby the Company issued Rosen a five-year warrant to purchase 448,000 shares of the Company’s common stock at a purchase price of $0.20 per share. These warrants had a fair value of $65,378 which was recorded to Loss on extinguishment of debt. The new maturity date of the September 2017 Rosen Loan Agreement is September 8, 2018.

During the nine months ended September 30, 2018, the Company converted $224,000 of principal and $20,496 of unpaid interest into the August 2018 Equity Raise (as defined below).

The November 2017 Schiller Loan Agreement

On November 20, 2017, the Company entered into a loan agreement (the “November 2017 Schiller Loan Agreement”) with Mr. Len Schiller (“Schiller”), a member of the Company’s Board of Directors, whereby the Company issued Schiller a promissory note in the principal amount of $25,000 (the “November 2017 Schiller Note”). Pursuant to the November 2017 Schiller Loan Agreement, the November 2017 Schiller Note bears interest at a rate of 15% per annum. During the nine months ended September 30, 2018 the Company repaid $25,000 in principal and $637 in interest.

The January 2018 Rosen Loan Agreement

On January 16, 2018, the Company entered into a loan agreement (the “January 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $60,000 (the “January 2018 Rosen Note”). The January 2018 Rosen Note is secured by an officer of the Company whereas upon default an officer of the Company owes default shares of the Company’s common stock to Rosen equal to the amount of principal outstanding divided by 0.20. Pursuant to the January 2018 Rosen Loan Agreement, the January 2018 Rosen Note bears interest at a rate of 6% per annum and is payable on the maturity date of January 31, 2018 (the “January 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the May 2016 Rosen Loan are due. During the nine months ended September 30, 2018, the Company repaid $60,000 in principal and $200 in interest.

The January 2018 Gordon Loan Agreement

On January 16, 2018, the Company entered into a loan agreement (the “January 2018 Gordon Loan Agreement”) with Mr. Christopher Gordon (“Gordon”), whereby the Company issued Gordon a promissory note in the principal amount of $40,000 (the “January 2018 Gordon Note”). The January 2018 Gordon Note is secured by an officer of the Company whereas upon default an officer of the Company owes default shares of the Company’s common stock to Gordon equal to the amount of principal outstanding divided by 0.20. Pursuant to the January 2018 Gordon Loan Agreement, the January 2018 Gordon Note bears interest at a rate of 6% per annum and payable on the maturity date of January 31, 2018 (the “January 2018 Gordon Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the January 2018 Gordon Note are due. During the nine months ended September 30, 2018, the Company repaid $40,000 in principal and $105 in interest.

The First March 2018 Rosen Loan Agreement

On March 4, 2018, the Company entered into a loan agreement (the “First March 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $10,000 (the “First March 2018 Rosen Note”). As additional consideration for entering in the First March 2018 Rosen Note Loan Agreement, the Company issued Rosen a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the First March 2018 Rosen Loan Agreement, the First March 2018 Rosen Note bears interest at a rate of 12% per annum and is payable on the maturity date of March 19, 2018 (the “First March 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the First March 2018 Rosen Note was due. During the nine months ended September 30, 2018, the Company repaid $10,000 in principal and $260 in interest.

The Second March 2018 Rosen Loan Agreement

On March 9, 2018, the Company entered into a loan agreement (the “Second March 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $15,000 (the “Second March 2018 Rosen Note”). As additional consideration for entering in the Second March 2018 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 15,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the Second March 2018 Rosen Loan Agreement, the Second March 2018 Rosen Note bears interest at a rate of 12% per annum and is payable on the maturity date of March 24, 2018 (the “Second March 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Second March 2018 Rosen Note was due. During the nine months ended September 30, 2018, the Company repaid $15,000 in principal and $365 in interest.

The Third March 2018 Rosen Loan Agreement

On March 13, 2018, the Company entered into a loan agreement (the “Third March 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $10,000 (the “Third March 2018 Rosen Note”). As additional consideration for entering in the Third March 2018 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the Third March 2018 Rosen Loan Agreement, the Third March 2018 Rosen Note bears interest at a rate of 12% per annum and is payable on the maturity date of March 28, 2018 (the “Third March 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Third March 2018 Rosen Note was due. During the nine months ended September 30, 2018, the Company repaid $10,000 in principal and $230 in interest.

The May 2018 Schiller Loan Agreement

On May 2, 2018, the Company entered into a loan agreement (the “May 2018 Schiller Loan Agreement”) with Schiller, a member of the Board, whereby the Company issued Schiller a promissory note in the principal amount of $100,000 (the “May 2018 Schiller Note”). As additional consideration for entering in the May 2018 Schiller Loan Agreement, the Company issued Schiller a four-year warrant to purchase 300,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the May 2018 Schiller Loan Agreement, the May 2018 Schiller Note bears interest at a rate of 13% per annum and is payable on the maturity date of February 02, 2019 (the “May 2018 Schiller Maturity Date”) at which time all outstanding principal, accrued and unpaid interest are due under the May 2018 Schiller Loan.

During the nine months ended September 30, 2018, the Company converted $100,000 of principal and $4,369 of unpaid interest into the August 2018 Equity Raise (as defined below).

The June 2018 Frommer Loan Agreement

On June 29, 2018, the Company entered into a loan agreement (the “June 2018 Frommer Loan Agreement”) with Jeremy Frommer, an officer of the Company, whereby the Company issued Frommer a promissory note in the principal amount of $10,000 (the “June 2018 Frommer Note”). As additional consideration for entering in the June 2018 Frommer Note Loan Agreement, the Company issued Frommer a four-year warrant to purchase 30,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the June 2018 Frommer Loan Agreement, the June 2018 Frommer Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018 (the “June 2018 Frommer Maturity Date”) at which time all outstanding principal, accrued and unpaid interest are due under the June 2018 Frommer Loan.  Subsequent to the balance sheet date, on November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued 40,854 warrants to purchase common stock of the Company at an exercise price of $0.30.

The First July 2018 Schiller Loan Agreement

On July 3, 2018, the Company entered into a loan agreement (the “First July 2018 Schiller Loan Agreement”) with Schiller, a member of the Board, whereby the Company issued Schiller a promissory note of $35,000 (the “First July 2018 Schiller Note”). As additional consideration for entering in the First July 2018 Schiller Loan Agreement, the Company issued Schiller a four-year warrant to purchase 75,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the agreement, the note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018 at which time all outstanding principal, accrued and unpaid interest were due under the First July 2018 Schiller Loan.  Subsequent to the balance sheet date, on November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued 142,987 warrants to purchase common stock of the Company at an exercise price of $0.30.

The Second July 2018 Schiller Loan Agreement

On July 17, 2018, the Company entered into a loan agreement (the “Second July 2018 Schiller Loan Agreement”) with Schiller, a member of the Board, whereby the Company issued Schiller a promissory note of $25,000 (the “Second July 2018 Schiller Note”). As additional consideration for entering in the Second July 2018 Schiller Loan Agreement, the Company issued Schiller a four-year warrant to purchase 75,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the Second July 2018 Schiller Loan Agreement, the Second July 2018 Schiller Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018 at which time all outstanding principal, accrued and unpaid interest were due under the Second July 2018 Schiller Loan. Subsequent to the balance sheet date, on November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued 101,900 warrants to purchase common stock of the Company at an exercise price of $0.30.

The First July 2018 Rosen Loan Agreements

On July 12, 2018, the Company entered into a loan agreement (the “First July 2018 Rosen Loan Agreement”) with Rosen, an officer of the Company, whereby the Company issued Rosen a promissory note of $10,000 (the “First July 2018 Rosen Note”). Pursuant to the First July 2018 Rosen Loan Agreement, the note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018 at which time all outstanding principal, accrued and unpaid interest are due under the First July 2018 Rosen Note. Subsequent to the balance sheet date, on November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued 27,534 warrants to purchase common stock of the Company at an exercise price of $0.30.

The Second July 2018 Rosen Loan Agreements

On July 18, 2018, the Company entered into a loan agreement (the “Second July 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $50,000 (the “Second July 2018 Rosen Note”) resulting from the conversion of a demand note. As additional consideration for entering into the Second July 2018 Rosen Loan Agreement, the Company issued Rosen a four-year warrant to purchase 150,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the Second July 2018 Rosen Loan Agreement, the Second July 2018 Rosen Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018 at which time all outstanding principal, accrued and unpaid interest are due under the Second July 2018 Rosen Note. Subsequent to the balance sheet date, on November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued 203,967 warrants to purchase common stock of the Company at an exercise price of $0.30.

Line of credit – related party

On May 9, 2017, the Company entered into a Revolving Line of Credit (the “Grawin LOC”) with Grawin, LLC, a limited liability company controlled by Rosen, a related party. The Grawin LOC was established for a period of twelve months, with a maturity date of May 2018, in which the Company can borrow principal up to $130,000. The Grawin LOC bears interest at a rate of 18%. On June 8, 2018 the Grawin LOC’s maturity date was extended to June 1, 2019.

During the nine months ended September 30, 2018, the Company converted $130,000 of principal and $30,626 of unpaid interest into the August 2018 Equity Raise (as defined below).

Demand loan

On June 6, 2018, the Company’s related party made non-interest bearing loans of $50,000 to the Company in the form of cash. The loan is due on demand and unsecured. On July 12, 2018, this note was converted into The Second July 2018 Rosen Loan Agreements.

Note 9 – Capital Leases Payable

Capital lease obligation consisted of the following:

		September 30, 2018	December 31, 2017

(i)	Capital lease obligation to a financing company for a term of five (5) years, collateralized by equipment, with interest at 10.0% per annum, with principal and interest due and payable in monthly installments of $383.10	$4,732	$4,732

	Less current maturities	(4,732)	(4,732)

	Capital lease obligation, net of current maturities	-	-

	Total Capital Lease Obligation	$4,732	$4,732

The capital leases mature as follows:

2018:		$4,732	$4,732

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

As of September 30, 2018, the Company has undeclared Series A dividends of $0.

See below for discussion of conversion of Series A in relation to the private placement closing in August 2018.

Series B Cumulative Convertible Preferred Stock

On December 21, 2015, 20,000 shares of preferred stock were designated as Series B Cumulative Convertible Preferred Stock (“Series B”). Each share of Series B shall have a stated value equal to $100.00 (as adjusted for any stock dividends, combinations or splits with respect to such shares) (the “Series B Stated Value”).

The holders of outstanding shares of Series B shall be entitled to receive preferential dividends at the rate of 6% per share per annum on the Series B Stated Value, but before any dividend or other distribution will be paid or declared and set apart for payment on any shares of any Junior Stock as defined. Such dividends shall compound annually and be fully cumulative and shall accumulate from the date of original issuance of the Series B, and shall be payable quarterly, in arrears, commencing on the first day of the calendar quarter following the date on which the Series B is issued. Upon the occurrence of an Event of Default as defined below and while such Event of Default is outstanding, such dividend rate shall be increased to 15% per annum on the Series B Stated Value. At the Corporation’s option, such dividend payments may be made in (i) cash (ii) additional shares of Series B valued at the Series B Stated Value thereof, in an amount equal to 100% of the cash dividend otherwise payable or (iii) a combination of cash and additional shares of Series B, provided there is not an existing current Event of Default on the date on which a dividend payment is payable, in which event the Holder entitled to receive such dividend may elect to receive such dividends in cash or additional shares of Series B Preferred.

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

During the year ended December 31, 2016 the conversion price was adjusted to $0.197.

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

As of September 30, 2018, the Company has undeclared Series B dividends of $0.

See below for discussion of conversion of Series B in relation to the private placement closing in August 2018.

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

During the nine months ended September 30, 2018, the Company issued 610,000 shares of its restricted common stock to consultants in exchange for services at a fair value of $116,300. These shares were recorded as common stock issued for prepaid services and will be expensed over the life of the consulting contract to share based payments. During the nine months ended September 30, 2018 the Company recorded $72,835 to share based payments.

August 2018 Equity Raise

Effective August 31, 2018 (the “Effective Date”), the Company consummated the initial closing (the “Initial Closing”) of a private placement offering of its securities of up to $5,000,000 (the “August 2018 Equity Raise”). In connection with the Initial Closing, the Company entered into definitive securities purchase agreements (the “Purchase Agreements”) with 37 accredited investors (the “Purchasers”) for aggregate gross proceeds of $1,155,832. Pursuant to the Purchase Agreement, the Purchasers purchased an aggregate of 4,623,328 shares of common stock at $0.25 per share and received warrants to purchase 4,623,328 shares of common stock at an exercise price of $0.30 per share (the “Purchaser Warrants”, collectively, the “Securities”). Further, pursuant to the Purchase Agreements, the Company expects to have two additional closings within the next 180 days and has already received commitments for an additional $2,022,996 in capital, bringing the total dollar amount committed to the Offering in excess of $3,000,000. Additionally, the Purchasers may participate in a subsequent offering of the Company’s securities in an aggregate amount of up to 50% of the subsequent offering on the twenty-four (24) month anniversary of the close of the Third Closing (as defined in the Securities Purchase Agreement) of the Private Offering. Investors have deposited $208,428 for future closings of the August 2018 Equity Raise. This amount has been recorded as a liability on the balance sheet.

The Purchaser Warrants are exercisable for a term of five years from the Initial Exercise Date (as defined in the Purchaser Warrants).

In connection with the August 2018 Equity Raise, the Company will issue 2,200,000 shares of Common Stock, will pay fees of $135,825 and will grant warrants to purchase 81,584 shares of common stock at an exercise price of $0.30 per share for services rendered as the Company’s placement agent in the Private Offering. The company has recorded $375,082 to stock issuances costs, and is part of Additional Paid-in Capital.

Letter Agreements for the Conversion of Debt and Preferred Stock

In connection with the August 2018 Equity Raise, the Company entered into those certain letter agreements (the “Debt Conversion Agreements”) with certain holders of its debt securities (the “Debt Holders”), for the conversion of an aggregate amount of $7,992,570 of principal and $1,028,772 of accrued but unpaid interest of the Company’s debt obligations into 45,106,731 shares of Common Stock at a conversion price equal to $0.20 per share. Additionally, as inducement to enter into the Debt Conversion Agreement, the Debt Holders were issued warrants to purchase 22,553,390 shares of Common Stock at an exercise price equal to $0.30 per share, expiring five years from the date of issuance (the “Incentive Debt Warrants”). The Company recorded a Loss on extinguishment of debt of $2,914,917 in connection with of the debt conversions. See Notes 6, 7 and 8.

Concurrently with its entrance in the Debt Conversion Agreements, the Company entered into those letter agreements (the “Preferred Stock Conversion Agreements”) with certain holders (the “Preferred Holders”) of its Series A Cumulative Convertible Preferred Stock and Series B Cumulative Convertible Preferred Stock (the “collectively, the Preferred Stock”) whereby the Preferred Holders converted 38,512 shares of the Preferred Stock into an aggregate of 26,866,582.00 shares of Common Stock at conversion prices equal to $0.19683 per share for Series A and $0.164 per share for Series B. As in an inducement to enter into the Preferred Stock Conversion Agreements, the Preferred Holders were issued warrants to purchase 13,433,305 shares of Common Stock at an exercise price equal to $0.30 per share, expiring five years from the date of issuance (the “Incentive Preferred Warrants”, and together with the Incentive Debt Warrants, the “Incentive Warrants”). The Company recorded an inducement of $2,016,634 in connection with of the Preferred conversions and is recorded as an adjustment to net loss attributable to common shareholders,  on the statements of operations.

Stock Options

The Company applied fair value accounting for all share-based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

At September 30, 2018 and 2017, the aggregate intrinsic value of options outstanding and exercisable was $1,000 and $1,000, respectively.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $ 261,837.99 and $560,794, for the nine months ended September 30, 2018 and 2017, respectively.

The Company did not issue any new options during the nine months ended September 30, 2018.

Warrants

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for warrants granted during the nine months ended September 30, 2018 are as follows:

September 30, 2018
Exercise price	$0.20-.030
Expected dividends	0%
Expected volatility	102% - 107%
Risk free interest rate	2%-3%
Expected life of warrant	4 - 5 years

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2017	46,193,779	$0.24
Granted	57,197,956	0.27
Exercised	(50,000)	0.40
Forfeited/Cancelled	-	-
Outstanding and Exercisable – September 30, 2018	103,341,735	$0.26

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.26	103,341,735	4.01	0.26	103,341,735	0.26

During the nine months ended September 30, 2018, a total of 2,758,833 warrants were issued with promissory notes (See Note 6 above). The warrants have a grant date fair value of $478,064 using a Black-Scholes option-pricing model and the above assumptions.

During the nine months ended September 30, 2018, a total of 10,481,016 warrants were issued with convertible notes (See Note 7 above). The warrants have a grant date fair value of $1,284,683 using a Black-Scholes option-pricing model and the above assumptions.

During the nine months ended September 30, 2018, a total of 1,863,000 warrants were issued with notes payable – related party (See Note 8 above). The warrants have a grant date fair value of $358,030 using a Black-Scholes option-pricing model and the above assumptions.

During the nine months ended September 30, 2018, a total of 1,403,500 warrants were issued with convertible notes payable – related party (See Note 8 above). The warrants have a grant date fair value of $162,834 using a Black-Scholes option-pricing model and the above assumptions.

During the nine months ended September 30, 2018, a total of 40,691,607 warrants were issued with the August 2018 Equity Raise (See above). The warrants have a grant date fair value of $5,741,297 using a Black-Scholes option-pricing model and the above assumptions.

Note 11 – Commitments and Contingencies

Lease Agreements

On May 5, 2018, the Company signed a 5-year lease for approximately 2,300 square feet of office space at 2050 Center Avenue suite 640, Fort lee, New Jersey 07024. Commencement date of the lease is June 1, 2018. Total amount due under this lease is $411,150.

Rent expense for the three and nine months ended September 30, 2018 was $20,557 and $146,056 respectively, and was $66,569 and $144,425, respectively, for the three and nine months ended September 30, 2017.

Note 12 – Revision of Prior Year Financial Statements:

The Company’s correction of accrued dividends was a result of the following:

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

As a result of the aforementioned correction of accounting errors, the relevant financial statements have been revised as follows:

Effects on respective financial statements are as noted below:

	December 31, 2017
	As Previously Reported	Adjustment	As Revised
Balance Sheet
Current Liabilities
Accrued dividends	$472,444	$(472,444)	$-
Total Current Liabilities	$4,159,644	$(472,444)	$3,687,200
Total Liabilities	$8,017,183	$(472,444)	$7,544,739

Stockholders’ Equity
Total Stockholders’ Equity	$7,839,751	$(472,444)	$7,367,307

	For the nine months ended September 30, 2017
	As Previously Reported after Adoption of ASU 2017-11	Adjustments		As Revised
Statement of Operations
Deemed dividend	$-	$		$203,365
Net loss attributable to common stockholders	$(6,377,874)		$(203,365)	$(6,581,239)
Basic and diluted loss per share	$(0.17)	$		(0.17)

Statements of Cash Flows
Supplementary Disclosure of Non-Cash Investing And Financing Activities
Deemed dividend	$-		$203,365	$203,365

	For the three months ended September 30, 2017
	As Previously Reported after Adoption of ASU 2017-11	Adjustments	As Revised
Statement of Operations
Deemed dividend	$-	$	$74,014
Net loss attributable to common stockholders	$(3,421,965)	$(74,014)	$(3,495,979)
Basic and diluted loss per share	$(0.09)	$	(0.09)

Note 13 – Subsequent Events

Second Closing of August 2018 Equity Raise

On or about October 30, 2018, the Company consummated the second closing (the “Second Closing”) of the August 2018 Equity Raise. In connection with the Second Closing, the Company entered into definitive securities purchase agreements (the “Purchase Agreements) with an additional 9 accredited investors (the “Purchasers”) for aggregate gross proceeds of $161,000. Pursuant to the Purchase Agreements, the Purchasers purchased an aggregate of 644,000 shares of common stock at $0.25 per share and received warrants to purchase 644,000 shares of common stock at an exercise price of $0.30 per share (the “Purchaser Warrants”, collectively, the “Securities”). More details regarding the Company’s August 2018 Equity Raise may be found in the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2018.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the nine months ended September 30, 2018 and 2017, included elsewhere in this report.

The Company develops technology-based solutions designed to solve for challenges that have resulted from disruption within the broad digital media and content generation business environment. Jerrick’s flagship product Vocal is a long-form, digital publishing platform focused on supporting content creators with content management tools that are embedded within digital communities. Vocal is architected to enable targeted marketing of branded content and e-commerce opportunities in long-form content.

Vocal serves as a versatile home for content creators and brands. The platform supports multiple forms of content such as: short videos, podcasts, music, and written word. This pace of activity is expected to increase.

We partner with content creators and brands that recognize difficulties inherent in the digital advertising space and can benefit from branded content marketing opportunities available on publishing platforms like Vocal.

During the remainder of the fourth quarter of 2018 and first half of Fiscal Year 2019, Jerrick plans to launch additional revenue lines, including brand subscriptions to access the platform and its community of creators as well as a subscription model for creator upgrade tools. The Company also intends to release further enhancements to the Vocal editor and introduce additional social and user analytics features. Further, in 2019 the Company plans to introduce Software as a Service (SaaS) subscriptions to the Vocal platform.

Results of Operations

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2018 compared to December 31, 2017:

	September 30, 2018	December 31, 2017	Increase / (Decrease)
Current Assets	$232,879	$112,376	$120,503
Current Liabilities	2,603,869	3,687,200	(1,083,331)
Working Capital Deficit	$(2,370,990)	$(3,574,824)	$1,203,834

At September 30, 2018, we had a working capital deficit of $2,370,990 as compared to a working capital deficit of $3,574,824 at December 31, 2017, a decrease of $1,203,834. The decrease is primarily attributable to the increase in cash and prepaid expenses and a decrease in accounts payable and other accrued expenses, demand loan, line of credit and notes payable. These changes were offset by an increase convertible notes current.

Net Cash

Net cash used in operating activities for the nine months ended September 30, 2018 and 2017, was $3,447,763 and $2,476,844 respectively. The net loss for the nine months ended September 30, 2018 and 2017 was $10,052,160 and $6,377,874, respectively. This change is primarily attributable to the net loss for the current period offset by share-based payments in the amount of $329,857 to employees and consultants for services rendered, the accretion of debt discount and debt issuance costs of $2,039,589 due to the incentives given with debentures, and a loss on extinguishment of debt of $3,370,505, and a loss on settlement of debt of $15,275 for the incentives given to amend or convert debt in addition to a change in accounts payable and accrued expenses of $848,171. These increases were offset by gain on settlement of vendor liabilities of $2,886 and a change in accounts receivable of $5,632 during the nine months ended September 30, 2018.

Net cash used in investing activities for the nine months ended September 30, 2018 and 2017 was $24,084 and $0, respectively. This change is attributable to the cash paid for leasehold improvements.

Net cash provided by financing activities for the nine months ended September 30, 2018 and 2017 was $3,547,074 and $2,397,028. During the 2018 period, the Company was predominantly financed by issuance of common stock, debt and related party notes of $1,155,832, $1,525,154 and $315,000, respectively to fund operations. In addition, the Company received $208,428 from investors for the second close of the August 2018 equity raise. These increases were offset by repayment of line of credit, notes and related party notes of $44,996, $214,939 and $163,305, respectively. The Company also paid $166,761 and $35,115 for debt issuance and stock issuance costs during the nine months ended September 30, 2018.

Summary of Statements of Operations for the Three Months Ended September 30, 2018 and 2017:

	Three Months Ended
	September 30, 2018	September 30, 2017
Revenue	$25,119	$11,244
Operating expenses	(907,707)	(1,418,386)
Loss from operations	(882,588)	(1,407,142)
Other expenses	(4,664,704)	(2,014,823)
Net loss	$(5,547,292)	$3,421,965)
Loss per common share – basic and diluted	$(0.12)	$(0.09)

Revenue

Revenue was $25,119 for the three months ended September 30, 2018, as compared to $11,244 for the comparable three months ended September 30, 2017, an increase of $13,875. The increase in revenue is primarily attributable to the Company’s transitioning from legacy businesses to generating revenue through native advertising, branded marketing, and affiliate sales, resulting from the creation of genre specific, user generated content community websites. As part of that transition, the Company focused its efforts throughout 2018 on the development of its proprietary Vocal software platform to support the scalability of its business model.

Operating Expenses

Operating expenses for the three months ended September 30, 2018 were $907,707 as compared to $1,418,386 for the three months ended September 30, 2017. The decrease of $510,679 in operating expenses is the result of a reduction in accounts payable and a decrease in consulting fees, partially offset by an increase in employee compensation.

Loss from Operations

Loss from operations for the three months ended September 30, 2018 was $882,588 as compared to loss of $1,407,142 for the three months ended September 30, 2017. The decrease in the loss from operations is partially attributable to an increase in revenue but primarily due to a company-wide effort to reduce operating expenses while creating efficiencies in the revenue generating process.

Other Income (Expenses)

Other income (expenses) for the three months ended September 30, 2018 was $(4,664,704), as compared to $(2,014,823) for the three months ended September 30, 2017. Other expenses during the three months ended September 30, 2018 was comprised of interest expense of $(279,163) on notes and related party notes, accretion of debt discount and issuance cost of $(1,449,656) due to the incentives given with debentures, loss on extinguishment of debt of $(2,938,719), and a gain on settlement of debt of $1,011 for the incentives given to amend or convert debt. During the three months ended September 30, 2017, other expenses were comprised of interest expense of $(228,120) on notes and related party notes and accretion of debt discount and issuance cost of $(800,614) due to the incentives given with debentures, gain on extinguishment of debt of $2,079 for the incentives given to amend or convert debt.

Net Loss

Net loss attributable to common shareholder for three months ended September 30, 2018, was $7,608,573, or loss per share of $0.12, as compared to a net loss of $3,495,979, or loss per share of $0.09, for the three months ended September 30, 2017.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Summary of Statements of Operations for the Nine Months Ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30, 2018	September 30, 2017
Revenue	$65,391	$105,345
Operating expenses	(3,837,259)	(3,488,117)
Loss from operations	(3,771,868)	(3,382,772)
Other expenses	(6,280,292)	(2,995,102)
Net loss	$(10,052,160)	$(6,377,874)
Loss per common share – basic and diluted	$(0.25)	$(0.17)

Revenue

Revenue was $65,391 for the nine months ended September 30, 2018, as compared to $105,345 for the comparable nine months ended September 30, 2017, a decrease of $39,954. The decrease in revenue is primarily attributable to the Company’s transitioning from legacy businesses to generating revenue through native advertising, branded marketing, and affiliate sales, resulting from the creation of genre specific, user generated content community websites. As part of that transition, the Company focused its efforts throughout 2018 on the development of its proprietary Vocal software platform to support the scalability of its business model.

Operating Expenses

Operating expenses for the nine months ended September 30, 2018 were $3,837,259 as compared to $3,488,117 for the nine months ended September 30, 2017. The increase of $349,142 in operating expenses is the result of specific short-term expenses incurred in the first half of Fiscal Year 2018, including share-based payments, an increase in Jerrick's salesforce personnel, and elimination of accrued payables through June 2018, as well as a $719,151 increase in General and Administrative expenses related to the continued development of the Vocal platform and a $12,841 increase in compensation. These increased operating expenses were offset by a $382,850 decrease in consulting and professional fees due to the reorganization of management and related duties.

Loss from Operations

Loss from operations for the nine months ended September 30, 2018 was $3,771,868 as compared to loss of $3,382,772 for the nine months ended September 30, 2017. The increase in the loss from operations is primarily attributable to an increase in expenses related to the continued development of the Vocal platform and the launch of additional content, the decrease in sales and operating as a publicly traded company.

Other Income (Expenses)

Other income (expenses) for the nine months ended September 30, 2018 was $(6,280,292), as compared to $(2,995,102) for the nine months ended September 30, 2017. Other expenses during the nine months ended September 30, 2018 was comprised of interest expense of $(888,359) on notes and related party notes, accretion of debt discount and issuance cost of $(2,039,589) due to the incentives given with debentures, loss on extinguishment of debt of $(3,370,505), and a gain on settlement of debt of $2,886 for the incentives given to amend or convert debt. During the nine months ended September 30, 2017, other expenses were comprised of interest expense of $(372,825) on notes and related party notes and accretion of debt discount and issuance cost of $(1,525,514) due to the incentives given with debentures, loss on extinguishment of debt of $(923,822) for the incentives given to amend or convert debt.

Net Loss Attributable to Common Shareholders

Net loss attributable to common shareholder for nine months ended September 30, 2018, was $12,243,026, or loss per share of $0.25, as compared to a net loss attributable to common shareholders of $6,581,239, or loss per share of $0.17, for the nine months ended September 30, 2017. From the 2017 to 2018 periods, in addition to items explained above, the Company experienced a slight decrease in deemed dividends and a $2 million increase related to the issuance of additional securities as inducement to convert convertible preferred stock.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Off-Balance Sheet Arrangements

As of September 30, 2018, we have no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on May 17, 2018 except with respect to the risk factors in our registration statements as set forth on Form S-1 filed with the Securities and Exchange Commission on October 24, 2018, as to which all such risk factors of the registration statements are incorporated herein by reference thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

4.2	Form of Incentive Warrant (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.4	Form of Series A Preferred Stock Conversion Letter Agreement (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.5	Form of Series B Preferred Stock Conversion Letter Agreement (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.6	Form of Convertible Note Conversion Letter Agreement (incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.7	Form of Promissory Note Conversion Letter Agreement (incorporated by reference to Exhibit 10.7 to the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERRICK MEDIA HOLDINGS, INC.

Date: November 19, 2018	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)