Form 10-K
period 2018-12-31
Jerrick Media Holdings, Inc.
filed 2019-04-01
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51872

JERRICK MEDIA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0645394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2050 Center Avenue, Suite 640

Fort Lee, NJ 07024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2018, based on a closing price of $0.22 was $5,400,658. As of March 28, 2019, the registrant had 134,256,350 shares of its common stock, par value $0.001 per share, outstanding.

Documents Incorporated By Reference: None.

i

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

General

Jerrick is a technology company focused on the development of digital communities, marketing of branded digital content, and e-commerce opportunities relative to particular communities. Jerrick’s flagship product is Vocal, a proprietary digital publishing platform, that enables creators of long form content and rich media to reach an engaged audience through a growing portfolio of genre-specific branded websites.

Through Vocal and other associated social media channels and outlets, we produce and distribute a variety of digital media content. The content for each branded community in our portfolio and for distribution through other media channels, is derived from internal generation, user contributions, and external collaborations. The content includes, but is not limited to: videos, imagery, articles, e-books, film, and television projects. Revenue is generated in a variety of ways, including: (i) the sale of native advertising and marketing services related to our content, including but not limited to branded content campaigns and affiliate marketing; (ii) marketing and branding consulting; (iii) affiliate sales; (iv) platform processing fees; (v) the sale of genre-specific products related to our brands and, licensing of our content for download-to-own services; and (vi) royalties and production fees for original content, created for either film, television, or digital end-markets. Demand and pricing for our advertising depends on our user base and overall market conditions. We also drive additional demand through integrated sales of digital advertising inventory, through our marketing services, and by providing unique branded entertainment and custom sponsorship opportunities to our advertisers. Our advertising and e-commerce revenues may be affected by the strength of advertising markets and general economic conditions and may fluctuate depending on the success of our content, as measured by the number of people visiting our websites at any given time.

Our Strategy

We developed the Vocal platform, designed to develop and cost-effectively engage content creators, to enable them to reach their audience and monetize their content. In addition to providing relevant content, our technology is centered on efficiency and scalability, through a growing variety of topics, and output through a growing number of distribution methods.

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

Our Website Communities

We developed genre-specific websites, designed to create self-sustaining communities, with each revolving around a specific topic or theme. The creation of these websites is driven by two factors: (i) the potential for monetization opportunities, and (ii) by the topical content provided by our users.

Intellectual Property

We regard our technology and other proprietary rights as essential to our business. We rely on trade secrets, confidentiality procedures, contract provisions, and trademark law to protect our technology and intellectual property. We also license technology from third parties. We have also entered into confidentiality agreements with our consultants and corporate partners and intend to control access to and distribution of our products, documentation, and other proprietary information.

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

Competition

We face competition in a number of aspects of our business, and particularly from other companies that seek to connect people with information on the web similar to ours, and provide them with relevant advertising. We believe we have a competitive advantage due to the underlying designs and processes of our platform Vocal. Competitive factors include community cohesion, interaction and size, website or mobile platform and application ease-of-use and accessibility, user engagement, system reliability, reliability of delivery and payment, and quality of content.

Some current and potential competitors have longer operating histories, larger user bases and greater brand recognition in their respective internet sectors than we do. Other online sites with similar business models may be acquired by, receive investments from, or enter into other commercial relationships with well-established and well-financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote more resources to website, mobile platforms and applications and systems development than we can.

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

There has been a trend toward industry consolidation among our competitor, and so smaller competitors today may become larger competitors in the future. If our competitors are more successful than we are at generating traffic, our revenues may decline.

Employees

As of April 1, 2019, we had 24 full-time employees, and 1 full-time contractors. None of our employees are subject to a collective bargaining agreement, and we believe that our relationship with our employees is good.

Description of Property

As of June 4, 2018, our corporate headquarters which houses operations and support personnel, is located at 2050 Center Ave, Suite 640, Fort Lee NJ 07024, an office consisting of a total of 2,300 square feet. The current lease term is effective June 5, 2018 through July 5, 2023, with monthly rent of $5,612 for the first year and increases at a rate of 3% for each subsequent year thereafter.

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

Item 1A. Risk Factors.

RISK FACTORS

RISKS RELATED TO JERRICK MEDIA’S BUSINESS

doubt about our ability to continue as a going concern may hinder our ability to obtain future financing.

As reflected in the accompanying audited consolidated financial statements, the Company had a net loss of approximately $11.9 million for the year ended December 31, 2018, and a working capital deficit and accumulated deficit of approximately $2.3 million and approximately $36.5 million respectively, at December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern through April 1, 2020.

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

Based on the report from out independent auditors dated April 1, 2019, management stated that our financial statements for the period ended December 31, 2018, were prepared assuming that we would continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our operating subsidiary has been in existence for approximately two years. Our limited operating history means that there is a high degree of uncertainty in our ability to: (i) develop and commercialize our products; (ii) achieve market acceptance; or (iii) respond to competition. Additionally, even if we do implement our business plan, we may not be successful. No assurances can be given as to exactly when, if at all, we will be able to recognize profits high enough to sustain our business. We face all the risks inherent in a new business, including the expenses, difficulties, complications, and delays frequently encountered in connection with conducting operations, including capital requirements. Given our limited operating history, we may be unable to effectively implement our business plan, which would result in a loss of your investment.

WE have assumed A significant amount of debt and our operations may not be able to generate sufficient cash flows to meet our debt obligations, which could reduce our financial flexibility and adversely impact our operations.

Currently the Company has considerable convertible notes, related party notes and lines of credit outstanding with various debtors. Our ability to make payments on such indebtedness will depend on our ability to generate cash flow. The Company may not generate sufficient cash flow from operations to enable us to repay this indebtedness and to fund other liquidity needs, including capital expenditure requirements. Such indebtedness could affect our operations in several ways, including the following:

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

WE FACE RISKS ARISING FROM ACQUISITIONS.

We may pursue strategic acquisitions in the future. Risks in acquisition transactions include difficulties in the integration of acquired businesses into our operations and control environment, difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing clients of the acquired entities, assumed or unforeseen liabilities that arise in connection with the acquired businesses, the failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses, and unfavorable market conditions that could negatively impact our growth expectations for the acquired businesses. Fully integrating an acquired company or business into our operations may take a significant amount of time. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions and other strategic transactions. These risks may prevent us from realizing the expected benefits from acquisitions and could result in the failure to realize the full economic value of a strategic transaction or the impairment of goodwill and/or intangible assets recognized at the time of an acquisition. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time.

Our business depends on strong brands and relationships, and if we are not able to maintain our relationships and enhance our brands, our ability to expand our base of users, advertisers and affiliates will be impaired and our business and operating results could be harmed.

Maintaining and enhancing our brands’ profiles may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain the brands’ profiles, or if we incur excessive expenses in this effort, our business and operating results could be harmed. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands’ profiles may become increasingly difficult   and expensive. Maintaining and enhancing our brands will depend largely on our ability to be a technology leader and to continue to provide attractive products and services, which we may not do successfully.

IF WE FAIL TO RETAIN EXISTING USERS OR ADD NEW USERS, OR IF OUR USERS DECREASE THEIR LEVEL OF ENGAGEMENT WITH OUR PRODUCTS, OUR REVENUE, FINANCIAL RESULTS, AND BUSINESS MAY BE SIGNIFICANTLY HARMED.

The size of our user base and our user’s level of engagement are critical to our success. Our financial performance will be significantly determined by our success in adding, retaining, and engaging active users of our products, particularly Vocal. We anticipate that our active user growth rate will generally decline over time as the size of our active user base increases, and it is possible that the size of our active user base may fluctuate or decline in one or more markets, particularly in markets where we have achieved higher penetration rates. If people do not perceive Vocal to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other content management systems and publishing platforms that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Our user engagement patterns have changed over time, and user engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors could potentially negatively affect user retention, growth, and engagement, including if:

●	users increasingly engage with other competitive products or services;

●	we fail to introduce new features, products or services that users find engaging or if we introduce new products or services, or make changes to existing products and services, that are not favorably received;

●	user behavior on any of our products changes, including decreases in the quality and frequency of content shared on our products and services;

●	there are decreases in user sentiment due to questions about the quality or usefulness of our products or our user data practices, or concerns related to privacy and sharing, safety, security, well-being, or other factors;

●	we are unable to manage and prioritize information to ensure users are presented with content that is appropriate, interesting, useful, and relevant to them;

●	we are unable to obtain or attract engaging third-party content;

●	users adopt new technologies where our products may be displaced in favor of other products or services, or may not be featured or otherwise available;

●	there are changes mandated by legislation, regulatory authorities, or litigation that adversely affect our products or users;

●	technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience, such as security breaches or failure to prevent or limit spam or similar content;

●	we adopt terms, policies, or procedures related to areas such as sharing, content, user data, or advertising that are perceived negatively by our users or the general public;

●	we elect to focus our product decisions on longer-term initiatives that do not prioritize near-term user growth and engagement;

●	we make changes in how we promote different products and services across our family of apps;

●	initiatives designed to attract and retain users and engagement are unsuccessful or discontinued, whether as a result of actions by us, third parties, or otherwise;

●	we fail to provide adequate customer service to users, marketers, developers, or other partners;

●	we, developers whose products are integrated with our products, or other partners and companies in our industry are the subject of adverse media reports or other negative publicity, including as a result of our or their user data practices; or

●	our current or future products, such as our development tools and application programming interfaces that enable developers to build, grow, and monetize mobile and web applications, reduce user activity on our products by making it easier for our users to interact and share on third-party mobile and web applications.

If we are unable to maintain or increase our user base and user engagement, our revenue and financial results may be adversely affected. Any decrease in user retention, growth, or engagement could render our products less attractive to users, marketers, and developers, which is likely to have a material and adverse impact on our revenue, business, financial condition, and results of operations. If our active user growth rate continues to slow, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization in order to drive revenue growth.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, THE VALUE OF OUR BRANDS AND OTHER INTANGIBLE ASSETS MAY BE DIMINISHED, AND OUR BUSINESS MAY BE ADVERSELY AFFECTED.

We rely and expect to continue to rely on a combination of confidentiality, assignment, and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect our proprietary rights. In the United States and internationally, we have filed various applications for protection of certain aspects of our intellectual property, and we currently hold a number of registered trademarks and issued patents in multiple jurisdictions and have acquired patents and patent applications from third parties.  Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have generally taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business. In addition, we regularly contribute software source code under open source licenses and have made other technology we developed available under other open licenses, and we include open source software in our products. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brands and other intangible assets may be diminished and competitors may be able to more effectively mimic our products, services, and methods of operations. Any of these events could have an adverse effect on our business and financial results.

WE ARE SUBJECT TO PAYMENT PROCESSING RISK.

We accept payments using a variety of different payment methods, including credit and debit cards and direct debit. We rely on internal systems as well as those of third parties to process payments. Acceptance and processing of these payment methods are subject to certain certifications, rules and regulations. To the extent there are disruptions in our or third-party payment processing systems, material changes in the payment ecosystem, failure to recertify and/or changes to rules or regulations concerning payment processing, we could be subject to fines and/or civil liability, or lose our ability to accept credit and debit card payments, which would harm our reputation and adversely impact our results of operations.

WE ARE SUBJECT TO RISK AS IT RELATES TO SOFTWARE THAT WE LICENSE FROM THIRD PARTIES.

We license software from third parties, much of which is integral to our systems and our business. The licenses are generally terminable if we breach our obligations under the license agreements. If any of these relationships were terminated or if any of these parties were to cease doing business or cease to support the applications we currently utilize, we may be forced to spend significant time and money to replace the licensed software.

FAILURES OR REDUCED ACCESSIBILITY OF THIRD-PARTY SOFTWARE ON WHICH WE RELY COULD IMPAIR THE AVAILABILITY OF OUR PLATFORM AND APPLICATIONS AND ADVERSELY AFFECT OUR BUSINESS.

We license software from third parties for integration into our Vocal platform, including open source software. These licenses might not continue to be available to us on acceptable terms, or at all. While we are not substantially dependent upon any third-party software, the loss of the right to use all or a significant portion of our third-party software required for the development, maintenance and delivery of our applications could result in delays in the provision of our applications until we develop or identify, obtain and integrate equivalent technology, which could harm our business.

Any errors or defects in the hardware or software we use could result in errors, interruptions, cyber incidents or a failure of our applications. Any significant interruption in the availability of all or a significant portion of such software could have an adverse impact on our business unless and until we can replace the functionality provided by these applications at a similar cost. Furthermore, this software may not be available on commercially reasonable terms, or at all. The loss of the right to use all or a significant portion of this software could limit access to our platform and applications. Additionally, we rely upon third parties’ abilities to enhance their current applications, develop new applications on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. We may be unable to effect changes to such third-party technologies, which may prevent us from rapidly responding to evolving customer requirements. We also may be unable to replace the functionality provided by the third-party software currently offered in conjunction with our applications in the event that such software becomes obsolete or incompatible with future versions of our platform and applications or is otherwise not adequately maintained or updated.

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

CHANGES TO FEDERAL, STATE OR INTERNATIONAL LAWS OR REGULATIONS APPLICABLE TO OUR COMPANY COULD ADVERSELY AFFECT OUR BUSINESS.

Our business is subject to a variety of federal, state and international laws and regulations, including those with respect privacy, data, and other laws. These laws and regulations, and the interpretation or application of these laws and regulations, could change. In addition, new laws or regulations affecting our business could be enacted. These laws and regulations are frequently costly to comply with and may divert a significant portion of management’s attention. If we fail to comply with these applicable laws or regulations, we could be subject to significant liabilities which could adversely affect our business.

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

Our website addresses, or domain names, are critical to our business. We currently own more than 415 domain names. However, the regulation of domain names is subject to change, and it may be difficult for us to prevent third parties from acquiring domain names that are similar to ours, that infringe our trademarks or that otherwise decrease the value of our brands. If we are unable to obtain or maintain key domain names for the various areas of our business, our ability to operate and grow our business may be impaired.

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

Even though we have our shares quoted on the OTCQB, a consistently active trading market for our Common Stock may not exist.  You may not be able to sell your shares quickly or at the current market price if trading in our stock is not active.  You may lose all or a part of your investment.  The market price of our Common Stock may be highly volatile and subject to wide fluctuations in response to a variety of factors and risks, many of which are beyond our control.  In addition to the risks noted elsewhere in this Annual Report on Form 10-K, some of the other factors affecting our stock price may include:

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

We may, in the future, issue additional SHARES OF COMMON STOCK, which would reduce investors’ percent of ownership and dilute our share value

Our Articles of Incorporation authorize the issuance of 300,000,000 shares of Common Stock, and 20,000,000 shares of preferred stock. Currently the Company has issued 0 shares of Series A Preferred, 0 shares of Series B Preferred and 0 of Series D Convertible Preferred Stock (the “Series D Preferred”). Additionally, the Company has issued warrants to purchase 116,333,122 shares of our common stock at an exercise price of $0.20. As of April 1, 2019, the Series A Preferred, Series B Preferred and Series D Preferred, are convertible into 0 shares of the Company’s common stock, subject to adjustment. As of April 1, 2019, the Company has issued options exercisable into 17,649,990 shares. In addition, the Company has convertible notes outstanding that convert into 4,114,764 shares of the Company’s common stock at a conversion rate of $0.20. Assuming all of the Company’s currently outstanding preferred stock be converted and all outstanding warrants and options be exercised and all convertible notes be converted, the Company would have to issue an additional 138,097,876 shares of common stock representing 102%  of our current issued and outstanding common stock. The future issuance of this Common Stock would result in substantial dilution in the percentage of our Common Stock held by our then existing shareholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our Common Stock.

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

WE MAY ISSUE ADDITIONAL SHARES OF PREFERRED STOCK IN THE FUTURE THAT MAY ADVERSELY IMPACT YOUR RIGHTS AS HOLDERS OF OUR COMMON STOCK.

Our articles of incorporation authorize us to issue up to issue up to 20,000,000 shares of preferred stock in various classes. As of April 1, 2019 there are 134,256,350 outstanding shares of common stock. Currently, the Company has issued 0 shares of Series A Preferred, 0 shares of Series B Preferred and 0 shares of Series D Preferred stock outstanding. As of April 1, 2019, our outstanding preferred stock is convertible into 0 shares of the Company’s Common Stock. Our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue additional shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our Common Stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the Common Stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of Common Stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as a holder of Common Stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters which houses operations and support personnel, is 2050 Center Ave, Suite 640, Fort Lee NJ 07024, an office consisting of a total of 2,300 square feet. The current lease term is effective through August 5, 2023, with monthly rent of $5,612.00 for the first year and increases at a rate of 3% for each subsequent year thereafter.

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

(b) Holders of Common Equity

As of April 1, 2019, there were approximately 266 stockholders of record. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

There are currently 17,649,990 outstanding options to purchase our securities with a weighted exercise price of $0.42 per option. Currently, the Company has 350,010 available options to issue under its Plan (as defined below).

The Company has accrued 500,000 options to be issued either under the 2015 Stock Incentive and Award Plan if and when the authorized shares under such plan are increased, or upon the approval of a new Stock Incentive and Award Plan, in both instances to be approved by the shareholders.

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

(e) Unregistered Sales of Equity Securities

During the year ended December 31, 2018, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q as listed below. All of the securities discussed in this Item 5(e) were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

The January 2018 Rosen Loan Agreement

On January 16, 2018, the Company entered into a loan agreement (the “January 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $60,000 (the “January 2018 Rosen Note”). The January 2018 Rosen Note is secured by Jeremy Frommer, whereas upon default Mr. Frommer would owe his own personal default shares of the Company’s common stock to Rosen equal to the amount of principal outstanding divided by 0.20. Pursuant to the January 2018 Rosen Loan Agreement, the January 2018 Rosen Note bears interest at a rate of 6% per annum and is payable on the maturity date of January 31, 2018 (the “January 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the secured term loan in the principal amount of $1,000,000 issued by Mr. Rosen are due. During the year ended December 31, 2018, the Company repaid $60,000 in principal and $200 in interest and the loan is no longer outstanding.

The January 2018 Gordon Loan Agreement

On January 16, 2018, the Company entered into a loan agreement (the “January 2018 Gordon Loan Agreement”) with Mr. Christopher Gordon (“Gordon”), whereby the Company issued Gordon a promissory note in the principal amount of $40,000 (the “January 2018 Gordon Note”). The January 2018 Gordon Note is secured by Jeremy Frommer, whereas upon default Mr. Frommer would owe his own personal default shares of the Company’s common stock to Gordon equal to the amount of principal outstanding divided by 0.20. Pursuant to the January 2018 Gordon Loan Agreement, the January 2018 Gordon Note bears interest at a rate of 6% per annum and payable on the maturity date of January 31, 2018 (the “January 2018 Gordon Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the January 2018 Gordon Note are due. During the year ended December 31, 2018, the Company repaid $40,000 in principal and $105 in interest and the loan is no longer outstanding.

The February 2018 Note

On February 8, 2018, the Company issued a convertible note to a third-party lender totaling $40,750 (the “February 2018 Note”). The February 2018 Note accrues interest at 18% per annum and matures with interest and principal both due on February 8, 2020. In addition, the Company issued a warrant to purchase 81,500 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $0.20 per share for a period of five years from the issue date. The Company recorded a $7,963 debt discount relating to the warrants issued to the investor based on the relative fair value of each equity instrument on the dates of issuance and an original issue discount of $5,298. The debt discount is being accreted over the life of the note. The February 2018 Note and accrued interest is convertible at a conversion price of $0.20 per share, subject to adjustment. During the year ended December 31, 2018 the Company repaid $40,750 of principal and $3,548 of unpaid interest and the loan is no longer outstanding.

The First March 2018 Rosen Loan Agreement

On March 4, 2018, the Company entered into a loan agreement (the “First March 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $10,000 (the “First March 2018 Rosen Note”). As additional consideration for entering in the First March 2018 Rosen Note Loan Agreement, the Company issued Rosen a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the First March 2018 Rosen Loan Agreement, the First March 2018 Rosen Note bears interest at a rate of 12% per annum and is payable on the maturity date of March 19, 2018 (the “First March 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the First March 2018 Rosen Note was due. During the year ended December 31, 2018, the Company repaid $10,000 in principal and $260 in interest and the loan is no longer outstanding.

The Second March 2018 Rosen Loan Agreement

On March 9, 2018, the Company entered into a loan agreement (the “Second March 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $15,000 (the “Second March 2018 Rosen Note”). As additional consideration for entering in the Second March 2018 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 15,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the Second March 2018 Rosen Loan Agreement, the Second March 2018 Rosen Note bears interest at a rate of 12% per annum and is payable on the maturity date of March 24, 2018 (the “Second March 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Second March 2018 Rosen Note was due. During the year ended December 31, 2018, the Company repaid $15,000 in principal and $365 in interest and the loan is no longer outstanding.

The Third March 2018 Rosen Loan Agreement

On March 13, 2018, the Company entered into a loan agreement (the “Third March 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $10,000 (the “Third March 2018 Rosen Note”). As additional consideration for entering in the Third March 2018 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the Third March 2018 Rosen Loan Agreement, the Third March 2018 Rosen Note bears interest at a rate of 12% per annum and is payable on the maturity date of March 28, 2018 (the “Third March 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Third March 2018 Rosen Note was due. During the year ended December 31, 2018, the Company repaid $10,000 in principal and $230 in interest and the loan is no longer outstanding.

The May 2018 Schiller Loan Agreement

On May 2, 2018, the Company entered into a loan agreement (the “May 2018 Schiller Loan Agreement”) with Schiller, a member of the Board, whereby the Company issued Schiller a promissory note in the principal amount of $100,000 (the “May 2018 Schiller Note”). As additional consideration for entering in the May 2018 Schiller Loan Agreement, the Company issued Schiller a four-year warrant to purchase 300,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the May 2018 Schiller Loan Agreement, the May 2018 Schiller Note bears interest at a rate of 13% per annum and is payable on the maturity date of February 02, 2019 (the “May 2018 Schiller Maturity Date”). During the year ended December 31, 2018, the Company converted $100,000 of principal and $4,369 of unpaid interest into the August 2018 Equity Raise (as defined below) and the loan is no longer outstanding.

The June 2018 Frommer Loan Agreement

On June 29, 2018, the Company entered into a loan agreement (the “June 2018 Frommer Loan Agreement”) with Jeremy Frommer, an officer of the Company, whereby the Company issued Frommer a promissory note in the principal amount of $10,000 (the “June 2018 Frommer Note”). As additional consideration for entering in the June 2018 Frommer Note Loan Agreement, the Company issued Frommer a four-year warrant to purchase 30,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the June 2018 Frommer Loan Agreement, the June 2018 Frommer Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018 (the “June 2018 Frommer Maturity Date”). On November 8, 2018 the Company executed an agreement that extended the maturity date of the June 2018 Frommer Loan Agreement to March 7, 2019. As part of the extension agreement, the Company issued Frommer an additional 40,854 warrants to purchase common stock of the Company at an exercise price of $0.30. On March 29, 2019, the Company executed an agreement to further extend the maturity date of the June 2018 Frommer Loan Agreement to May 15, 2019.

The First July 2018 Schiller Loan Agreement

On July 3, 2018, the Company entered into a loan agreement (the “First July 2018 Schiller Loan Agreement”) with Schiller, a member of the Board, whereby the Company issued Schiller a promissory note in the principal aggregate amount of $35,000 (the “First July 2018 Schiller Note”). As additional consideration for entering in the First July 2018 Schiller Loan Agreement, the Company issued Schiller a four-year warrant to purchase 75,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the agreement, the note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018.  Subsequent to the balance sheet date, on November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued Schiller warrants to purchase 142,987 shares of common stock of the Company at an exercise price of $0.30. On March 29, the Company executed an agreement to further extend the maturity date of this loan to May 15, 2019.

The Second July 2018 Schiller Loan Agreement

On July 17, 2018, the Company entered into a loan agreement (the “Second July 2018 Schiller Loan Agreement”) with Schiller, a member of the Board, whereby the Company issued Schiller a promissory note in the principal aggregate amount of $25,000 (the “Second July 2018 Schiller Note”). As additional consideration for entering in the Second July 2018 Schiller Loan Agreement, the Company issued Schiller a four-year warrant to purchase 75,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the Second July 2018 Schiller Loan Agreement, the Second July 2018 Schiller Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018. On November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued Schiller warrants to purchase 101,900 shares of common stock of the Company at an exercise price of $0.30. On March 29, the Company executed an agreement to further extend the maturity date of this loan to May 15, 2019.

The First July 2018 Rosen Loan Agreements

On July 12, 2018, the Company entered into a loan agreement (the “First July 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal aggregate amount of $10,000 (the “First July 2018 Rosen Note”). Pursuant to the First July 2018 Rosen Loan Agreement, the note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018. Subsequent to the On November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued Rosen warrants to purchase 27,534 shares of common stock of the Company at an exercise price of $0.30. On March 29, the Company executed an agreement to further extend the maturity date of this loan to May 15, 2019.

The Second July 2018 Rosen Loan Agreements

On July 18, 2018, the Company entered into a loan agreement (the “Second July 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal aggregate amount of $50,000 (the “Second July 2018 Rosen Note”) resulting from the conversion of a demand note (as described below). As additional consideration for entering into the Second July 2018 Rosen Loan Agreement, the Company issued Rosen a four-year warrant to purchase 150,000 shares of the Company’s common stock at a purchase price of $0.20 per share. The Second July 2018 Rosen Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018. On November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued Rosen warrants to purchase 203,967 shares of common stock of the Company at an exercise price of $0.30. On March 29, the Company executed an agreement to further extend the maturity date of this loan to May 15, 2019.

The November 2018 Rosen Loan Agreement

On November 29, 2018, the Company entered into a loan agreement (the “November 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $25,000 (the “November 2018 Rosen Note”). As additional consideration for entering in the November 2018 Rosen Note Loan Agreement, the Company issued Rosen a four-year warrant to purchase 25,000 shares of the Company’s common stock at a purchase price of $0.30 per share. The November 2018 Rosen Note bears interest at a rate of 6% per annum and is payable on the maturity date of December 23, 2018. During the year ended December 31, 2018, the Company repaid $25,000 of principal and $33 of unpaid interest and the loan is no longer outstanding.

The December 2018 Rosen Loan Agreement

On December 27, 2018, the Company entered into a loan agreement (the “December 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $75,000 (the “December 2018 Rosen Note”). As additional consideration for entering in the December 2018 Rosen Note Loan Agreement, the Company issued Rosen a four-year warrant to purchase 75,000 shares of the Company’s common stock at a purchase price of $0.30 per share. The December 2018 Rosen Note bears interest at a rate of 6% per annum and is payable on the maturity date of January 26, 2019. On March 29, the Company executed an agreement to further extend the maturity date of this loan to May 15, 2019.

The December 2018 Gravitas Capital Loan Agreement

On December 27, 2018, the Company entered into a loan agreement (the “December 2018 Gravitas Capital Loan Agreement”) with Gravitas Capital, whereby the Company issued Gravitas Capital a promissory note in the principal amount of $50,000 (the “December 2018 Gravitas Capital Note”). As additional consideration for entering in the December 2018 Gravitas Capital Note Loan Agreement, the Company issued Gravitas Capital a four-year warrant to purchase 50,000 shares of the Company’s common stock at a purchase price of $0.30 per share. The December 2018 Gravitas Capital Note bears interest at a rate of 6% per annum and is payable on the maturity date of January 27, 2019. In January 2019, the Company repaid $50,000 in principal and $250 in interest, and the loan is no longer outstanding.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the years ended December 31, 2018 and 2017, included elsewhere in this report.

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

During the first half of Fiscal Year 2019, Jerrick plans to launch additional revenue lines, including brand subscriptions to access the platform and its community of creators as well as a subscription model for content creator upgrade tools. The Company also intends to release further enhancements to the Vocal editor and introduce additional social and user analytics features. Further, in 2019 the Company plans to introduce Software as a Service (SaaS) subscriptions to the Vocal platform.

Results of Operations

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2018 compared to December 31, 2017:

	December 31, 2018	December 31, 2017	Increase / (Decrease)
Current Assets	$6,500	$112,376	$(105,876)
Current Liabilities	$2,569,584	$3,687,200	$(1,117,616)
Working Capital Deficit	$(2,563,084)	$(3,574,824)	$1,011,740

At December 31, 2018, we had a working capital deficit of $2,563,084 as compared to a working capital deficit of $3,574,824 at December 31, 2017, a decrease of $1,011,740. The decrease is primarily attributable to the decrease in accounts payable and other accrued expenses, demand loan, line of credit and notes payable. These were offset by a decrease in cash.

Net Cash

Net cash used in operating activities for the years ended December 31, 2018 and 2017, was $4,972,814 and $3,852,552, respectively. The net loss for the years ended December 31, 2018 and 2017 was $12,013,542 and $8,751,586, respectively. This change is primarily attributable to the net loss for the current period offset by share-based payments in the amount of $346,954 to employees and consultants for services rendered, the accretion of debt discount and debt issuance costs of $2,090,286 due to the incentives given with debentures, and a loss on extinguishment of debt of 3,610,049, and a gain on settlement of debt of $16,257 for the incentives given to amend or convert debt in addition to a change in accounts payable and accrued expenses of $1,039,690. These increases were offset by gain on settlement of vendor liabilities of $122,886 and a change in accounts receivable of $5,175 during the year ended December 31, 2018.

Net cash used in investing activities for the years ended December 31, 2018 and 2017 was $27,605 and $14,662, respectively. This change is attributable to the cash paid for leasehold improvements.

Net cash provided by financing activities for the years ended December 31, 2018 and 2017 was $4,889,368 and $3,803,771. During the 2018 period, the Company was predominantly financed by issuance of common stock, debt and related party notes of $2,787,462, $2,366,987 and $764,852, respectively to fund operations. These increases were offset by repayment of line of credit, notes and related party notes of $44,996, $491,189 and $205,000, respectively. The Company also paid $166,761 and $35,115 for debt issuance and stock issuance costs during the year ended December 31, 2018.

Summary of Statements of Operations for the Years Ended December 31, 2018 and 2017:

	Year Ended
	December 31, 2018	December 31, 2017
Revenue	$80,898	$95,653
Gross Margin	$80,898	$95,653
Operating Expenses	$(5,767,153)	$(5,657,981)
Loss from operations	$(5,686,255)	$(5,562,328)
Other Expenses	$(6,327,287)	$(3,189,258)
Net loss	$(12,013,542)	$(8,751,586)
Loss per common share – basic and diluted	$(0.21)	$(0.23)

Revenue

Revenue was $80,898 for the year ended December 31, 2018, as compared to $95,653 for the comparable year ended December 31, 2017, a decrease of $14,755. The decrease in revenue is primarily attributable to the Company’s transitioning from legacy businesses to generating revenue through native advertising, branded marketing, and affiliate sales, resulting from the creation of genre specific, user generated content community websites. As part of that transition, the Company focused its efforts throughout 2018 on the development of its proprietary Vocal software platform to support the scalability of its business model.

Operating Expenses

Operating expenses for the year ended December 31, 2018 were $5,767,153 as compared to $5,657,981 for the year ended December 31, 2017. The increase of $109,172 in operating expenses is the result of an increase in consulting fees, offset by a reduction in employee compensation.

Loss from Operations

Loss from operations for the year ended December 31, 2018 was $5,686,255 as compared to loss of $5,562,328 for the year ended December 31, 2017. The increase in the loss from operations is primarily due to increased expenses due to the continued development of the Vocal platform and relocation expenses, offset by a Company-wide effort to reduce operating expenses while creating efficiencies in the revenue generating process.

Other Income (Expenses)

Other income (expenses) for the year ended December 31, 2018 was $(6,327,287) as compared to $(3,189,258) for the year ended December 31, 2017. Other expenses during the year ended December 31, 2018 was comprised of interest expense of $(923,008) on notes and related party notes, accretion of debt discount and issuance cost of $(2,090,286) due to the incentives given with debentures, loss on extinguishment of debt of $(3,453,137), and a gain on settlement of liabilities of $139,144 for the incentives given to amend or convert debt. During the year ended December 31, 2017, other expenses were comprised of interest expense of $(477,005) on notes and related party notes and accretion of debt discount and issuance cost of $(1,828,027) due to the incentives given with debentures, gain on extinguishment of liabilities of $169,984 for the incentives given to amend or convert debt.

Net Loss

Net loss attributable to common shareholder for year ended December 31, 2018, was $14,204,408, or loss per share of $0.21, as compared to a net loss of $9,048,909, or loss per share of $0.23, for the year ended December 31, 2017.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Off-Balance Sheet Arrangements

As of December 31, 2018, we have no off-balance sheet arrangements.

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

Adoption of ASU 2017-11

As noted above, in connection with the securities purchase agreement and debt transactions during the year ended December 31, 2017, the Company issued warrants and convertible notes, to purchase common stock with an exercise price of $0.20 and a five-year term. Upon issuance of the warrants and convertible notes, the Company evaluated the note agreement to determine if the agreement contained any embedded components that would qualify the agreement as a derivative. The Company identified certain equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions, requiring the Company to classify the warrants and convertible notes as a derivative liability. The Company changed its method of accounting for the convertible notes and warrants through the early adoption of ASU 2017-11 during the year ended December 31, 2017 on a retrospective basis. Accordingly, the Company recorded the warrant derivative and conversion option derivative liabilities to additional paid in capital upon issuance.

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

Basis of Presentation - Interim Financial Information

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

As of December 31, 2018, the Company’s consolidated subsidiaries and/or entities are as follows:

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Computer equipment and software	3
Furniture and fixture	5
Leasehold improvements	5

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

On January 2, 2013, the Company purchased a minority interest in a business for proceeds of $83,333. The interest is accounted for under the cost method. The Company tests the carrying value annually for impairment. The company recorded an impairment of minority investment of $83,333 during the year ended December 31, 2017.

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

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605), using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The impact of adopting the new revenue standard was not material to our condensed consolidated financial statements and there was no adjustment to beginning retained earnings on January 1, 2018.

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, we satisfy a performance obligation.

Revenue disaggregated by revenue source for the years ended December 31, 2018 and 2017 consists of the following:

	Year Ended December 31,
	2018	2017
Branded content	$60,485	14,190
Affiliate sales	11,553	10,016
Other revenue	8,860	71,447
	$80,898	$95,653

Branded Content

Branded content represents the revenue recognized from the Company’s obligation to create and publish branded articles for the Client on the Vocal platform and promote said stories, tracking engagement for the Client. The performance obligation is satisfied when the Company successfully publishes the articles on its platform and meets any required promotional milestones as per the contract. The revenue is recognized over time as the services are performed.

Below are the significant components of a typical agreement pertaining to branded content revenue:

●	The Company will collect fixed fees ranging from $1,000 to $15,000

●	The articles are created and published within three months of the signed agreement, or as previously negotiated with the Client

●	The articles are promoted per the contract and engagement reports are provided to the Client

●	The Client pays 50% at signing and 50% upon completion

●	Most contracts include provisions for Clients to acquire content rights at the end of the campaign for a flat fee

Affiliate sales

Affiliate sales represents the commission the Company receives when a purchase is made through affiliate links placed within content hosted on the Vocal platform. Affiliate revenue is earned on a "click through" basis, upon referring visitors, via said links, to an affiliate's site and having them complete a specific outcome, most commonly a product purchase. The Company uses multiple affiliate platforms, such as Skimlinks, to form and maintain thousands of vendor relationships. Each vendor establishes their own commission percentage, which typically range from 2-20%. The revenue is recognized upon receipt as reliable estimates could not be made.

Deferred Revenue

Deferred revenue consists of billings and payments from clients in advance of revenue recognition. As of December 31, 2018, the Company had deferred revenue of $9,005. The Company will typically record this as revenue within the next three months as the performance obligations are met.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried when the Company uploads the articles and reaches the required number of views on the platform. We make estimates for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers. The Company did not record an allowance during the years ended December 31, 2018 and 2017.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the year ended December 31, 2018 and 2017 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Series A Preferred stock	-	192,567
Series B Preferred stock	-	40,929
Options	17,649,990	17,749,990
Warrants	110,859,062	46,193,779
Convertible notes - related party	2,889	7,080,128
Convertible notes	839,764	17,749,990
Totals	129,351,705	88,773,887

Reclassifications

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year presentation. These reclassifications did not affect the prior period total assets, total liabilities, stockholders’ deficit, net loss or net cash used in operating activities.

Recently Adopted Accounting Guidance

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The adoption of ASU 2016-09 did not have a material effect on its financial position or results of operations or cash flows.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which we adopted for interim and annual reporting periods beginning after December 15, 2017. The adoption of ASU 2016-10 did not have a material effect on its financial position or results of operations or cash flows.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The adoption of ASU 2016-12 did not have a material effect on its financial position or results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The adoption of ASU 2016-15 did not have a material effect on its financial position or results of operations or cash flows.

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

Adoption of ASU 2017-11

As noted above, in connection with the securities purchase agreement and debt transactions during the year ended December 31, 2017, the Company issued warrants and convertible notes, to purchase common stock with an exercise price of $0.20 and a five-year term. Upon issuance of the warrants and convertible notes, the Company evaluated the note agreement to determine if the agreement contained any embedded components that would qualify the agreement as a derivative. The Company identified certain equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions, requiring the Company to classify the warrants and convertible notes as a derivative liability. The Company changed its method of accounting for the convertible notes and warrants through the early adoption of ASU 2017-11 during the year ended December 31, 2017 on a retrospective basis. Accordingly, the Company recorded the warrant derivative and conversion option derivative liabilities to additional paid in capital upon issuance.

Recent Accounting Guidance Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, lessees will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective for us on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11 , “Leases (Topic 842) - Targeted Improvements,” which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. As of January 1, 2019, the Company adopted ASU 2016-02 and has recorded a right-of-use asset and lease liability on the balance sheet for its operating leases. We elected to apply certain practical expedients provided under ASU 2016-02 whereby we will not reassess(i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also do not expect to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We expect to account for lease and non-lease components separately because such amounts are readily determinable under our lease contracts and because we expect this election will result in a lower impact on our balance sheet.

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

December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Jerrick Media Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Jerrick Media Holdings, Inc. (the Company) as of December 31, 2018, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Other Matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at December 31, 2018 and a net loss and net cash used from operating activities for the year then ended. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2019.

Somerset, New Jersey

April 1, 2019

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

Salt Lake City, UT

May 17, 2018

Jerrick Media Holdings, Inc.

Consolidated Balance Sheet

	December 31, 2018	December 31, 2017

Assets

Current Assets
Cash	$-	$111,051
Accounts receivable	6,500	1,325
Total Current Assets	6,500	112,376

Property and equipment, net	42,443	48,056

Deferred offering costs	143,146	-

Security deposit	16,836	17,000

Total Assets	$208,925	$177,432

Liabilities and Stockholders’ Deficit

Current Liabilities
Cash overdraft	$33,573	$-
Accounts payable and accrued liabilities	1,246,207	1,462,106
Demand loan	-	10,366
Convertible Notes, net of debt discount and issuance costs	-	96,500
Current portion of capital lease payable	-	4,732
Note payable - related party, net of debt discount	1,223,073	1,249,000
Note payable, net of debt discount and issuance costs	49,926	689,500
Line of credit - related party	-	130,000
Line of credit	-	44,996
Deferred revenue	9,005
Deferred rent	7,800	-

Total Current Liabilities	2,569,584	3,687,200

Non-current Liabilities:
Deferred rent	6,150	-
Convertible Notes - related party, net of debt discount	314	1,345,246
Convertible Notes, net of debt discount and issuance costs	123,481	2,512,293

Total Non-current Liabilities	129,945	3,857,539

Total Liabilities	2,699,529	7,544,739

Commitments and contingencies

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value, 0 and 31,581 shares issued and outstanding, respectively	-	31
Series B Preferred stock, $0.001 par value, 0 and 8,063 shares issued and outstanding, respectively	-	8
Common stock par value $0.001: 300,000,000 shares authorized; 129,506,802 and 39,520,682 issued and outstanding as of December 31, 2018 and 2017 respectively	129,507	39,521
Additional paid in capital	33,977,295	14,387,247
Accumulated deficit	(36,545,065)	(21,775,107)
Less: Treasury stock, 220,000 and 220,000 shares, respectively	(52,341)	(19,007)
	(2,490,604)	(7,367,307)

Total Liabilities and Stockholders’ Deficit	$208,925	$177,432

The accompanying notes are an integral part of these consolidated financial statements.

Jerrick Media Holdings, Inc.

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017

Net revenue	$80,898	$95,653

Gross margin	80,898	95,653

Operating expenses
Compensation	2,378,664	2,742,459
Consulting fees	1,086,557	996,522
Research and Development	636,180	590,227
General and administrative	1,665,752	1,328,773

Total operating expenses	5,767,153	5,657,981

Loss from operations	(5,686,255)	(5,562,328)

Other income (expenses)
Interest expense	(923,008)	(477,005)
Accretion of debt discount and issuance cost	(2,090,286)	(1,828,027)
Change In derivative liability	-	(64,346)
Settlement of vendor liabilities	122,886	167,905
Loss on extinguishment of debt	(3,453,137)	(906,531)
Gain (loss) on settlement of debt	16,258	2,079
Impairment of minority investment	-	(83,333)

Other income (expenses), net	(6,327,287)	(3,189,258)

Loss before income tax provision	(12,013,542)	(8,751,586)

Income tax provision	-	-

Net loss	$(12,013,542)	$(8,751,586)

Deemed dividend	174,232	297,323
Inducement expense	2,016,634	-

Net loss attributable to common shareholders	(14,204,408)	(9,048,909)

Per-share data
Basic and diluted loss per share	$(0.21)	$(0.23)

Weighted average number of common shares outstanding	68,369,814	38,601,987

The accompanying notes are an integral part of these consolidated financial statements.

Jerrick Media Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2018 and 2017

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2016	33,314	33	8,063	8	914	1	33,894,582	33,895	-	-	10,075,941	(13,018,811)	(2,908,933)

Conversion of series A to common stock	(1,733)	(2)					1,146,307	1,146			3,566		4,710

Conversion of series D to common stock	-				(914)	(1)	266,325	266			(265)		-

Common stock issued to settle vendor liabilities	-						1,179,107	1,179			184,648		185,827

Stock based compensation	-						788,395	789			1,247,590		1,248,379

Stock warrants issued with note payable	-										2,487,904		2,487,904

Issuance of common stock for prepaid services	-						1,867,633	1,868			305,559		307,427

Common stock issued with note payable	-						378,333	378			82,304		82,682

Purchase of treasury stock									(220,000)	(19,007)			(19,007)

Dividends	-											(4,710)	(4,710)

Net loss for the year ended December 31, 2017	-											(8,751,586)	(8,751,586)

Balance, December 31, 2017	31,581	31	8,063	8	-	-	39,520,682	39,521	(220,000)	(19,007)	14,387,247	(21,775,107)	(7,367,307)

Common stock issued to settle vendor liabilities	-	-	-	-	-	-	18,750	19	-	-	3,356	-	3,375

Stock based compensation	-	-	-	-	-	-	1,636,981	1,636	-	-	545,669	-	547,305

Issuance of common stock and warrants in exchange for Series A and accrued dividend	(31,581)	(31)			-	-	22,249,750	22,250			2,177,904	-	2,200,123

Issuance of common stock and warrants in exchange for series B and accrued dividend			(8,063)		(8)		4,616,832	4,617			464,575		469,184

Cash received for common stock and warrants							11,149,848	11,150			2,776,312		2,787,462

Common stock and warrants issued upon conversion of notes payable							45,128,959	45,129			11,895,634		11,940,763

Stock issuance cost							4,200,000	4,200			(165,603)		(161,403)

Stock warrants issued with note payable	-	-	-	-	-	-	-	-	-	-	1,660,986	-	1,660,986

Issuance of common stock for prepaid services							610,000	610	-	-	115,690	-	116,300

Common stock issued with note payable	-	-	-	-	-	-	375,000	375	-	-	77,112	-	77,487

BCF issued with note payable	-	-	-	-	-	-	-	-	-	-	38,413	-	38,413

Purchase of treasury stock	-	-	-	-	-	-	-	-	-	(33,334)	-	-	(33,334)

Inducement expense	-	-	-	-	-	-	-	-	-	-	-	(2,016,635)	(2,016,635)

Dividends	-	-	-	-	-	-	-	-	-	-	-	(739,782)	(739,782)

Net loss for the year ended December 31, 2018	-	-	-	-	-	-	-	-	-	-	-	(12,013,542)	(12,013,542)

Balance, December 31, 2018	-	-	-	-	-	-	129,506,802	129,507	(220,000)	(52,341)	33,977,295	(36,545,066)	(2,490,605)

See accompanying notes to the consolidated financial statements

Jerrick Media Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,013,542)	$(8,751,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	42,218	38,435
Accretion of debt discount and issuance cost	2,090,286	1,828,027
Share-based compensation	346,954	1,262,377
Gain on settlement of vendor liabilities	(122,886)	(167,905)
Gain on settlement of debt	(16,257)	(2,079)
Impairment of minority investment	-	83,333
Change in fair value of derivative liability	-	64,346
Loss on extinguishment of debt	3,610,049	906,531
Changes in operating assets and liabilities:
Prepaid expenses	40,680	10,000
Accounts receivable	(5,175)	(1,325)
Security deposit	164	21,445
Deferred Revenue	9,005	-
Accounts payable and accrued expenses	1,039,690	855,849
Deferred Rent	6,000	-
Net Cash Used In Operating Activities	(4,972,814)	(3,852,552)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(27,605)	(14,662)
Net Cash Used In Investing Activities	(27,605)	(14,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	33,573	-
Net proceeds from issuance of notes	791,833	1,441,585
Repayment of notes	(264,939)	(100,000)
Proceeds from issuance of demand loan	50,000	-
Proceeds from issuance of convertible note	1,525,154	2,201,500
Repayment of convertible notes	(226,250)	(477,777)
Proceeds from issuance of convertible notes - related party	299,852	655,000
Proceeds from issuance of note payable - related party	465,000	529,000
Repayment of note payable - related party	(205,000)	(145,000)
Proceeds from issuance of common stock	2,787,462	-
Proceeds from issuance of line of credit - related party	-	130,000
Repayment of line of credit	(44,996)	(199,574)
Cash paid to preferred holder	(87,111)	-
Cash paid for debt issuance costs	(166,761)	(211,956)
Cash paid for stock issuance costs	(35,115)	-
Purchase of treasury stock	(33,334)	(19,007)
Net Cash Provided By Financing Activities	4,889,368	3,803,771

Net Change in Cash	(111,051)	(63,443)

Cash - Beginning of Year	111,051	174,494

Cash - End of Year	$-	$111,051

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$64,892	$3,534

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of vendor liabilities	$123,750	$353,732
Debt discount on convertible note	$-	$1,006,753
Debt discount on related party note payable	$-	$198,702
Debt discount on note payable	$-	$483,745
Beneficial conversion feature on convertible notes	$38,413	$-
Accrued dividends	$174,232	$217,985
Warrants issued with debt	$1,133,820
Issuance of common stock for prepaid services	$116,300	$-
Derivative liability ceases to exist	$-	$383,993
Conversion of note payable and interest into convertible notes	$341,442	$765,656
Deferred offering costs	$143,146
Issuance of common stock and warrants in exchange for Series A and accrued dividend	$2,200,123
Issuance of common stock and warrants in exchange for series B and accrued dividend	$469,184
Common stock and warrants issued upon conversion of notes payable	$11,940,763
Conversion of note payable - related party and interest into convertible notes - related party	$-	$801,026

The accompanying notes are an integral part of these consolidated financial statements.

Jerrick Media Holdings, Inc.

December 31, 2018 and 2017

Notes to the Consolidated Financial Statements

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

Basis of Presentation - Interim Financial Information

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

As of December 31, 2018, the Company’s consolidated subsidiaries and/or entities are as follows:

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Computer equipment and software	3
Furniture and fixture	5
Leasehold improvements	5

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

On January 2, 2013, the Company purchased a minority interest in a business for proceeds of $83,333. The interest was accounted for under the cost method. The Company tests the carrying value annually for impairment. The company recorded an impairment of minority investment of $83,333 during the year ended December 31, 2017.

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

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605), using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The impact of adopting the new revenue standard was not material to our condensed consolidated financial statements and there was no adjustment to beginning retained earnings on January 1, 2018.

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, we satisfy a performance obligation.

Revenue disaggregated by revenue source for the years ended December 31, 2018 and 2017 consists of the following:

	Year Ended December 31,
	2018	2017
Branded content	$60,485	14,190
Affiliate sales	11,553	10,016
Other revenue	8,860	71,447
	$80,898	$95,653

Branded Content

Branded content represents the revenue recognized from the Company’s obligation to create and publish branded articles for the Client on the Vocal platform and promote said stories, tracking engagement for the Client. The performance obligation is satisfied when the Company successfully publishes the articles on its platform and meets any required promotional milestones as per the contract. The revenue is recognized over time as the services are performed.

Below are the significant components of a typical agreement pertaining to branded content revenue:

●	The Company will collect fixed fees ranging from $1,000 to $15,000

●	The articles are created and published within three months of the signed agreement, or as previously negotiated with the Client

●	The articles are promoted per the contract and engagement reports are provided to the Client

●	The Client pays 50% at signing and 50% upon completion

●	Most contracts include provisions for Clients to acquire content rights at the end of the campaign for a flat fee

Affiliate sales

Affiliate sales represents the commission the Company receives when a purchase is made through affiliate links placed within content hosted on the Vocal platform. Affiliate revenue is earned on a "click through" basis, upon referring visitors, via said links, to an affiliate's site and having them complete a specific outcome, most commonly a product purchase. The Company uses multiple affiliate platforms, such as Skimlinks, to form and maintain thousands of vendor relationships. Each vendor establishes their own commission percentage, which typically range from 2-20%. The revenue is recognized upon receipt as reliable estimates could not be made.

Deferred Revenue

Deferred revenue consists of billings and payments from clients in advance of revenue recognition. As of December 31, 2018, the Company had deferred revenue of $9,005. The Company will typically record this as revenue within the next three months as the performance obligations are met.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried when the Company uploads the articles and reaches the required number of views on the platform. We make estimates for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers. The Company did not record an allowance during the years ended December 31, 2018 and 2017.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the year ended December 31, 2018 and 2017 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Series A Preferred stock	-	192,567
Series B Preferred stock	-	40,929
Options	17,649,990	17,749,990
Warrants	110,859,062	46,193,779
Convertible notes - related party	2,889	7,080,128
Convertible notes	839,764	17,749,990
Totals	129,351,705	88,773,887

Reclassifications

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year presentation. These reclassifications did not affect the prior period total assets, total liabilities, stockholders’ deficit, net loss or net cash used in operating activities.

Recently Adopted Accounting Guidance

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The adoption of ASU 2016-09 did not have a material effect on its financial position or results of operations or cash flows.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which we adopted for interim and annual reporting periods beginning after December 15, 2017. The adoption of ASU 2016-10 did not have a material effect on its financial position or results of operations or cash flows.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The adoption of ASU 2016-12 did not have a material effect on its financial position or results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The adoption of ASU 2016-15 did not have a material effect on its financial position or results of operations or cash flows.

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

Recent Accounting Guidance Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, lessees will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective for us on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11 , “Leases (Topic 842) - Targeted Improvements,” which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. As of January 1, 2019, the Company adopted ASU 2016-02 and has recorded a right-of-use asset and lease liability on the balance sheet for its operating leases. We elected to apply certain practical expedients provided under ASU 2016-02 whereby we will not reassess(i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also do not expect to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We expect to account for lease and non-lease components separately because such amounts are readily determinable under our lease contracts and because we expect this election will result in a lower impact on our balance sheet.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2018, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements, or April 1, 2020.

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

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	December 31, 2018	December 31, 2017
Computer Equipment	$223,574	$234,315
Furniture and Fixtures	61,803	61,803
Leasehold Improvements	25,446	-
	310,823	296,118
Less: Accumulated Depreciation	(268,380)	(248,062)
	$42,443	$48,056

Depreciation expense was $42,218 and $38,435 for the year ended December 31, 2018 and 2017, respectively.

Note 5 – Line of Credit

Line of credit as of December 31, 2018 and 2017 is as follows:

	Outstanding Balances as of
	December 31, 2018	December 31, 2017
Revolving Note	-	44,996
	$-	$44,996

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

The balance outstanding on the Revolving Note at December 31, 2018 and 2017 was $0 and $44,996, respectively.

Note 6 – Notes Payable

Notes payable as of December 31, 2018 and 2017 is as follows:

	Outstanding Principal as of				Warrants
	December 31, 2018	December 31, 2017	Interest Rate	Maturity Date	Quantity	Exercise Price
The February 2017 Offering	$-	$400,000	12%	September 1, 2017	2,450,000	$0.20
The June 2017 Loan Agreement	-	50,000	12%	September 1, 2017	35,000	0.20
The First November 2017 Loan Agreement	-	100,000	15%	January 12, 2018	-	-
The Second November 2017 Loan Agreement	-	50,000	15%	January 13, 2018	-	-
The Third November 2017 Loan Agreement	-	100,000	15%	January 13, 2018	-	-
July 2018 Loan Agreement	50,000	-	6%	August 2018	300,000	-
	50,000	700,000
Less: Debt Discount	-	(10,500)
Less: Debt Issuance Costs	(74)	-
	$49,926	$689,500

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

During the year ended December 31, 2018, the Company entered into three forbearance agreement whereby the Company issued the remaining investors of The February 2017 Offering five-year warrants to purchase 500,000 shares of the Company’s common stock at a purchase price of $0.20 per share. These warrants had a fair value of $ 70,219 which was recorded to loss on extinguishment of debt. The new maturity date of the February 2017 Loan Agreements were from July to September of 2018.

During the year ended December 31, 2018 the Company has repaid $131,606 of principal and $45,931 of unpaid interest. In addition, during the year ended December 31, 2018, the Company converted $268,394 of principal and $21,620 of unpaid interest into 1,444,867 shares of common stock. Upon conversion of the notes, the Company also issued 722,434 warrants with a grant date fair value of $104,124 which is recorded in Other income (expense) on the accompanying consolidated statement of operations.

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

During the year ended December 31, 2018 the Company repaid $50,000 principal and the debtor forgave the interest of $4,424, which was recorded as a gain on forgiveness of debt on the accompanying consolidated statement of operations.

The July 2017 Loan Agreement

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

The First November 2017 Loan Agreement

On November 28, 2017, the Company entered into a loan agreement (the “First November 2017 Loan Agreement”) with an individual (the “First November 2017 Lender”), the First November 2017 Lender issued the Company a promissory note of $100,000 (the “First November 2017 Note”). Pursuant to the First November 2017 Loan Agreement, the First November 2017 Note has interest of fifteen percent (15%), (i) five percent (5%) (i.e. $5,000) shall be payable in cash or convertible into shares of the Company’s restricted common stock at a rate of $0.20 per share, at the option of the Lender, at the Maturity Date; (ii) ten percent (10%) (i.e. $10,000) shall be paid in the form of the Company’s restricted common stock at a rate of $0.20 per share (equivalent to 50,000 shares of the Company’s common stock ). The maturity date of the First November 2017 Note was January 12, 2018 (the “First November 2017 Maturity Date”). On January 12, 2018, the First November 2017 Note and accrued but unpaid interest was converted into the Company’s August 2017 Convertible Note Offering.

The Second November 2017 Loan Agreement

On November 29, 2017, the Company entered into a loan agreement (the “Second November 2017 Loan Agreement”) with an individual (the “Second November 2017 Lender”), the Second November 2017 Lender issued the Company a promissory note of $50,000 (the “Second November 2017 Note”). Pursuant to the Second November 2017 Loan Agreement, the Second November 2017 Note has interest of fifteen percent (15%), (i) five percent (5%) (i.e. $2,500) shall be payable in cash or convertible into shares of the Company’s restricted common stock at a rate of $0.20 per share, at the option of the Lender, at the Maturity Date; (ii) ten percent (10%) (i.e. $5,000) shall be paid in the form of the Company’s restricted common stock at a rate of $0.20 per share (equivalent to 25,000 shares of the Company’s common stock ). The maturity date of the Second November 2017 Note was January 13, 2018 (the “Second November 2017 Maturity Date”). On January 12, 2018, the Second November 2017 Note and accrued but unpaid interest was converted into the Company’s August 2017 Convertible Note Offering.

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

On March 14, 2018, the Company entered into a loan agreement (the “March 2018 Loan Agreement”) with an individual (the “March 2018 Lender”), the March 2018 Lender issued the Company a promissory note of $50,000 (the “March 2018 Note”). Pursuant to the March 2018 Loan Agreement, the March 2018 Note bears interest at a rate of 12% per annum. As additional consideration for entering in the March 2018 Loan Agreement, the Company issued the March 2018 Lender a five-year warrant to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.20 per share. The maturity date of the March 2018 Note was March 29, 2018 (the “March 2018 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the March 2018 Note were due. On March 29, 2018, the March 2018 Note and accrued but unpaid interest was exchanged for a convertible note under the Company’s March 2018 Convertible Note Offering.

The May 2018 Offering

During the months of May and June 2018, the Company conducted multiple closings with accredited investors (the “May 2018 Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “May 2018 Investors”) for aggregate gross proceeds of $608,500.

The May 2018 Offering consisted of a maximum of $1,200,000 of units of the Company’s securities (each, a “May 2018 Unit” and collectively, the “May 2018 Units”), with each May 2018 Unit consisting of (i) a 13% promissory note (each, a “May 2018 Offering Note” and, together, the “May 2018 Offering Notes”), and (ii) a four-year warrant (“May 2018 Offering Warrant”) to purchase the number of shares of the Company’s common stock equal to three times the principal amount in dollars invested by such investor in each May 2018 Offering Note (the “May 2018 Warrant Shares”) at an exercise price of $0.20 per share (the “May Offering Warrant Exercise Price”), subject to adjustment upon the terms thereof. The May 2018 Offering Notes mature on the nine-month anniversary of their issuance dates.

The Company recorded a $215,032 debt discount relating to 1,825,500 May 2018 Offering Warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost. During August 2018, the Company converted all outstanding principal unpaid interest into the August 2018 equity raise.

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

During the nine months ended December 31, 2018, the Company converted $608,500 of principal and $723,780 of unpaid interest into the August 2018 equity raise (as defined below).

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

During the year ended December 31, 2018 the Company has repaid $50,000 of principal and $1,700 of unpaid interest.

August 2018 Loan Agreements

On August 30, 2018, the Company received gross proceeds of $33,333 from the issuance of a note payable. As additional consideration for entering into the debenture, the Company issued the investor a 4-year warrant to purchase 33,333 shares of the Company’s common stock at a purchase price of $0.20 per share. The Company recorded a $4,178 debt discount relating to these warrants issued to this investor based on the relative fair value of each equity instrument on the dates of issuance. The debt discount was fully accreted during the nine months ended December 31, 2018. On September 7, 2018 the Company has repaid $33,333 in principal.

Note 7 – Convertible Note Payable

Convertible notes payable as of December 31, 2018 and 2017 is as follows:

	Outstanding Principal as of						Warrants
	December 31, 2018	December 31, 2017	Interest Rate	Conversion Price		Maturity Date	Quantity	Exercise Price
The November 2016 Convertible Note Offering	$-	$25,000	10%	0.30		November 1, 2017	400,000	$0.30
The June 2017 Convertible Note Offering	-	71,500	12%	Not Applicable		September 1, 2017	114,700	0.20
The August 2017 Convertible Note Offering	-	2,943,884	15%	0.20	(*)	August – November 2019	14,716,419	0.20
The First December 2017 Note	-	100,000	15%	0.20	(*)	December 21, 2019	500,000	0.20
The February 2018 Convertible Note Offering	75,000	-	15%	0.20	(*)	January – February 2020	5,078,375	0.20
The January 2018 Note	-	-		0.20	(*)	January 12, 2020	343,806	0.20
The February 2018 Note	-	-	18%	0.20	(*)	February 8, 2020	81,500	0.20
The March 2018 Convertible Note Offering	75,000	-	14%	0.20	(*)	March – April 2020	4,806,833	0.20
	150,000	3,140,384
Less: Debt Discount	(17,280)	(452,022)
Less: Debt Issuance Costs	(9,239)	(79,569)
	123,481	2,608,793
Less: Current Debt	-	(96,500)
Total Long-Term Debt	$123,481	$2,512,293

(*)	As subject to adjustment as further outlined in the notes

The November 2016 Convertible Note Offering

During the months of November and December 2016, the Company issued convertible notes to third party lenders totaling $400,000 (the “November 2016 Convertible Note Offering”). These notes accrued interest at a rate of 10% per annum and matured with interest and principal both due between November 1, 2017 through December 29, 2017. The notes and accrued interest are convertible at a conversion price as defined therein. In addition, in connection with these notes the Company issued five-year warrants to purchase an aggregate of 400,000 shares of Company common stock at a purchase price of $0.30 per share. These investors converted $375,000 of principal and $30,719 of interest into the August 2017 Convertible Note Offering.

During the year December 2018, the Company converted $25,000 of principal and $4,417 of unpaid interest into the August 2018 Equity Raise (as defined below).

The June 2017 Convertible Note Offering

During the month of June 2017 the Company issued convertible notes to third party lenders totaling $71,500. These notes accrued interest at 12% per annum and matured with interest and principal both due on September 1, 2017. These notes and accrued interest may be converted into a subsequent offering at a 15% discount to the offering price are convertible at a conversion price as defined therein. In addition, the Company issued warrants to purchase 67,550 shares of Company common stock. These warrants entitle the holders to purchase the Company’s common stock at a purchase price of $0.20 per share for a period of five years from the issue date. As of December 31, 2017, the Company was currently in default on $71,500 in principal due on these notes. On February 8, 2018, the Company paid these notes and is no longer in default.

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

The August 2017 Convertible Note Offering

From August through November of 2017, the Company conducted multiple closings of a private placement offering to accredited investors (the “August 2017 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “August 2017 Investors”) for aggregate gross proceeds of $1,585,000. In addition, $1,217,177 of the Company’s short-term debt along with accrued but unpaid interest of $40,146 was converted into the August 2017 Convertible Note Offering. These conversions resulted in the issuance of 6,791,419 warrants with a fair value of $583,681 and an original issue discount of $101,561. These were recorded as a loss on extinguishment of debt.

The August 2017 Convertible Note Offering consisted of a maximum of $6,000,000 of units of the Company’s securities (each, a “August 2017 Unit” and collectively, the “August 2017 Units”), with each August 2017 Unit consisting of (a) a 15% Convertible Secured Promissory Note (each a “August 2017 Offering Note”, and together the “August 2017 Offering Notes”), convertible into shares of the Company’s common stock (“August 2017 Offering Conversion Shares”) at a conversion price of $0.20 per share (the “August 2017 Note Conversion Price”), and (b) a five-year warrant (each a “August 2017 Offering Warrant and together the “August 2017 Offering Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the August 2017 Offering Notes can be converted into (“August 2017 Offering Warrant Shares”) at an exercise price of $0.20 per share (“August 2017 Offering Warrant Exercise Price”). The August 2017 Offering Notes mature on the second (2nd) anniversary of their issuance dates.

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

During the year ended December 31, 2018, the Company converted $2,830,764 of principal and $409,287 of unpaid interest into the August 2018 Equity Raise (as defined below).

During the year ended December 31, 2018 the Company has repaid $114,000 of principal and $18,410 of unpaid interest.

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

During the year ended December 31, 2018, the Company converted $100,000 of principal and $10,292 of unpaid interest into the August 2018 Equity Raise (as defined below).

The February 2018 Convertible Note Offering

During the year ended December 31, 2018, the Company conducted multiple closings of a private placement offering to accredited investors (the “February 2018 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “February 2018 Investors”) for aggregate gross proceeds of $725,000. In addition, $250,000 of the Company’s short-term debt along with accrued but unpaid interest of $40,675 was exchanged for convertible debt in the February 2018 Offering. These conversions resulted in the issuance of 1,453,375 warrants with a fair value of $181,139. These were recorded as a loss on extinguishment of debt.

The February 2018 Convertible Note Offering consisted of a maximum of $750,000 of units of the Company’s securities (each, a “February 2018 Unit” and collectively, the “February 2018 Units”), with each February 2018 Unit consisting of (a) a 15% Convertible Secured Promissory Note (each a “February 2018 Convertible Note” and together the “February 2018 Convertible Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“February 2018 Conversion Shares”) at a conversion price of $0.20 per share (the “February 2018 Note Conversion Price”), and (b) a five-year warrant (each a “February 2018 Offering Warrant and together the “February 2018 Offering Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the February 2018 Convertible Notes can be converted into (“February 2018 Warrant Shares”) at an exercise price of $0.20 per share (“February 2018 Warrant Exercise Price”). The February 2018 Offering Notes mature on the second (2nd) anniversary of their issuance dates. The February 2018 Offering Notes are secured by a second priority security interest in the Company’s assets up to $1,000,000.

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

During the year ended December 31, 2018, the Company converted $940,675 of principal and $86,544 of unpaid interest into the August 2018 Equity Raise (as defined below).

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

During the year ended December 31, 2018, the Company exchanged $68,761 of principal and $7,212 of unpaid interest pursuant to the August 2018 Equity Raise (as defined below).

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

During the year ended December 31, 2018 the Company has repaid $40,750 of principal and $3,548 of unpaid interest.

The March 2018 Convertible Note Offering

During the year ended December 31, 2018, the Company conducted multiple closings of a private placement offering to accredited investors (the “March 2018 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “March 2018 Investors”) for aggregate gross proceeds of $770,000. In addition, $50,000 of the Company’s short-term debt, $767 accrued but unpaid interest and $140,600 of the Company’s vendor liabilities was exchanged for convertible debt within the March 2018 Convertible Note Offering. These conversions resulted in the issuance of 956,833 warrants with a fair value of $84,087. These were recorded as a loss on extinguishment of debt.

The March 2018 Convertible Note Offering consisted of a maximum of $900,000, with an over-allotment option of an additional $300,000 of units of the Company’s securities (each, a “March 2018 Unit” and collectively, the “March 2018 Units”), with each March 2018 Unit consisting of (a) a 14% Convertible Secured Promissory Note (each a “March 2018 Note” and together the “March 2018 Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at a conversion price of $0.20 per share (the “Conversion Price”), and (b) a four-year warrant (each a “Warrant and together the “Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the Notes can be converted into (“Warrant Shares”) at an exercise price of $0.20 per share (“Exercise Price”). The March 2018 Notes mature on the second (2nd) anniversary of their issuance dates.

The Conversion Price of the March 2018 Note and the Exercise Price of the Warrants are subject to adjustment for issuances of the Company’s common stock or any equity linked instruments or securities convertible into the Company’s common stock at a purchase price of less than the prevailing Conversion Price or Exercise Price. Such adjustment shall result in the Conversion Price and Exercise Price being reduced to such lower purchase price, subject to carve-outs as described therein.

The Company recorded a $254,788 debt discount relating to 4,806,833 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the year ended December 31, 2018, the Company converted $886,367 of principal and $51,293 of unpaid interest pursuant to the August 2018 Equity Raise (as defined below).

Note 8 – Related Party Loans

Convertible notes

Convertible notes payable – related party as of December 31, 2018 and 2017 is as follows:

	Outstanding Principal as of				Warrants
	December 31, 2018	December 31, 2017	Interest Rate	Maturity Date	Quantity	Exercise Price
The August 2017 Convertible Note Offering	$-	$1,416,026	15%	August – October 2019	4,589,466	$0.20
The Second December 2017 Note	-	100,000	15%	December 21, 2019	500,000	0.20
The February 2018 Convertible Note Offering	-	-	15%	January – February 2020	125,000	0.20
The Second February 2018 Note	-	-	20%	September 30, 2018	81,500	0.20
The March 2018 Convertible Note Offering	400	-	14%	March 2020	1,197,000	0.20
	400	1,516,026
Less: Debt Discount	(72)	(170,780)
Less: Debt Issuance Costs	-	-
	328	1,345,246
Less: Current Debt	-	-
Total Long-Term Debt	$328	$1,345,246

The August 2017 Convertible Note Offering

During the year ended December 31, 2017, the Company conducted multiple closings of a private placement offering to accredited investors (the “The August 2017 Convertible Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “August 2017 Investors”) for aggregate gross proceeds of $505,000. In addition, $645,000 of the Company’s short-term debt along with accrued but unpaid interest of $206,026 was converted into the August 2017 Convertible Offering. These conversions resulted in the issuance of 4,555,129 warrants with a fair value of $440,157 and the increase of principal of $60,000. These resulted in a loss on extinguishment of debt of $500,157.

The Company offered, through a placement agent, $6,000,000 of units of its securities (each, an “August 2017 Unit” and collectively, the “August 2017 Units”), with each August 2017 Unit consisting of (a) a 15% Convertible Secured Promissory Note (each a “August 2017 Note” and together the “August 2017 Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at a conversion price of $0.20 per share (the “Conversion Price”), and (b) a five-year warrant (each a “Warrant and together the “Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the Notes can be converted into (“Warrant Shares”) at an exercise price of $0.20 per share (“Exercise Price”). The August 2017 Notes mature on the second (2nd) anniversary of their issuance dates.

The Conversion Price of the August 2017 Note and the Exercise Price of the Warrants are subject to adjustment for issuances of the Company’s common stock or any equity linked instruments or securities convertible into the Company’s common stock at a purchase price of less than the prevailing Conversion Price or Exercise Price. Such adjustment shall result in the Conversion Price and Exercise Price being reduced to such lower purchase price, subject to carve-outs as described therein.

The Company recorded a $160,700 debt discount relating to 2,525,000 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost.

During the year ended December 31, 2018, the Company converted $1,416,026 of principal and $202,362 of unpaid interest pursuant to the August 2018 Equity Raise (as defined below).

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

During the year ended December 31, 2018, the Company converted $100,000 of principal and $10,542 of unpaid interest pursuant to the August 2018 Equity Raise (as defined below) and the note is no longer outstanding.

The February 2018 Convertible Note Offering

During the year ended December 31, 2018, the Company conducted multiple closings of a private placement offering to accredited investors (the “February 2018 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $25,000.

The February 2018 Convertible Note Offering consisted of a maximum of $750,000 of units of the Company’s securities (each, a “February 2018 Unit” and collectively, the “February 2018 Units”), with each February 2018 Unit consisting of (a) a 15% Convertible Secured Promissory Note (each a “February 2018 Note” and together the “February 2018 Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at a conversion price of $0.20 per share (the “Conversion Price”), and (b) a five-year warrant (each a “Warrant and together the “Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the February 2018 Notes can be converted into (“Warrant Shares”) at an exercise price of $0.20 per share (“Exercise Price”). The February 2018 Notes mature on the second (2nd) anniversary of their issuance dates. The February 2018Notes are secured by a second priority security interest in the Company’s assets up to $1,000,000.

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

During the year ended December 31, 2018, the Company converted $25,000 of principal and $2,219 of unpaid interest pursuant to the August 2018 Equity Raise (as defined below).

The Second February 2018 Note

On February 8, 2018, the Company issued a convertible note to a third-party lender totaling $40,750 (the “Second February 2018 Note”). The Second February 2018 Note accrues interest at 18% per annum and matures with interest and principal both due on December 31, 2018. In addition, the Company issued a warrant to purchase 81,500 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $0.20 per share for a period of five years from the issue date. The Company recorded a $7,963 debt discount relating to the warrants issued to the investor based on the relative fair value of each equity instrument on the dates of issuance and an original issue discount of $5,298. The debt discount is being accreted over the life of the note The Second February 2018 Note and accrued interest is convertible at a conversion price of $0.20 per share, subject to adjustment. The Second February 2018 Note is secured as a second priority lien on the assets of the Company.

During the year ended December 31, 2018, the Company has repaid $5,298 in principal. In addition, the Company converted $35,452 of principal and $4,116 of unpaid interest into the August 2018 Equity Raise (as defined below).

The March 2018 Convertible Note Offering

During the year ended December 31, 2018, the Company conducted multiple closings of a private placement offering to accredited investors (the “March 2018 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $239,400.

The March 2018 Convertible Note Offering consisted of a maximum of $900,000, with an over-allotment option of an additional $300,000, of units of the Company’s securities (each, a “March 2018 Unit” and collectively, the “March 2018 Units”), with each March 2018 Unit consisting of (a) a 14% Convertible Secured Promissory Note (each a “March 2018 Note” and together the “March 2018 Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at a conversion price of $0.20 per share (the “Conversion Price”), and (b) a four-year warrant (each a “Warrant and together the “Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the Notes can be converted into (“Warrant Shares”) at an exercise price of $0.20 per share (“Exercise Price”). The Notes mature on the second (2nd) anniversary of their issuance dates.

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

During the year ended December 31, 2018, the Company converted $239,000 of principal and $15,401 of unpaid interest into the August 2018 Equity Raise (as defined below).

Notes payable

Notes payable – related party as of December 31, 2018 and 2017 is as follows:

	Outstanding Principal as of				Warrants
	December 31, 2018	December 31, 2017	Interest Rate	Maturity Date	Quantity	Exercise Price
The May 2016 Rosen Loan Agreement	$1,000,000	$1,000,000	13%	November 26, 2017	1,000,000	$0.40
The September 2017 Rosen Loan Agreement	-	224,000	18%	September 24, 2017	125,000	0.20
The November 2017 Schiller Loan Agreement	-	25,000	15%	December 31, 2017	-	-
The May 2018 Schiller Loan Agreements	-	-	13%	February 2, 2019	300,000	0.20
The June 2018 Frommer Loan Agreement	10,000	-	6%	August 17, 2018	30,000	0.20
The July 2018 Rosen Loan Agreement	56,695	-	6%	August 17, 2018	30,000	0.20
The July 2018 Schiller Loan Agreements	40,000	-	6%	August 17, 2018	150,000	0.20
The December 2018 Gravitas Loan Agreement	50,000	-	6%	January 22, 2019	50,000	0.30
The December 2018 Rosen Loan Agreement	75,000	-	6%	January 26, 2019	75,000	0.30
	1,231,695	1,249,000
Less: Debt Discount	(8,125)	-
	1,223,570
Less: Current Debt	(1,223,570)	-
	$-	$1,249,000

The May 2016 Rosen Loan Agreement

On May 26, 2016, the Company entered into a loan agreement (the “May 2016 Rosen Loan Agreement”) with Arthur Rosen, an individual (“Rosen”), pursuant to which on May 26, 2016 (the “Closing Date”), Rosen provided the Company a secured term loan in the principal amount of $1,000,000 (the “May 2016 Rosen Loan”). In connection with the May 2016 Rosen Loan Agreement, on May 26, 2016, the Company and Rosen entered into a security agreement (the “Rosen Security Agreement”), pursuant to which the Company granted to Rosen a senior security interest in substantially all of the Company’s assets as security for repayment of the May 2016 Rosen Loan. Pursuant to the May 2016 Rosen Loan Agreement, the May 2016 Rosen Loan bears interest at a rate of 12.5% per annum, compounded annually and payable on the maturity date of May 26, 2017 (the “May 2016 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the May 2016 Rosen Loan are due. The Company entered into an amendment to the May 2016 Rosen Loan extending the May 2016 Rosen Maturity Date to November 26, 2017. As additional consideration for entering in the May 2016 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 1,000,000 shares of the Company’s common stock at a purchase price of $0.40 per share (the “May 2016 Rosen Warrant”). The May 2016 Rosen Warrant contains anti-dilution provisions as further described therein. On September 7, 2017 (the “Conversion Date”), Rosen converted all accrued but unpaid interest on the May 2016 Rosen Loan from May 26, 2016 through September 6, 2017 in the amount of $124,306 (the “May 2016 Rosen Loan Interest”) into the Company’s August Convertible Note Offering, after which May 2016 Rosen Loan Interest was deemed paid in full through the Conversion Date. On March 29, 2019, the Company executed an agreement to further extend the maturity date of this loan to May 15, 2019.

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

During the year December 31, 2018, the Company converted $224,000 of principal and $20,496 of unpaid interest pursuant to the August 2018 Equity Raise (as defined below) and the loan is no longer outstanding.

The November 2017 Schiller Loan Agreement

On November 20, 2017, the Company entered into a loan agreement (the “November 2017 Schiller Loan Agreement”) with Mr. Len Schiller (“Schiller”), a member of the Company’s Board of Directors, whereby the Company issued Schiller a promissory note in the principal amount of $25,000 (the “November 2017 Schiller Note”). Pursuant to the November 2017 Schiller Loan Agreement, the November 2017 Schiller Note bears interest at a rate of 15% per annum. During the year ended December 31, 2018 the Company repaid $25,000 in principal and $637 in interest and the loan is no longer outstanding.

The January 2018 Rosen Loan Agreement

On January 16, 2018, the Company entered into a loan agreement (the “January 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $60,000 (the “January 2018 Rosen Note”). The January 2018 Rosen Note is secured by Jeremy Frommer, whereas upon default Mr. Frommer would owe his own personal default shares of the Company’s common stock to Rosen equal to the amount of principal outstanding divided by 0.20. Pursuant to the January 2018 Rosen Loan Agreement, the January 2018 Rosen Note bears interest at a rate of 6% per annum and was payable on the maturity date of January 31, 2018 (the “January 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the May 2016 Rosen Loan became due. During the year ended December 31, 2018, the Company repaid $60,000 in principal and $200 in interest and the loan is no longer outstanding.

The January 2018 Gordon Loan Agreement

On January 16, 2018, the Company entered into a loan agreement (the “January 2018 Gordon Loan Agreement”) with Mr. Christopher Gordon (“Gordon”), whereby the Company issued Gordon a promissory note in the principal amount of $40,000 (the “January 2018 Gordon Note”). The January 2018 Gordon Note is secured by Jeremy Frommer, whereas upon default Mr. Frommer would owe his own personal default shares of the Company’s common stock to Gordon equal to the amount of principal outstanding divided by 0.20.  Pursuant to the January 2018 Gordon Loan Agreement, the January 2018 Gordon Note bears interest at a rate of 6% per annum and payable on the maturity date of January 31, 2018 (the “January 2018 Gordon Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the January 2018 Gordon Note became due. During the year ended December 31, 2018, the Company repaid $40,000 in principal and $105 in interest and the loan is non longer outstanding.

The First March 2018 Rosen Loan Agreement

On March 4, 2018, the Company entered into a loan agreement (the “First March 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $10,000 (the “First March 2018 Rosen Note”). As additional consideration for entering in the First March 2018 Rosen Note Loan Agreement, the Company issued Rosen a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the First March 2018 Rosen Loan Agreement, the First March 2018 Rosen Note bears interest at a rate of 12% per annum and is payable on the maturity date of March 19, 2018 (the “First March 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the First March 2018 Rosen Note was due. During the year ended December 31, 2018, the Company repaid $10,000 in principal and $260 in interest and the loan is no longer outstanding.

The Second March 2018 Rosen Loan Agreement

On March 9, 2018, the Company entered into a loan agreement (the “Second March 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $15,000 (the “Second March 2018 Rosen Note”). As additional consideration for entering in the Second March 2018 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 15,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the Second March 2018 Rosen Loan Agreement, the Second March 2018 Rosen Note bears interest at a rate of 12% per annum and is payable on the maturity date of March 24, 2018 (the “Second March 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Second March 2018 Rosen Note was due. During the year ended December 31, 2018, the Company repaid $15,000 in principal and $365 in interest and the loan is no longer outstanding.

The Third March 2018 Rosen Loan Agreement

On March 13, 2018, the Company entered into a loan agreement (the “Third March 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $10,000 (the “Third March 2018 Rosen Note”). As additional consideration for entering in the Third March 2018 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the Third March 2018 Rosen Loan Agreement, the Third March 2018 Rosen Note bears interest at a rate of 12% per annum and is payable on the maturity date of March 28, 2018 (the “Third March 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Third March 2018 Rosen Note was due. During the year ended December 31, 2018, the Company repaid $10,000 in principal and $230 in interest and the loan is no longer outstanding.

The May 2018 Schiller Loan Agreement

On May 2, 2018, the Company entered into a loan agreement (the “May 2018 Schiller Loan Agreement”) with Schiller, a member of the Board, whereby the Company issued Schiller a promissory note in the principal amount of $100,000 (the “May 2018 Schiller Note”). As additional consideration for entering in the May 2018 Schiller Loan Agreement, the Company issued Schiller a four-year warrant to purchase 300,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the May 2018 Schiller Loan Agreement, the May 2018 Schiller Note bears interest at a rate of 13% per annum and is payable on the maturity date of February 02, 2019 (the “May 2018 Schiller Maturity Date”).

During the year ended December 31, 2018, the Company converted $100,000 of principal and $4,369 of unpaid interest pursuant to the August 2018 Equity Raise (as defined below) and the loan is no longer outstanding.

The June 2018 Frommer Loan Agreement

On June 29, 2018, the Company entered into a loan agreement (the “June 2018 Frommer Loan Agreement”) with Jeremy Frommer, an officer of the Company, whereby the Company issued Frommer a promissory note in the principal amount of $10,000 (the “June 2018 Frommer Note”). As additional consideration for entering in the June 2018 Frommer Note Loan Agreement, the Company issued Frommer a four-year warrant to purchase 30,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the June 2018 Frommer Loan Agreement, the June 2018 Frommer Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018 (the “June 2018 Frommer Maturity Date”).   On November 8, 2018 the Company executed upon an agreement that extended the maturity date of the June 2018 Frommer Agreement to March 7, 2019. As part of the extension agreement, the Company issued Frommer an additional 40,854 warrants to purchase common stock of the Company at an exercise price of $0.30. These warrants had a fair value of $4,645 which was recorded to loss on extinguishment of debt. On March 29, 2019 the Company executed upon an agreement that extended the maturity date of this loan to May 15, 2019.

The First July 2018 Schiller Loan Agreement

On July 3, 2018, the Company entered into a loan agreement (the “First July 2018 Schiller Loan Agreement”) with Schiller, a member of the Board, whereby the Company issued Schiller a promissory note in the principal aggregate amount of $35,000 (the “First July 2018 Schiller Note”). As additional consideration for entering in the First July 2018 Schiller Loan Agreement, the Company issued Schiller a four-year warrant to purchase 75,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the agreement, the note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018.  Subsequent to the balance sheet date, on November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued Schiller warrants to purchase 142,987 shares of common stock of the Company at an exercise price of $0.30. On March 29, 2019 the Company executed upon an agreement that extended the maturity date of this loan to May 15, 2019.

The Second July 2018 Schiller Loan Agreement

On July 17, 2018, the Company entered into a loan agreement (the “Second July 2018 Schiller Loan Agreement”) with Schiller, a member of the Board, whereby the Company issued Schiller a promissory note in the principal aggregate amount of $25,000 (the “Second July 2018 Schiller Note”). As additional consideration for entering in the Second July 2018 Schiller Loan Agreement, the Company issued Schiller a four-year warrant to purchase 75,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the Second July 2018 Schiller Loan Agreement, the Second July 2018 Schiller Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018. Subsequent to the balance sheet date, on November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued Schiller warrants to purchase 101,900 shares of common stock of the Company at an exercise price of $0.30. On March 29, 2019 the Company executed upon an agreement that extended the maturity date of this loan to May 15, 2019.

The First July 2018 Rosen Loan Agreements

On July 12, 2018, the Company entered into a loan agreement (the “First July 2018 Rosen Loan Agreement”) with Rosen, an officer of the Company, whereby the Company issued Rosen a promissory note in the principal aggregate amount of $10,000 (the “First July 2018 Rosen Note”). Pursuant to the First July 2018 Rosen Loan Agreement, the note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018. On November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued Rosen warrants to purchase 27,534 shares of common stock of the Company at an exercise price of $0.30. On March 29, 2019 the Company executed upon an agreement that extended the maturity date of this loan to May 15, 2019.

The Second July 2018 Rosen Loan Agreements

On July 18, 2018, the Company entered into a loan agreement (the “Second July 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal aggregate amount of $50,000 (the “Second July 2018 Rosen Note”) resulting from the conversion of a demand note (as described below). As additional consideration for entering into the Second July 2018 Rosen Loan Agreement, the Company issued Rosen a four-year warrant to purchase 150,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the Second July 2018 Rosen Loan Agreement, the Second July 2018 Rosen Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018. On November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued Rosen warrants to purchase 203,967 shares of common stock of the Company at an exercise price of $0.30. On March 29, 2019 the Company executed upon an agreement that extended the maturity date of this loan to May 15, 2019.

The November 2018 Rosen Loan Agreement

On November 29, 2018, the Company entered into a loan agreement (the “November 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $25,000 (the “November 2018 Rosen Note”). As additional consideration for entering in the November 2018 Rosen Note Loan Agreement, the Company issued Rosen a four-year warrant to purchase 25,000 shares of the Company’s common stock at a purchase price of $0.30 per share. Pursuant to the November 2018 Rosen Loan Agreement, the November 2018 Rosen Note bears interest at a rate of 6% per annum and payable on the maturity date of December 23, 2018 (the “November 2018 Rosen Maturity Date”).

During the year ended December 31, 2018, the Company repaid $25,000 of principal and $33 of unpaid interest and the loan is no longer outstanding.

The December 2018 Rosen Loan Agreement

On December 27, 2018, the Company entered into a loan agreement (the “December 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $75,000 (the “December 2018 Rosen Note”). As additional consideration for entering in the December 2018 Rosen Note Loan Agreement, the Company issued Rosen a four-year warrant to purchase 75,000 shares of the Company’s common stock at a purchase price of $0.30 per share. Pursuant to the December 2018 Rosen Loan Agreement, the December 2018 Rosen Note bears interest at a rate of 6% per annum and payable on the maturity date of January 26, 2019 (the “December 2018 Rosen Maturity Date”). On March 29, 2019 the Company executed upon an agreement that extended the maturity date of this loan to May 15, 2019.

The December 2018 Gravitas Capital Loan Agreement

On December 27, 2018, the Company entered into a loan agreement (the “December 2018 Gravitas Capital Loan Agreement”) with Gravitas Capital, whereby the Company issued Gravitas Capital a promissory note in the principal amount of $50,000 (the “December 2018 Gravitas Capital Note”). As additional consideration for entering in the December 2018 Gravitas Capital Note Loan Agreement, the Company issued Gravitas Capital a four-year warrant to purchase 50,000 shares of the Company’s common stock at a purchase price of $0.30 per share. Pursuant to the December 2018 Gravitas Capital Loan Agreement, the December 2018 Gravitas Capital Note bears interest at a rate of 6% per annum and payable on the maturity date of January 27, 2019  (the “December 2018 Gravitas Capital Maturity Date”). On March 29, 2019 the Company executed upon an agreement that extended the maturity date of this loan to May 15, 2019.

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

During the year ended December 31, 2018, the Company exchanged $130,000 of principal and $30,626 of unpaid interest on the Grawin LOC into the August 2018 Equity Raise (as defined below).

As of December 31, 2018 and 2017 the total outstanding balance of line of credit - related party was $0 and $130,000, respectively.

Demand loan

On June 6, 2018, Rosen made non-interest bearing loans of $50,000 to the Company in the form of cash. The loan is due on demand and unsecured. On July 12, 2018, this note was converted into The Second July 2018 Rosen Loan Agreements.

Officer compensation

During the years ended December 31, 2018 and 2017 the Company paid $109,407 and $132,792, respectively for living expenses for officers of the Company.

Note 9 – Capital Leases Payable

Capital lease obligation consisted of the following:

		December 31, 2018	December 31, 2017

(i)	Capital lease obligation to a financing company for a term of five (5) years, collateralized by equipment, with interest at 10.0% per annum, with principal and interest due and payable in monthly installments of $383.10	$4,732	$4,732

	Less current maturities	(4,732)	(4,732)

	Capital lease obligation, net of current maturities	-	-

	Total Capital Lease Obligation	$4,732	$4,732

The capital leases mature as follows:

2018:	$4,732	$4,732

Note 10 – Derivative Liabilities

The Company has identified derivative instruments arising from embedded conversion features in the Company’s convertible notes payable at December 31, 2017. The Company had no financial assets measured at fair value on a recurring basis as of December 31, 2018 and 2017.

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

There was no derivative liability activity during the year ended December 31, 2018.

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

During the years ended December 31, 2018 and 2017, the Company accrued $0 for liquidating damages on the Series A and $0 on the warrants associated with the Series A.

During the year ended December 31, 2018 the Company converted the remaining Series A into the August 2018 Equity Raise. See below.

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

During the years ended December 31, 2018 and 2017, the Company accrued $0 for liquidating damages on the Series B and $0 on the warrants associated with the Series B.

During the years ended December 31, 2018 and 2017, the Company issued 0 shares of Series B upon conversion of interest totaling $0.

During the year ended December 31, 2018 the Company converted the remaining Series B into the August 2018 Equity Raise. See below.

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

During the year ended December 31, 2017, the Company converted 914 shares of Series D into 266,325 shares of common stock.

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

During the year ended December 31, 2018, the Company issued 610,000 shares of its restricted common stock to consultants in exchange for services at a fair value of $116,300. These shares were recorded as common stock issued for prepaid services and will be expensed over the life of the consulting contract to share based payments. During the year ended December 31, 2018 the Company recorded $72,835 to share based payments.

August 2018 Equity Raise

Effective August 31, 2018 (the “Effective Date”), the Company consummated the initial closing (the “Initial Closing”) of a private placement offering of its securities of up to $5,000,000 (the “August 2018 Equity Raise”). In connection with the August 2018 Equity Raise, the Company entered into definitive securities purchase agreements (the “Purchase Agreements”) for aggregate gross proceeds of $2,787,462. Pursuant to the Purchase Agreement, the Purchasers purchased an aggregate of 11,149,848 shares of common stock at $0.25 per share and received warrants to purchase 11,149,848 shares of common stock at an exercise price of $0.30 per share (the “Purchaser Warrants”, collectively, the “Securities”).

The Purchaser Warrants are exercisable for a term of five years from the Initial Exercise Date (as defined in the Purchaser Warrants).

In connection with the August 2018 Equity Raise, the Company will issue 2,200,000 shares of Common Stock, will pay fees of $161,406 and will grant warrants to purchase 139,984 shares of common stock at an exercise price of $0.30 per share for services rendered as the Company’s placement agent in the Private Offering.    The Company has recorded $536,342 to stock issuances costs, and is part of Additional Paid-in Capital.

Letter Agreements for the Conversion of Debt and Preferred Stock

In connection with the August 2018 Equity Raise, the Company entered into those certain letter agreements (the “Debt Conversion Agreements”) with certain holders of its debt securities (the “Debt Holders”), for the conversion of an aggregate amount of $7,997,939 of principal and $1,028,890 of accrued but unpaid interest of the Company’s debt obligations into 45,128,959 shares of Common Stock at a conversion price equal to $0.20 per share. Additionally, as inducement to enter into the Debt Conversion Agreement, the Debt Holders were issued warrants to purchase 22,564,504 shares of Common Stock at an exercise price equal to $0.30 per share, expiring five years from the date of issuance (the “Incentive Debt Warrants”). The Company recorded a Loss on extinguishment of debt of $2,913,934 in connection with of the debt conversions. See Notes 6, 7 and 8.

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

The assumptions used for options granted during the year ended December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Exercise price	0.30-0.75	0.16-0.75
Expected dividends	0%	0%
Expected volatility	93.64%-116.27%	86.62% - 92.14%
Risk free interest rate	2.2%-2.56	1.74% - 2.10%
Expected life of option	3.6 - 4.3 years	5 years

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – December 31, 2016 – outstanding	2,250,000	$0.34	4.38
Granted	15,499,990	0.43	5.00
Exercised	-	-	-
Cancelled/Modified	(100,000)	0.40	-
Balance – December 31, 2017 – outstanding	17,649,990	0.42	4.27
Balance – December 31, 2017 – exercisable	8,983,322	0.27	4.15

Balance – December 31, 2017 – outstanding	17,649,990	0.42	4.27
Granted	-	-	-
Exercised	-	-	-
Cancelled/Modified	-	-	-
Balance – December 31, 2018 – outstanding	17,649,990	0.42	3.27
Balance – December 31, 2018 – exercisable	15,316,654	$0.36	3.25

During the year ended December 31, 2018 the Company granted options of 500,000 to consultants. As of the date of this filing the company has not issued these options.

At December 31, 2018, the aggregate intrinsic value of options outstanding and exercisable was $1,000 and $1,000, respectively.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $320,564 and $1,092,970, for the year ended December 31, 2018 and 2017, respectively.

The following is a summary of the Company’s stock options granted during the year ended December 31, 2018:

Options	Value	Purpose for Grant
700,000	$56,495	Service Rendered

Warrants

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for warrants granted during the year ended December 31, 2018 are as follows:

	December 31, 2018	December 31, 2017
Exercise price	$0.20-0.30	$0.20-0.30
Expected dividends	0%	0%
Expected volatility	92.14%-109.54%	96.76%-102.21%
Risk free interest rate	1.64%-3.09%	1.63%-2.26%
Expected life of warrant	4 - 5 years	5 years

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding and Exercisable – December 31, 2016	15,541,666	$0.36
Granted	30,652,113	0.20
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding – December 31, 2017	46,193,779	0.25
Granted	64,665,283	0.27
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding and Exercisable – December 31, 2018	110,859,062	$0.27

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.27	110,859,062	3.84	0.27	110,819,062	0.27

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

During the year ended December 31, 2018, a total of 2,962,884 warrants were issued with promissory notes (See Note 6 above). The warrants have a grant date fair value of $501,268 using a Black-Scholes option-pricing model and the above assumptions.

During the year ended December 31, 2018, a total of 10,481,016 warrants were issued with convertible notes (See Note 7 above). The warrants have a grant date fair value of $1,284,683 using a Black-Scholes option-pricing model and the above assumptions.

During the year ended December 31, 2018, a total of 2,530,242 warrants were issued with notes payable – related party (See Note 8 above). The warrants have a grant date fair value of $429,340 using a Black-Scholes option-pricing model and the above assumptions.

During the year ended December 31, 2018, a total of 1,403,500 warrants were issued with convertible notes payable – related party (See Note 8 above). The warrants have a grant date fair value of $162,834 using a Black-Scholes option-pricing model and the above assumptions.

During the year ended December 31, 2018, a total of 47,287,641 warrants were issued with the August 2018 Equity Raise (See above). The warrants have a grant date fair value of $6,418,381 using a Black-Scholes option-pricing model and the above assumptions.

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

Total future minimum payments required under the lease as of December 31, 2018 are as follows:

Twelve Months Ending December 31,
2019	$75,358
2020	79,281
2021	83,321
2022	88,528
2023	53,935
Total	$380,423

Rent expense for the years ended December 31, 2018 and 2017 was $179,186 and $146,056 respectively.

Note 12 – Income Taxes

Components of deferred tax assets are as follows:

	December 31, 2018	December 31, 2017
Net deferred tax assets – Non-current:
Depreciation	$14,168	$10,500
Stock based compensation	533,187	350,622
Expected income tax benefit from NOL carry-forwards	3,413,650	1,953,856
Less valuation allowance	(3,961,005)	(2,314,978)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017

Federal statutory income tax rate	21.0%	21.0%
State tax rate, net of federal benefit	6.5%	6.3%

Change in valuation allowance on net operating loss carry-forwards	(27.5)%	(27.3)%

Effective income tax rate	0.0%	0.0%

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets of the Company will not be fully realizable for the year ended December 31, 2018 and 2017. Accordingly, management had applied a full valuation allowance against net deferred tax assets as of December 31, 2018 and 2017.

As of December 31, 2018, the Company had approximately $12.5 million of federal net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2033 for both federal and state purposes.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended (the “Code”). The Act reduces the federal corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. ASC 470 requires the Company to remeasure the existing net deferred tax asset in the period of enactment. The Act also provides for immediate expensing of 100% or the costs of qualified property that is incurred and placed in service during the period from September 27, 2017 to December 31, 2022. Beginning January 1, 2023, the immediate expensing provision is phased down by 20% per year until it is completely phased out as of January 1, 2027. Additionally, effective January 1, 2018, the Act imposes possible limitations on the deductibility of interest expense. As a result of the provisions of the Act, the Company’s deduction for interest expense could be limited in future years. The effects of other provisions of the Act are not expected to have a material impact on the Company’s financial statements.

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

Federal and state tax laws impose limitations on the utilization of net operating losses and credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. Accordingly, the Company’s ability to utilize these carryforwards may be limited as a result of an ownership change which may have already happened or may happen in the future. Such an ownership change could result in a limitation in the use of the net operating losses in future years and possibly a reduction of the net operating losses available.

Note 13 – Subsequent Events

Subsequent to December 31, 2018 the company concluded the August 2018 Equity Raise. In connection with the August 2018 Equity Raise, the Company entered into definitive securities purchase agreements (the “Purchase Agreements) with an additional 25 accredited investors (the “Purchasers”) for aggregate gross proceeds of $581,829. Pursuant to the Purchase Agreements, the Purchasers purchased an aggregate of 2,727,320 shares of common stock at $0.25 per share and received warrants to purchase 2,727,320 shares of common stock at an exercise price of $0.30 per share (the “Purchaser Warrants”, collectively, the “Securities”).

Subsequent to December 31, 2018 the company entered into four promissory note agreements with related parties. The Company received proceeds of $380,000. As additional consideration for entering in the promissory note agreements, the investors were granted a total of 417,500 warrants to purchase the Company’s common stock.

Subsequent to December 31, 2018 the company entered into eight convertible promissory note agreements. The Company received proceeds of $655,000. As additional consideration for entering in the convertible promissory note agreements, the investors were granted a total of 864,600 warrants to purchase the Company’s common stock.

Subsequent to December 31, 2018, the Company filed a tender offer statement on Schedule TO with the SEC, relating to the offer by the Company to holders of certain of the Company's outstanding warrants, each with an exercise price of $0.20, to receive an aggregate of 61,832,962 shares of the Company's Common Stock, by agreeing to receive thirty-three thousand three-hundred thirty-three (33,333) shares of Common Stock in exchange for every one-hundred thousand (100,000) warrants tendered by the holders of these warrants. As of the date of this filing, this tender offer by the Company remains open.

On January 31, 2019, Mr. Rick Schwartz informed the Board of Directors (the “Board”) of Jerrick Media Holdings, Inc. (the “Company”), that he was resigning as the Company’s President, effective immediately. Mr. Schwartz’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Schwartz will continue on as an employee of the Company in the capacity of senior advisor.

On January 31, 2019, the Board appointed Mr. Justin Maury as the Company’s new President. Mr. Maury has been with the Company since 2013 as an employee of the Company and previously led the Company’s product development.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework established in Internal Control-Integrated Framework-2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at April 1, 2019:

Name	Age	Positions
Jeremy Frommer(1)(2)	50	Chief Executive Officer, Director
Rick Schwartz(1)(4)	51	Former President
Leonard Schiller(2)	77	Director
Andrew Taffin(3)	53	Director
Justin Maury (4)	30	President

(1)	Effective February 5, 2016, Jeremy Frommer was appointed as our Chief Executive Officer and Rick Schwartz was appointed as our President.

(2)	Effective February 5, 2016, Jeremy Frommer and Leonard Schiller were appointed as members of the Board of Directors.

(3)	Effective May 2, 2016, Andrew Taffin was appointed as a member of the Board of Directors.

(4)	On January 31, 2019, Rick Schwartz resigned from his position as President. The Board of Directors appointed Justin Maury as President on the same date.

Jeremy Frommer, Chief Executive Officer and Director

Mr. Frommer, age 51, combines over 20 years of experience in the financial technology industry. Previously, Mr. Frommer held key leaderships roles in the investment banking and trading divisions of large financial institutions. From 2009 to 2012, Mr. Frommer was briefly retired until beginning concept formation for Jerrick Ventures which he officially founded in 2013. From 2007 to 2009, Mr. Frommer was Managing Director of Global Prime Services at RBC Capital Markets, the investment banking arm of the Royal Bank of Canada, the largest financial institution in Canada, after the sale of Carlin Financial Group, a professional trading firm. From 2004 to 2007, Mr. Frommer was the Chief Executive Officer of Carlin Financial Group after the sale of NextGen Trading, a software development company focused on building equity trading platforms. From 2002 to 2004, Mr. Frommer was Founder and Chief Executive Officer of NextGen Trading. From 2000 to 2002, he was Managing Director of Merger Arbitrage Trading at Bank of America, a financial services firm. Mr. Frommer was also a director of LionEye Capital, a hedge fund from June 2012 to June 2014. He holds a B.A. from the University of Albany.

Justin Maury, President

Justin Maury, age 30, is a full stack design director with an expertise in product development. With over ten years of design and product management experience in the creative industry, Maury’s passion for the creative arts and technology ultimately resulted in the vision for Vocal. Since joining Jerrick in 2013, Maury has overseen the development and launch of the company’s flagship product, Vocal, an innovative platform that provides storytelling tools and engaged communities for creators and brands to get discovered while funding their creativity. Under Maury’s supervision, Vocal has achieved growth to over 380,000 creators across 34 genre-specific communities in its first two years since launch.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2018, the following persons did not file timely. Leonard Schiller, a member of our Board, did not file timely two times, but has made all required filings as of this date; and Mr. Andrew Taffin, a member of our Board, did not file timely once, but has made all required filings as of this date.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2018, and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Jeremy Frommer	2018	$152,879	$135,700					$96,463	(3)	$385,042
Chief Executive Officer	2017	$126,010	$160,350		$189,650			$132,792	(1)	$608,802

Rick Schwartz	2018	$124,476								$124,476
Former President	2017	$119,151			$189,650			$12,944	(2)	$321,745

Justin Maury	2018	$90,846								$90,846
President	2017	$80,923			$134,066					$214,987

(1)	The $132,792 includes payment to Mr. Frommer for living expenses, health insurance and a vehicle allowance.
(2)	The $12,944 includes payment to Mr. Schwartz for health insurance.
(3)	The $96, 463 includes payment to Mr. Frommer for living expenses, health insurance and a vehicle allowance.

Employment Agreements

As of April 1, 2019, the Company has not entered into any employment agreements, but intends on entering into such agreements with its Chief Executive Officer and President in the fiscal year 2019.

Outstanding Equity Awards at Fiscal Year-End 2018

At December 31, 2018, we had outstanding equity awards as follows:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Weighted Average Exercise Price	Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Jeremy Frommer (1)	4,000,000	2,000,000	4,000,000	$0.375	May 22, 2022	2,000,000	$390,000	-	-

Rick Schwartz (1)	4,000,000	2,000,000	4,000,000	$0.375	May 22, 2022	2,000,000	$390,000	-	-
Justin Maury (2)	3,359,090				May 22, 2022

(1)	Effective February 5, 2016, Jeremy Frommer was appointed as our Chief Executive Officer and Rick Schwartz was appointed as our President.

(2)	On January 31, 2019, Rick Schwartz resigned from his position as President. The Board of Directors appointed Justin Maury as President on the same date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the close of business April 1, 2019, we had outstanding 134,256,350 shares of common stock. Each share of common stock is currently entitled to one vote on all matters put to a vote of our stockholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of April 1, 2019, by:

●	each person known by us to be the beneficial owner of more than five percent of our outstanding common stock;

●	each of our current directors;

●	each our current executive officers and any other persons identified as a “named executive” in the Summary Compensation Table above; and

●	all our current executive officers and directors as a group.

Shares beneficially owned and percentage ownership before this offering is based on 134,256,350 shares of common stock outstanding as of April 1, 2019.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record date, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares.  In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage Beneficially Owned” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.  Unless otherwise indicated, the address of each of the following persons is 2050 Center Avenue, Suite 640, Fort Lee, NJ 07024, and, based upon information available or furnished to us, each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

Name and Address	Shares Beneficially Owned (1)		Percentage Beneficially Owned
5% or Greater Stockholders

Rick Schwartz	7,110,486		5.14%
Chris Gordon	22,029,672	(2)	15.15%
Arthur Rosen	28,473,396	(3)	19.46%
All 5% or Greater Stockholders as a Group	57,613,599		39.75%

Named Executive Officers and Directors
Jeremy Frommer	16,124,726	(4)	11.63%
Justin Maury	3,907,517	(6)	2.84%
Leonard Schiller	5,914,108	(7)	4.29%
Andrew Taffin	3,353,343	(8)	2.46%
All current directors and officers as a group (4)	29,299,694		21.22%

*	less than one percent

(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person, as well as other securities over which the person has or shares voting or investment power or securities which the person has the right to acquire within 60 days.
(2)	This total includes 10,877,672 shares of Common Stock and 11,152,045 shares underlying warrants.
(3)	This total includes 16,416, 896 shares of Common Stock and 12,056,500 shares underlying warrants.
(4)	This total includes 11,674,876 shares of Common Stock, 449,850 shares underlying warrants, and 4,000,000 shares underlying stock options.
(5)	This total includes 3,110,486 shares of Common Stock and 4,000,000 shares underlying stock options.
(6)	This total includes 548,427 shares of Common Stock and 3,359,090 shares underlying stock options.
(7)	This total includes 2,336,455 shares of Common Stock, 3,027,653 shares underlying warrants, and 600,000 shares underlying stock options.
(8)	This total includes 1,375,562 shares of Common Stock, 1,527,781 shares underlying warrants, and 500,000 shares underlying stock options.

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

Item 13. Certain Relationships and Related Transactions.

Upon completion of the Merger, as of February 5, 2016, the Company had a commercial lease agreement with 202 S Dean, LLC for its prior office building located at 202 S Dean Street, Englewood, NJ 07631. Under the agreement, the Company paid monthly rent to 202 S. Dean LLC, which is 50% owned by our Chief Executive Officer, Jeremy Frommer. Monthly rent is $8,500 through 2015. Commencing 2016 through the expiration of the lease, monthly rent will be $14,165. The lease expired April 30, 2018. Before moving to the current office space, the Company paid rent on a month-to-month basis at the rate of $14,165 per month.

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

Notes payable

Notes payable – related party as of December 31, 2018 and 2017 is as follows:

	Outstanding Principal as of				Warrants
	December 31, 2018	December 31, 2017	Interest Rate	Maturity Date	Quantity	Exercise Price
The May 2016 Rosen Loan Agreement	$1,000,000	$1,000,000	13%	November 26, 2017	1,000,000	$0.40
The September 2017 Rosen Loan Agreement	-	224,000	18%	September 24, 2017	125,000	0.20
The November 2017 Schiller Loan Agreement	-	25,000	15%	December 31, 2017	-	-
The May 2018 Schiller Loan Agreements	-	-	13%	February 2, 2019	300,000	0.20
The June 2018 Frommer Loan Agreement	10,000	-	6%	August 17, 2018	30,000	0.20
The July 2018 Rosen Loan Agreement	56,695	-	6%	August 17, 2018	30,000	0.20
The July 2018 Schiller Loan Agreements	40,000	-	6%	August 17, 2018	150,000	0.20
The December 2018 Gravitas Loan Agreement	50,000	-	6%	January 22, 2019	50,000	0.30
The December 2018 Rosen Loan Agreement	75,000	-	6%	January 26, 2019	75,000	0.30
	1,231,695	1,249,000
Less: Debt Discount	(8,125)	-
	1,223,570
Less: Current Debt	(1,223,570)	-
	$-	$1,249,000

On May 26, 2016, the Company entered into a loan agreement (the “May 2016 Rosen Loan Agreement”) with Arthur Rosen, an individual (“Rosen”), pursuant to which on May 26, 2016 (the “Closing Date”), Rosen provided the Company a secured term loan of $1,000,000 (the “May 2016 Rosen Loan”). In connection with the May 2016 Rosen Loan Agreement, on May 26, 2016, the Company and Rosen entered into a security agreement (the “Rosen Security Agreement”), pursuant to which the Company granted to Rosen a senior security interest in substantially all of the Company’s assets as security for repayment of the May 2016 Rosen Loan. Pursuant to the May 2016 Rosen Loan Agreement, the May 2016 Rosen Loan bears interest at a rate of 12.5% per annum, compounded annually and payable on the maturity date of May 26, 2017 (the “May 2016 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the May 2016 Rosen Loan are due. The Company entered into an amendment to the May 2016 Rosen Loan extending the May 2016 Rosen Maturity Date to November 26, 2017. As additional consideration for entering in the May 2016 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 1,000,000 shares of the Company’s common stock at a purchase price of $0.40 per share (the “May 2016 Rosen Warrant”). The May 2016 Rosen Warrant contains anti-dilution provisions as further described therein. On September 7, 2017 (the “Conversion Date”), Rosen converted all accrued but unpaid interest on the May 26 Rosen Loan from May 26, 2016 through September 6, 2017 in the amount of $124,306 (the “May 26 Rosen Loan Interest”) into the Company’s August Convertible Note Offering, after which May 26 Rosen Loan Interest was deemed paid in full through the Conversion Date.

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

The January 2018 Rosen Loan Agreement

On January 16, 2018, the Company entered into a loan agreement (the “January 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $60,000 (the “January 2018 Rosen Note”). The January 2018 Rosen Note is secured by Jeremy Frommer, whereas upon default Mr. Frommer would owe his own personal default shares of the Company’s common stock to Rosen equal to the amount of principal outstanding divided by 0.20. Pursuant to the January 2018 Rosen Loan Agreement, the January 2018 Rosen Note bears interest at a rate of 6% per annum and is payable on the maturity date of January 31, 2018 (the “January 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the May 2016 Rosen Loan are due. During the year ended December 31, 2018, the Company repaid $60,000 in principal and $200 in interest and the loan is no longer outstandinng.

The January 2018 Gordon Loan Agreement

On January 16, 2018, the Company entered into a loan agreement (the “January 2018 Gordon Loan Agreement”) with Mr. Christopher Gordon (“Gordon”), whereby the Company issued Gordon a promissory note in the principal amount of $40,000 (the “January 2018 Gordon Note”). The January 2018 Gordon Note is secured by Jeremy Frommer, whereas upon default Mr. Frommer would owe his own personal default shares of the Company’s common stock to Gordon equal to the amount of principal outstanding divided by 0.20.  Pursuant to the January 2018 Gordon Loan Agreement, the January 2018 Gordon Note bears interest at a rate of 6% per annum and payable on the maturity date of January 31, 2018 (the “January 2018 Gordon Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the January 2018 Gordon Note are due. During the year ended December 31, 2018, the Company repaid $40,000 in principal and $105 in interest and the loan is no longer outstanding.

The First March 2018 Rosen Loan Agreement

On March 4, 2018, the Company entered into a loan agreement (the “First March 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $10,000 (the “First March 2018 Rosen Note”). As additional consideration for entering in the First March 2018 Rosen Note Loan Agreement, the Company issued Rosen a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the First March 2018 Rosen Loan Agreement, the First March 2018 Rosen Note bears interest at a rate of 12% per annum and is payable on the maturity date of March 19, 2018 (the “First March 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the First March 2018 Rosen Note was due. During the nine months ended December 31, 2018, the Company repaid $10,000 in principal and $260 in interest and the loan is no longer outstanding.

The Second March 2018 Rosen Loan Agreement

On March 9, 2018, the Company entered into a loan agreement (the “Second March 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $15,000 (the “Second March 2018 Rosen Note”). As additional consideration for entering in the Second March 2018 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 15,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the Second March 2018 Rosen Loan Agreement, the Second March 2018 Rosen Note bears interest at a rate of 12% per annum and is payable on the maturity date of March 24, 2018 (the “Second March 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Second March 2018 Rosen Note was due. During the nine months ended December 31, 2018, the Company repaid $15,000 in principal and $365 in interest and the loan is no longer outstanding.

The Third March 2018 Rosen Loan Agreement

On March 13, 2018, the Company entered into a loan agreement (the “Third March 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $10,000 (the “Third March 2018 Rosen Note”). As additional consideration for entering in the Third March 2018 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the Third March 2018 Rosen Loan Agreement, the Third March 2018 Rosen Note bears interest at a rate of 12% per annum and is payable on the maturity date of March 28, 2018 (the “Third March 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Third March 2018 Rosen Note was due. During the nine months ended December 31, 2018, the Company repaid $10,000 in principal and $230 in interest and the loan is no longer outstanding.

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

During the year ended December 31, 2018, the Company converted $100,000 of principal and $4,369 of unpaid interest into the August 2018 Equity Raise (as defined below) and the loan is no longer outstanding.

The June 2018 Frommer Loan Agreement

On June 29, 2018, the Company entered into a loan agreement (the “June 2018 Frommer Loan Agreement”) with Jeremy Frommer, an officer of the Company, whereby the Company issued Frommer a promissory note in the principal amount of $10,000 (the “June 2018 Frommer Note”). As additional consideration for entering in the June 2018 Frommer Note Loan Agreement, the Company issued Frommer a four-year warrant to purchase 30,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the June 2018 Frommer Loan Agreement, the June 2018 Frommer Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018 (the “June 2018 Frommer Maturity Date”) at which time all outstanding principal, accrued and unpaid interest are due under the June 2018 Frommer Loan.  Subsequent to the balance sheet date, on November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued 40,854 warrants to purchase common stock of the Company at an exercise price of $0.30. On March 29, 2019 the Company executed upon an agreement that extended the maturity date of this loan to May 15, 2019.

The First July 2018 Schiller Loan Agreement

On July 3, 2018, the Company entered into a loan agreement (the “First July 2018 Schiller Loan Agreement”) with Schiller, a member of the Board, whereby the Company issued Schiller a promissory note of $35,000 (the “First July 2018 Schiller Note”). As additional consideration for entering in the First July 2018 Schiller Loan Agreement, the Company issued Schiller a four-year warrant to purchase 75,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the agreement, the note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018 at which time all outstanding principal, accrued and unpaid interest were due under the First July 2018 Schiller Loan.  Subsequent to the balance sheet date, on November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued 142,987 warrants to purchase common stock of the Company at an exercise price of $0.30. On March 29, 2019 the Company executed upon an agreement that extended the maturity date of this loan to May 15, 2019.

The Second July 2018 Schiller Loan Agreement

On July 17, 2018, the Company entered into a loan agreement (the “Second July 2018 Schiller Loan Agreement”) with Schiller, a member of the Board, whereby the Company issued Schiller a promissory note of $25,000 (the “Second July 2018 Schiller Note”). As additional consideration for entering in the Second July 2018 Schiller Loan Agreement, the Company issued Schiller a four-year warrant to purchase 75,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the Second July 2018 Schiller Loan Agreement, the Second July 2018 Schiller Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018 at which time all outstanding principal, accrued and unpaid interest were due under the Second July 2018 Schiller Loan. Subsequent to the balance sheet date, on November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued 101,900 warrants to purchase common stock of the Company at an exercise price of $0.30. On March 29, 2019 the Company executed upon an agreement that extended the maturity date of this loan to May 15, 2019.

The First July 2018 Rosen Loan Agreements

On July 12, 2018, the Company entered into a loan agreement (the “First July 2018 Rosen Loan Agreement”) with Rosen, an officer of the Company, whereby the Company issued Rosen a promissory note of $10,000 (the “First July 2018 Rosen Note”). Pursuant to the First July 2018 Rosen Loan Agreement, the note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018 at which time all outstanding principal, accrued and unpaid interest are due under the First July 2018 Rosen Note. Subsequent to the balance sheet date, on November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued 27,534 warrants to purchase common stock of the Company at an exercise price of $0.30. On March 29, 2019 the Company executed upon an agreement that extended the maturity date of this loan to May 15, 2019.

The Second July 2018 Rosen Loan Agreements

On July 18, 2018, the Company entered into a loan agreement (the “Second July 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note of $50,000 (the “Second July 2018 Rosen Note”) resulting from the conversion of a demand note (as described below). As additional consideration for entering into the Second July 2018 Rosen Loan Agreement, the Company issued Rosen a four-year warrant to purchase 150,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the Second July 2018 Rosen Loan Agreement, the Second July 2018 Rosen Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018 at which time all outstanding principal, accrued and unpaid interest are due under the Second July 2018 Rosen Note. Subsequent to the balance sheet date, on November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued 203,967 warrants to purchase common stock of the Company at an exercise price of $0.30. On March 29, 2019 the Company executed upon an agreement that extended the maturity date of this loan to May 15, 2019.

The November 2018 Rosen Loan Agreement

On November 29, 2018, the Company entered into a loan agreement (the “November 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $25,000 (the “November 2018 Rosen Note”). As additional consideration for entering in the November 2018 Rosen Note Loan Agreement, the Company issued Rosen a four-year warrant to purchase 25,000 shares of the Company’s common stock at a purchase price of $0.30 per share. Pursuant to the November 2018 Rosen Loan Agreement, the November 2018 Rosen Note bears interest at a rate of 6% per annum and payable on the maturity date of December 23, 2018 (the “November 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest are due under the November 2018 Rosen Loan.

During the year ended December 31, 2018, the Company repaid $25,000 of principal and $33 of unpaid interest and the loan is no longer outstanding.

The December 2018 Rosen Loan Agreement

On December 27, 2018, the Company entered into a loan agreement (the “December 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $75,000 (the “December 2018 Rosen Note”). As additional consideration for entering in the December 2018 Rosen Note Loan Agreement, the Company issued Rosen a four-year warrant to purchase 75,000 shares of the Company’s common stock at a purchase price of $0.30 per share. Pursuant to the December 2018 Rosen Loan Agreement, the December 2018 Rosen Note bears interest at a rate of 6% per annum and payable on the maturity date of January 26, 2018 (the “December 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest are due under the November 2018 Rosen Loan. On March 29, 2019 the Company executed upon an agreement that extended the maturity date of this loan to May 15, 2019.

The December 2018 Gravitas Capital Loan Agreement

On December 27, 2018, the Company entered into a loan agreement (the “December 2018 Gravitas Capital Loan Agreement”) with Gravitas Capital, whereby the Company issued Gravitas Capital a promissory note in the principal amount of $50,000 (the “December 2018 Gravitas Capital Note”). As additional consideration for entering in the December 2018 Gravitas Capital Note Loan Agreement, the Company issued Gravitas Capital a four-year warrant to purchase 50,000 shares of the Company’s common stock at a purchase price of $0.30 per share. Pursuant to the December 2018 Gravitas Capital Loan Agreement, the December 2018 Gravitas Capital Note bears interest at a rate of 6% per annum and payable on the maturity date of January 27, 2018 (the “December 2018 Gravitas Capital Maturity Date”) at which time all outstanding principal, accrued and unpaid interest are due under the November 2018 Gravitas Capital Loan. In January 2019, the Company repaid $50,000 in principal and $250 in interest, and the loan is no longer outstanding.

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

	2018	2017

Audit Fees	$143,000	$27,650
Audit-Related Fees	$-	$-
Tax Fees	$2,000	$-
All Other Fees	$-	$-
Total	$145,000	$27,650

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits. The exhibits listed below are filed as a part of this annual report.

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated February 5, 2016 by and among the Company, GPH Merger Sub., Inc., and Jerrick Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

2.2	Agreement and Plan of Merger dated February 28, 2016 by and among the Company and Jerrick Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.1	Articles of Incorporation, filed with the Nevada Secretary of State on December 30, 1999 (incorporated by reference to the Company’s annual report on Form 10-SB filed with the Commission on March 30, 2006).

3.2	Amended and Restated Articles of Incorporation, filed with the Nevada Secretary of State on November 6, 2013 (incorporated by reference to Exhibit 3.3 to the Company’s current report on Form 8-K filed with the Commission on December 4, 2013).

3.3	Certificate of Designation, Preferences, and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on April 8, 2014).

3.4	Certificate of Designation, Preferences and Rights of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on December 4, 2014).

3.5	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on August 3, 2015).

3.6	Certificate of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 3.1(f) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.7	Jerrick Ventures, Inc. Certificate of Designation of Series A Cumulative Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1(f) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.8	Jerrick Ventures, Inc. Amendment to Certificate of Designation of Series A Cumulative Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1(f) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.9	Jerrick Ventures, Inc. Certificate of Designation of Series B Cumulative Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1(f) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.10	Certificate of Withdrawal of Certificate of Designation for Series A Preferred Stock. (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.11	Certificate of Withdrawal of Certificate of Designation for Series B Preferred Stock. (incorporated by reference to Exhibit 3.2 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.12	Certificate of Withdrawal of Certificate of Designation for Series C Preferred Stock. (incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.13	Certificate of Designation for Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.14	Certificate of Designation for Series C Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.15	Bylaws (incorporated by reference to the Company’s annual report on Form 10-SB filed with the Commission on March 30, 2006).

3.16	Certificate of Incorporation of Jerrick Ventures, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

4.1	Convertible Promissory Note between the Company and KBM Worldwide, Inc. dated August 22, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on August 26, 2014).

4.2	Convertible Promissory Note between the Company and KBM Worldwide, Inc. dated November 17, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on December 2, 2014).

4.3	Securities Purchase Agreement between the Company, Bonjoe Gourmet Chips LLC and certain purchasers dated December 10, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on December 10, 2014).

4.4	Amended and Restated Securities Purchase Agreement between the Company, Bonjoe Gourmet Chips LLC and certain purchasers dated January 30, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on February 3, 2015).

4.5	Convertible Debenture, dated March 17, 2016 (incorporated by reference to Exhibit 4.5 to the Company’s annual report on Form 10-K filed with the Commission on April 14, 2016).

4.6	Secured Promissory Note, dated April 5, 2016 (incorporated by reference to Exhibit 4.6 to the Company’s annual report on Form 10-K filed with the Commission on April 14, 2016).

4.7	Form of Warrant. (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission on August 24, 2016).

4.8	Form of Warrant. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8- K filed with the Commission on March 21, 2017).

4.9	Form of Series A Preferred Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.5 the Company’s Registration Statement on Form S-1 filed with the Commission on August 31, 2016)

4.10	Form of Series B Preferred Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.6 the Company’s Registration Statement on Form S-1 filed with the Commission on August 31, 2016)

4.11	Common Stock Purchase Warrant, dated April 5, 2016 (incorporated by reference to Exhibit 10.15 to the Company’s annual report on Form 10-K filed with the Commission on April 14, 2016).

4.12	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on August 24, 2016).

4.13	Form of Warrant (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the Commission on January 17, 2017).

4.14	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on March 21, 2017).

4.15	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on July 21, 2017).

4.16	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on September 18, 2017)

4.17	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on January 2, 2018)

4.18	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on April 2, 2018)

4.19	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on May 29, 2018)

4.20	Form of Purchaser Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

4.21	Form of Incentive Warrant (incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.1	Agreement for the Purchase and Sale of Real Estate between Ashland Holdings, LLC and TD Bank dated October 29, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on November 1, 2013).

10.2	Release Agreement between the Company and George I. Norman dated August 15, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on August 15, 2014).

10.3	Securities Purchase Agreement between the Company and KBM Worldwide, Inc. dated August 22, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on August 26, 2014).

10.4	Sale and Purchase Agreement between Ashland Holdings, LLC and Jonathon and Jessica Delavan dated October 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on October 9, 2014).

10.5	Securities Purchase Agreement between the Company and KBM Worldwide, Inc. dated November 17, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 2, 2014).

10.6	Investment Agreement dated as of November 30, 2014 by and between the Company and Kent Campbell (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 4, 2014).

10.7	Royalty Agreement between the Company and Bonjoe Gourmet Chips LLC dated December 10, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 16, 2014).

10.8	Securities Purchase Agreement dated as of July 29, 2015 between Great Plains Holdings, Inc. and Cape One Master Fund II LP. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on August 3, 2015).

10.9	Spin-Off Agreement dated as of February 5, 2016 between the Company and Kent Campbell. (incorporated by reference to Exhibit 10.9 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

10.10	Share Exchange Agreement dated as of February 5, 2016 by and among Great Plains Holdings, Inc., Kent Campbell, Denis Espinoza and Sarah Campbell. (incorporated by reference to Exhibit 10.10 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

10.11	Form of Stock Purchase Agreement. (incorporated by reference to Exhibit 10.11 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

10.12	Loan Agreement by and between the Company and Arthur Rosen, dated May 26, 2016. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on June 2, 2016).

10.13	Security Agreement by and between the Company and Arthur Rosen, dated May 26, 2016. (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on June 2, 2016).

10.14	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the Commission on August 24, 2016).

10.15	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on March 21, 2017).

10.16	Form of Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on March 21, 2017).

10.17	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on August 24, 2016).

10.18	Assignment and Assumption Agreement, dated May 12, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 15, 2017).

10.19	Line of Credit Agreement, dated May 9, 2017 by and between the Company and Arthur Rosen (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 15, 2017).

10.20	Promissory Note Issued In Favor Grawlin, LLC, Dated May 12, 2017, (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 15, 2017).

10.21	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on January 17, 2017).

10.22	Form of Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on January 17, 2017).

10.23	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on March 21, 2017).

10.24	Form of Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on March 21, 2017).

10.25	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on July 21, 2017).

10.26	Form of 8.5% Convertible Redeemable Debentures due April 18, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on July 21, 2017).

10.27	Securities Purchase Agreement between the Company and Crossover Capital Fund I, LLC dated July 11, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2017)

10.28	Jerrick Media Holdings Inc. 8.5% Convertible Redeemable Note Due April 11, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2017)

10.29	First Amendment to 8.5% Convertible Redeemable Note Due April 11, 2018 (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2017)

10.30	Securities Purchase Agreement between the Company and Diamond Rock LLC dated July 24, 2017 (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2017)

10.31	Jerrick Media Holdings Inc 8.5% Convertible Redeemable Note Due April 11, 2018 (incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2017)

10.32	First Amendment to 8.5% Convertible Redeemable Note Due April 24, 2018 (incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2017)

10.33	First Amendment to 8.5% Convertible Redeemable Note Due April 18, 2018 (incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2017)

10.34	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on September 18, 2017)

10.35	Form of Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on September 18, 2017)

10.36	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the Commission on February 14, 2018)

10.37	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on January 2, 2018)

10.38	Form of Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on January 2, 2018)

10.39	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on February 13, 2018)

10.40	Form of Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on February 13, 2018)

10.41	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on April 2, 2018)

10.42	Form of Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on April 2, 2018)

10.43	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on May 29, 2018)

10.44	Form of Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on May 29, 2018)

10.45	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.46	Form Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.47	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.48	Form of Series A Preferred Stock Conversion Letter Agreement (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.49	Form of Series B Preferred Stock Conversion Letter Agreement (incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.50	Form of Convertible Note Conversion Letter Agreement (incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.51	Form of Promissory Note Conversion Letter Agreement (incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.52	Lease Agreement (incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed with the Commission on August 20, 2018)

16.1	Letter from Sadler, Gibb & Associates, LLC dated January 7, 2019

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1 filed with the Commission on October 24, 2018)

31.1*	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERRICK MEDIA HOLDINGS, INC.

Date: April 1, 2019	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Maury	President	April 1, 2019
Justin Maury
/s/ Leonard Schiller	Director	April 1, 2019
Leonard Schiller

/s/ Andrew Taffin	Director	April 1, 2019
Andrew Taffin