Form 10-Q
period 2019-03-31
Jerrick Media Holdings, Inc.
filed 2019-05-15
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

As of May 14, 2019, there were 151,157,777 shares outstanding of the registrant’s common stock.

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Jerrick Media Holdings, Inc.

March 31, 2019 and 2018

Jerrick Media Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
Assets	(Unaudited)

Current Assets
Cash	$262,707	$-
Accounts receivable	7,566	6,500
Total Current Assets	270,273	6,500

Property and equipment, net	19,633	42,443

Deferred offering costs	-	143,146

Security deposit	16,836	16,836

Operating lease right of use asset	277,232	-

Total Assets	$583,974	$208,925

Liabilities and Stockholders’ Deficit

Current Liabilities
Cash overdraft	$-	$33,573
Accounts payable and accrued liabilities	1,240,004	1,246,207
Demand loan	300,000	-
Convertible Notes, net of debt discount and issuance costs	761,480	-
Current portion of operating lease payable	77,928	-
Note payable - related party, net of debt discount	1,489,716	1,223,073
Note payable, net of debt discount and issuance costs	-	49,926
Deferred revenue	-	9,005
Deferred rent	-	7,800

Total Current Liabilities	3,869,128	2,569,584

Non-current Liabilities:
Operating lease payable, long term	191,120	6,150
Convertible Notes - related party, net of debt discount	355	314
Convertible Notes, net of debt discount and issuance costs	75,000	123,481

Total Non-current Liabilities	266,475	129,945

Total Liabilities	4,135,603	2,699,529

Commitments and contingencies

Stockholders’ Deficit
Common stock par value $0.001: 300,000,000 shares authorized; 134,606,122 and 129,506,802 issued and outstanding as of March 31, 2019 and December 31, 2018 respectively	134,606	129,507
Additional paid in capital	34,964,052	33,977,295
Accumulated deficit	(38,429,506)	(36,545,065)
Less: Treasury stock, 2,233,334 and 553,334 shares, respectively	(220,781)	(52,341)
	(3,551,629)	(2,490,604)

Total Liabilities and Stockholders’ Deficit	$583,974	$208,925

The accompanying notes are an integral part of these consolidated financial statements.

Jerrick Media Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2019	March 31, 2018

Net revenue	$34,334	$16,249

Gross margin	34,334	16,249

Operating expenses
Compensation	726,574	651,788
Consulting fees	206,377	95,799
Research and development	341,339	187,577
General and administrative	465,038	404,662

Total operating expenses	1,739,328	1,339,826

Loss from operations	(1,704,994)	(1,323,577)

Other income (expenses)
Interest expense	(54,569)	(268,125)
Accretion of debt discount and issuance cost	(47,364)	(174,888)
Settlement of vendor liabilities	-	1,875
Loss on extinguishment of debt	(77,514)	(342,367)
Gain (loss) on settlement of debt	-	13,452

Other income (expenses), net	(179,447)	(770,053)

Loss before income tax provision	(1,884,441)	(2,093,630)

Income tax provision	-	-

Net loss	$(1,884,441)	$(2,093,630)
Per-share data
Basic and diluted loss per share	$(0.01)	$(0.05)

Weighted average number of common shares outstanding	133,830,595	39,930,275

The accompanying notes are an integral part of these consolidated financial statements.

Jerrick Media Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months ended March 31, 2018

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2017	31,581	31	8,063	8	39,520,682	39,521	(220,000)	(19,007)	14,387,247	(22,247,551)	(7,839,751)

Common stock issued to settle vendor liabilities	-	-	-	-	18,750	19	-	-	3,356	-	3,375

Stock based compensation	-	-	-	-	-	-	-	-	214,782	-	214,782

Stock warrants issued with note payable	-	-	-	-	-	-	-	-	897,006	-	897,006

Issuance of common stock for prepaid services					610,000	610	-	-	115,690	-	116,300

Common stock issued with note payable	-	-	-	-	375,000	375	-	-	77,112	-	77,487

BCF issued with note payable	-	-	-	-	-	-	-	-	38,413	-	38,413

Dividends	-	-	-	-	-	-	-	-	-	(57,033)	(57,033)

Net loss for the three months ended March 31, 2018	-	-	-	-	-	-	-	-	-	(2,093,631)	(2,093,631)

Balance, March 31, 2018	31,581	31	8,063	8	40,524,432	40,525	(220,000)	(19,007)	15,733,606	(24,398,215)	(8,643,052)

See accompanying notes to the consolidated financial statements

Jerrick Media Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2019

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Treasury stock		Additional Pain In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2018	-	-	-	-	-	-	129,506,802	129,507	(553,334)	(52,341)	33,977,295	(36,545,065)	(2,490,604)

Stock based compensation	-	-	-	-	-	-	2,500,000	2,500	-	-	308,808	-	311,308

Cash received for common stock and warrants	-	-	-	-	-	-	2,599,320	2,599	-	-	647,230	-	649,829

Stock issuance cost	-	-	-	-	-	-	-	-	-	-	(143,146)	-	(143,146)

Stock warrants issued with note payable	-	-	-	-	-	-	-	-	-	-	175,425	-	175,425

Purchase of treasury stock	-	-	-	-	-	-	-	-	(1,680,000)	(168,440)	(1,560)	-	(170,000)

Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	-	-	-	-	-	(1,884,441)	(1,884,441)

Balance, March 31, 2019	-	-	-	-	-	-	134,606,122	134,606	(2,233,334)	(220,781)	34,964,052	(38,429,506)	(3,551,629)

See accompanying notes to the consolidated financial statements

Jerrick Media Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2019	March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,884,441)	$(2,093,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,133	10,423
Accretion of debt discount and issuance cost	47,364	174,888
Share-based compensation	318,636	232,635
Gain on settlement of vendor liabilities	-	(1,875)
Gain on settlement of debt	-	(13,452)
Amortization of right-of-use asset	11,935	-
Loss on extinguishment of debt	77,514	342,366
Changes in operating assets and liabilities:
Prepaid expenses	-	(18,802)
Accounts receivable	(1,066)	(1,521)
Deferred revenue	(9,005)	-
Accounts payable and accrued expenses	(6,687)	244,619
Current portion of operating lease payable	(18,436)	-
Net Cash Used In Operating Activities	(1,461,053)	(1,124,349)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(2,801)	-
Net Cash Used In Investing Activities	(2,801)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(33,573)	-
Net proceeds from issuance of notes	-	50,000
Repayment of notes	(50,000)	(76,500)
Proceeds from issuance of demand loan	300,000	-
Proceeds from issuance of convertible note	787,813	1,080,452
Repayment of convertible notes	(12,508)	(71,500)
Proceeds from issuance of convertible notes - related party	-	265,452
Proceeds from issuance of note payable - related party	380,000	135,000
Repayment of note payable - related party	(125,000)	(125,000)
Proceeds from issuance of common stock and warrants	649,829	-
Repayment of line of credit	-	(25,000)
Cash paid for debt issuance costs	-	(97,500)
Purchase of treasury stock and warrants	(170,000)
Net Cash Provided By Financing Activities	1,726,561	1,135,404

Net Change in Cash	262,707	11,055

Cash - Beginning of Year	-	111,051

Cash - End of Year	$262,707	$122,106

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$-	$37,472

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of vendor liabilities	$-	$3,750
Deferred offering costs	$143,146	$-
Debt discount on convertible note	$-	$1,006,753
Debt discount on related party note payable	$-	$198,702
Debt discount on note payable	$-	$483,745
Beneficial conversion feature on convertible notes	$-	$38,413
Accrued dividends	$-	$57,032
Warrants issued with debt	$97,911	$554,639
Issuance of common stock for prepaid services	$-	$116,300
Operating Lease liability	$278,729	$-
Option liability	$7,328	$-
Conversion of note payable and interest into convertible notes	$-	$341,442
Warrants with amendment to notes payable	$-	$135,596
Conversion of note payable - related party and interest into convertible notes - related party	$-	$801,026
Reclassification of derivative liability to equity	$-	$356,288
Debt discount paid in the form of common shares	$-	$34,725
Conversion of note payable and interest into convertible notes	$-	$700,383
Conversion of note payable- related party and interest into convertible notes- related party	$-	$327,893

The accompanying notes are an integral part of these consolidated financial statements.

Jerrick Media Holdings, Inc.

March 31, 2019 and 2018

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

Basis of Presentation - Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

As of March 31, 2019, the Company’s consolidated subsidiaries and/or entities are as follows:

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

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the condensed consolidated statements of operations.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Derivative Liability

The Company evaluates its debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the condensed consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

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

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, we satisfy a performance obligation.

Revenue disaggregated by revenue source for the three months ended March 31, 2019 and 2018 consists of the following:

	Three Months Ended March 31,
	2019	2018
Branded content	$20,071	$11,157
Affiliate sales	3,122	1,874
Other revenue	11,141	3,218
	$34,334	$16,249

Branded Content

Branded content represents the revenue recognized from the Company’s obligation to create and publish branded articles for a client on the Vocal platform and promote stories, tracking engagement for the client. The performance obligation is satisfied when the Company successfully publishes the articles on its platform and meets any required promotional milestones as contractually agreed upon with such client. The revenue is recognized over time as the services are performed.

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

Affiliate sales

Affiliate sales represents the commission the Company receives when a purchase is made through affiliate links placed within content hosted on the Vocal platform. Affiliate revenue is earned on a “click through” basis, upon referring visitors, via said links, to an affiliate’s site and having them complete a specific outcome, most commonly a product purchase. The Company uses multiple affiliate platforms, such as Skimlinks, to form and maintain thousands of vendor relationships. Each vendor establishes their own commission percentage, which typically range from 2-20%. The revenue is recognized upon receipt as reliable estimates could not be made.

Deferred Revenue

Deferred revenue consists of billings and payments from clients in advance of revenue recognition. As of March 31, 2019, the Company had deferred revenue of $0.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried when the Company uploads the articles and reaches the required number of views on the platform. We make estimates for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers. The Company did not record an allowance during the three months ended March 31, 2019 and 2018.

Stock-Based Compensation

We have stock-based compensation plans that are broad-based long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests, which allows for awards of restricted stock, restricted stock units and other stock-based awards of our common stock to employees and non-employees. Our plans include time-based, market-based, and performance-based awards of our common stock to employees and non-employees.

We account for stock-based awards under the fair value method of accounting. The fair value of all stock-based compensation is recognized as expense on a straight-line basis over the full vesting period of the awards for time-based stock awards and on an accelerated attribution method for market-based and performance-based stock awards.

We estimate the fair value of time-based awards using our closing stock price on the date of grant. We estimate the fair value of market-based awards using a Black Scholes option valuation method, which takes into account assumptions such as the expected volatility of our common stock, the risk-free interest rate based on the contractual term of the award, expected dividend yield, vesting schedule and the probability that the market conditions of the awards will be achieved. For performance-based shares, we do not record expense until the performance criteria are considered probable.

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three months ended March 31, 2019 and 2018 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018
Series A Preferred stock	-	192,567
Series B Preferred stock	-	40,929
Options	17,649,990	17,649,990
Warrants	116,346,622	55,521,987
Convertible notes - related party	1,012,626	9,526,533
Convertible notes	3,760,784	23,796,858
Totals	138,770,022	106,728,864

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year presentation. These reclassifications did not affect the prior period total assets, total liabilities, stockholders’ deficit, net loss or net cash used in operating activities.

Recently Adopted Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, lessees will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 became effective for us on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) - Targeted Improvements,” which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. As of January 1, 2019, the Company adopted ASU 2016-02 and has recorded a right-of-use asset and lease liability on the balance sheet for its operating leases. We elected to apply certain practical expedients provided under ASU 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also do not expect to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We expect to account for lease and non-lease components separately because such amounts are readily determinable under our lease contracts and because we expect this election will result in a lower impact on our balance sheet.

Recent Accounting Guidance Not Yet Adopted

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

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying condensed consolidated financial statements.

Note 3 – Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit at March 31, 2019, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements, or May 15, 2020.

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

Note 4 – Notes Payable

Notes payable as of March 31, 2019 and December 31, 2018 is as follows:

	Outstanding Principal as of				Warrants
	March 31, 2019	December 31, 2018	Interest Rate	Maturity Date	Quantity	Exercise Price
July 2018 Loan Agreement	-	50,000	6%	August 2018	300,000	-
		50,000
Less: Debt Discount	-	-
Less: Debt Issuance Costs	-	(74)
	$-	$49,926

During the three months ended March 31, 2019 the Company repaid $50,000 in principal and $1,893 in interest.

Note 5 – Convertible Note Payable

Convertible notes payable as of March 31, 2019 and December 31, 2018 is as follows:

	Outstanding Principal as of						Warrants
	March 31, 2019	December 31, 2018	Interest Rate	Conversion Price		Maturity Date	Quantity	Exercise Price
The February 2018 Convertible Note Offering	62,492	75,000	15%	0.20	(*)	January – February 2020	5,078,375	0.20
The March 2018 Convertible Note Offering	75,000	75,000	14%	0.20	(*)	March – April 2020	4,806,833	0.20
The February 2019 Convertible Note Offering	787,813	-	10%	0.25	(*)	February – March 2020	782,100	0.30
	925,305	150,000
Less: Debt Discount	(79,585)	(17,280)
Less: Debt Issuance Costs	(9,240)	(9,239)
	836,480	123,481
Less: Current Debt	(761,480)	-
Total Long-Term Debt	$75,000	$123,481

(*)	As subject to adjustment as further outlined in the notes

The February 2018 Convertible Note Offering

During the three months ended March 31, 2018, the Company conducted multiple closings of a private placement offering to accredited investors (the “February 2018 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “February 2018 Investors”) for aggregate gross proceeds of $725,000. In addition, $250,000 of the Company’s short-term debt along with accrued but unpaid interest of $40,675 was exchanged for convertible debt in the February 2018 Offering. These conversions resulted in the issuance of warrants to purchase 1,453,375 shares of common stock with a fair value of $181,139. These were recorded as a loss on extinguishment of debt.

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

During the Year ended December31, 2018, the Company converted $940,675 of principal and $86,544 of unpaid interest into the August 2018 Equity Raise (as defined below).

During the three months ended March 31, 2019 the company repaid $12,508 in principal.

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

During the Year ended December31, 2018, the Company converted $886,367 of principal and $51,293 of unpaid interest pursuant to the August 2018 Equity Raise (as defined below).

The February 2019 Convertible Note Offering

During the three months ended March 31, 2019, the Company conducted an offering to accredited investors (the “February 2019 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “February 2019 Investors”) for aggregate gross proceeds of $787,813.

The February 2019 Convertible Note Offering consisted of (a) a 10% Convertible Promissory Note (each a “February 2019 Note” and together, the “February 2019 Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at the lesser of (i) a fixed conversion price equal to $0.25 per share or (ii) the price provided to investors in connection with (a) any private placement offerings or one or more registered public offerings by the Company under the Securities Act, pursuant to which the Company receives monies in the amount greater than $1,500,000 in exchange for securities of the Company between February 21, 2019 and the date on which the Company’s consummates a listing onto a national securities exchange, or (b) any private placement offerings or one or more registered public offerings by the Company under the Securities Act in connection with its listing onto a national securities exchange (a “Qualified Offering”), and (b) a four-year stock purchase warrant (each a “Warrant and together the “Warrants”) to purchase a quantity of shares of the Company’s common stock up to thirty-three percent (33%) of the number of shares of common stock into which the underlying February 2019 Notes may be converted, at an exercise price of $0.30 per share (“Exercise Price”). During the three months ended March 31, 2019 a total of 1,046,100 Warrants were issued in conjunction with The February 2019 Convertible Note Offering.

The February 2019 Notes mature on the first (1st) anniversary of their issuance dates. In the event that the Offering’s Purchasers do not choose to convert the February 2019 Notes into the Common Stock on or prior to the Maturity Dates, the principal and interest shall be mandatorily converted upon the earlier of (i) the listing of the Common Stock onto a national securities exchange, or (ii) upon a Qualified Offering (as defined therein).

The Conversion Price of the February 2019 Note and the Exercise Price of the Warrants are subject to adjustment for issuances of the Company’s Common Stock or any equity linked instruments or securities convertible into the Company’s Common Stock at a purchase price of less than the prevailing Conversion Price or Exercise Price. Such adjustment shall result in the Conversion Price and Exercise Price being reduced to such lower purchase price, subject to carve-outs as described therein.

The Company recorded a $73,214 debt discount relating to 1,046,100 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

Note 6 – Related Party Loans

Convertible notes

Convertible notes payable – related party as of March 31, 2019 and December 31, 2018 is as follows:

	Outstanding Principal as of				Warrants
	March 31, 2019	December 31, 2018	Interest Rate	Maturity Date	Quantity	Exercise Price
The March 2018 Convertible Note Offering	400	400	14%	March 2020	1,197,000	0.20
	400	400
Less: Debt Discount	(45)	(72)
Less: Debt Issuance Costs	-	-
	355	328
Less: Current Debt	-	-
Total Long-Term Debt	$355	$328

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

During the year ended December 31, 2019, the Company converted $239,000 of principal and $15,401 of unpaid interest into the August 2018 Equity Raise (as defined below).

Notes payable

Notes payable – related party as of March 31, 2019 and December 31, 2018 is as follows:

	Outstanding Principal as of					Warrants
	March 31, 2019		December 31, 2018	Interest Rate	Maturity Date	Quantity	Exercise Price
The May 2016 Rosen Loan Agreement		$1,000,000	$1,000,000	13%	November 26, 2017	1,000,000	$0.40
The June 2018 Frommer Loan Agreement		10,000	10,000	6%	August 17, 2018	30,000	0.20
The July 2018 Rosen Loan Agreement		60,000	60,000	6%	August 17, 2018	30,000	0.20
The July 2018 Schiller Loan Agreements		40,000	40,000	6%	August 17, 2018	150,000	0.20
The December 2018 Gravitas Loan Agreement		-	50,000	6%	January 22, 2019	50,000	0.30
The December 2018 Rosen Loan Agreement		75,000	75,000	6%	January 26, 2019	75,000	0.30
The January 2019 Rosen Loan Agreement		175,000	-	10%	February 15, 2019	300,000	0.30
The February 2019 Gravitas Loan Agreement		-	-	5%	February 28, 2019	7,500	0.30
The February 2019 Rosen Loan Agreement		50,000	-	10%	February 28, 2019	100,000	0.30
The March 2019 Gravitas Loan Agreement		80,000	-	6%	April 11, 2019	10,000	0.30
		1,490,000	1,235,000
Less: Debt Discount		(284)	(11,927)
		1,489,716	1,223,073
Less: Current Debt		(1,489,716)	(1,223,073)
	$		$-

The May 2016 Rosen Loan Agreement

On May 26, 2016, the Company entered into a loan agreement (the “May 2016 Rosen Loan Agreement”) with Arthur Rosen, an individual (“Rosen”), pursuant to which on May 26, 2016 (the “Closing Date”), Rosen provided the Company a secured term loan in the principal amount of $1,000,000 (the “May 2016 Rosen Loan”). In connection with the May 2016 Rosen Loan Agreement, on May 26, 2016, the Company and Rosen entered into a security agreement (the “Rosen Security Agreement”), pursuant to which the Company granted to Rosen a senior security interest in substantially all of the Company’s assets as security for repayment of the May 2016 Rosen Loan. Pursuant to the May 2016 Rosen Loan Agreement, the May 2016 Rosen Loan bears interest at a rate of 12.5% per annum, compounded annually and payable on the maturity date of May 26, 2017 (the “May 2016 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the May 2016 Rosen Loan are due. The Company entered into an amendment to the May 2016 Rosen Loan extending the May 2016 Rosen Maturity Date to November 26, 2017. As additional consideration for entering in the May 2016 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 1,000,000 shares of the Company’s common stock at a purchase price of $0.40 per share (the “May 2016 Rosen Warrant”). The May 2016 Rosen Warrant contains anti-dilution provisions as further described therein. On September 7, 2017 (the “Conversion Date”), Rosen converted all accrued but unpaid interest on the May 2016 Rosen Loan from May 26, 2016 through September 6, 2017 in the amount of $124,306 (the “May 2016 Rosen Loan Interest”) into the Company’s August Convertible Note Offering, after which May 2016 Rosen Loan Interest was deemed paid in full through the Conversion Date. On March 29, 2019, the Company entered into an agreement with Mr. Rosen to further extend the maturity date of this loan to May 15, 2019.

The June 2018 Frommer Loan Agreement

On June 29, 2018, the Company entered into a loan agreement (the “June 2018 Frommer Loan Agreement”) with Jeremy Frommer, an officer of the Company, whereby the Company issued Frommer a promissory note in the principal amount of $10,000 (the “June 2018 Frommer Note”). As additional consideration for entering in the June 2018 Frommer Note Loan Agreement, the Company issued Frommer a four-year warrant to purchase 30,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the June 2018 Frommer Loan Agreement, the June 2018 Frommer Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018 (the “June 2018 Frommer Maturity Date”). On November 8, 2018 the Company executed upon an agreement that extended the maturity date of the June 2018 Frommer Agreement to March 7, 2019. As part of the extension agreement, the Company issued Frommer an additional 40,854 warrants to purchase common stock of the Company at an exercise price of $0.30. These warrants had a fair value of $4,645 which was recorded to loss on extinguishment of debt. On February 18, 2019 the Company executed upon an agreement that further extended the maturity date of the June 2018 Frommer Agreement to March 7, 2019. As part of the extension agreement, the Company issued Frommer an additional 41,534 warrants to purchase common stock of the Company at an exercise price of $0.30. On March 29, 2019 the Company entered into an agreement with Mr. Frommer that further extended the maturity date of this loan to May 15, 2019.

The First July 2018 Schiller Loan Agreement

On July 3, 2018, the Company entered into a loan agreement (the “First July 2018 Schiller Loan Agreement”) with Schiller, a member of the Board, whereby the Company issued Schiller a promissory note in the principal aggregate amount of $35,000 (the “First July 2018 Schiller Note”). As additional consideration for entering in the First July 2018 Schiller Loan Agreement, the Company issued Schiller a four-year warrant to purchase 75,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the agreement, the note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018.  Subsequent to the balance sheet date, on November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued Schiller warrants to purchase 142,987 shares of common stock of the Company at an exercise price of $0.30. On February 18, 2019 the Company executed upon an agreement that further extended the maturity date of the First July 2018 Schiller Loan Agreement to March 7, 2019. As part of the extension agreement, the Company issued Schiller an additional 64,077 warrants to purchase common stock of the Company at an exercise price of $0.30. On March 29, 2019 the Company entered into an agreement with Mr. Schiller that extended the maturity date of this loan to May 15, 2019.

The Second July 2018 Schiller Loan Agreement

On July 17, 2018, the Company entered into a loan agreement (the “Second July 2018 Schiller Loan Agreement”) with Schiller, a member of the Board, whereby the Company issued Schiller a promissory note in the principal aggregate amount of $25,000 (the “Second July 2018 Schiller Note”). As additional consideration for entering in the Second July 2018 Schiller Loan Agreement, the Company issued Schiller a four-year warrant to purchase 75,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the Second July 2018 Schiller Loan Agreement, the Second July 2018 Schiller Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018. Subsequent to the balance sheet date, on November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued Schiller warrants to purchase 101,900 shares of common stock of the Company at an exercise price of $0.30. On February 18, 2019 the Company executed upon an agreement that further extended the maturity date of the Second July 2018 Schiller Loan Agreement to March 7, 2019. As part of the extension agreement, the Company issued Schiller an additional 103,600 warrants to purchase common stock of the Company at an exercise price of $0.30. On March 29, 2019 the Company entered into an agreement with Mr. Schiller that further extended the maturity date of this loan to May 15, 2019.

The First July 2018 Rosen Loan Agreements

On July 12, 2018, the Company entered into a loan agreement (the “First July 2018 Rosen Loan Agreement”) with Rosen, an officer of the Company, whereby the Company issued Rosen a promissory note in the principal aggregate amount of $10,000 (the “First July 2018 Rosen Note”). Pursuant to the First July 2018 Rosen Loan Agreement, the note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018. On November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued Rosen warrants to purchase 27,534 shares of common stock of the Company at an exercise price of $0.30. On February 18, 2019 the Company executed upon an agreement that further extended the maturity date of the First July 2018 Rosen Loan Agreement to March 7, 2019. As part of the extension agreement, the Company issued Rosen an additional 207,400 warrants to purchase common stock of the Company at an exercise price of $0.30. On March 29, 2019 the Company entered into an agreement with Mr. Rosen that further extended the maturity date of this loan to May 15, 2019.

The Second July 2018 Rosen Loan Agreements

On July 18, 2018, the Company entered into a loan agreement (the “Second July 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal aggregate amount of $50,000 (the “Second July 2018 Rosen Note”) resulting from the conversion of a demand note (as described below). As additional consideration for entering into the Second July 2018 Rosen Loan Agreement, the Company issued Rosen a four-year warrant to purchase 150,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the Second July 2018 Rosen Loan Agreement, the Second July 2018 Rosen Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018. On November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued Rosen warrants to purchase 203,967 shares of common stock of the Company at an exercise price of $0.30. On February 18, 2019 the Company executed upon an agreement that further extended the maturity date of the Second July 2018 Rosen Loan Agreement to March 7, 2019. As part of the extension agreement, the Company issued Rosen an additional 41,440 warrants to purchase common stock of the Company at an exercise price of $0.30. On March 29, 2019 the Company entered into an agreement with Mr. Rosen that further extended the maturity date of this loan to May 15, 2019.

The December 2018 Rosen Loan Agreement

On December 27, 2018, the Company entered into a loan agreement (the “December 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $75,000 (the “December 2018 Rosen Note”). As additional consideration for entering in the December 2018 Rosen Note Loan Agreement, the Company issued Rosen a four-year warrant to purchase 75,000 shares of the Company’s common stock at a purchase price of $0.30 per share. Pursuant to the December 2018 Rosen Loan Agreement, the December 2018 Rosen Note bears interest at a rate of 6% per annum and payable on the maturity date of January 26, 2019 (the “December 2018 Rosen Maturity Date”). On February 18, 2019 the Company executed upon an agreement that further extended the maturity date of the December 2018 Rosen Loan Agreement to March 7, 2019. As part of the extension agreement, the Company issued Rosen an additional 703,889 warrants to purchase common stock of the Company at an exercise price of $0.30. On March 29, 2019 the Company entered into an agreement with Mr. Rosen that extended the maturity date of this loan to May 15, 2019.

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

During the three months ended March 31, 2019 the Company repaid $50,000 in principal and $250 in interest.

The January 2019 Rosen Loan Agreement

On January 30, 2019, the Company entered into a loan agreement (the “January 2019 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $175,000 (the “January 2019 Rosen Note”). As additional consideration for entering in the January 2019 Rosen Note Loan Agreement, the Company issued Rosen a four-year warrant to purchase 300,000 shares of the Company’s common stock at a purchase price of $0.30 per share. Pursuant to the January 2019 Rosen Loan Agreement, the January 2019 Rosen Note bears interest at a rate of 10% per annum and payable on the maturity date of February 15, 2019 (the “January 2019 Rosen Maturity Date”). On February 19, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued Rosen warrants to purchase 703,889 shares of common stock of the Company at an exercise price of $0.30. On March 29, 2019 the Company entered into an agreement with Mr. Rosen that extended the maturity date of this loan to May 15, 2019.

 The February 2019 Gravitas Capital Loan Agreement

On February 6, 2019, the Company entered into a loan agreement (the “February 2019 Gravitas Capital Loan Agreement”) with Gravitas Capital, whereby the Company issued Gravitas Capital a promissory note in the principal amount of $75,000 (the “February 2019 Gravitas Capital Note”). As additional consideration for entering in the February 2019 Gravitas Capital Note Loan Agreement, the Company issued Gravitas Capital a four-year warrant to purchase 7,500 shares of the Company’s common stock at a purchase price of $0.30 per share. Pursuant to the February 2019 Gravitas Capital Loan Agreement, the February 2019 Gravitas Capital Note bears interest at a rate of 5% per annum and payable on the maturity date of February 28, 2019  (the “February 2019 Gravitas Capital Maturity Date”).

During the three months ended March 31, 2019 the Company repaid $75,000 in principal and $3,500 in interest.

The February 2019 Rosen Loan Agreement

On February 14, 2019, the Company entered into a loan agreement (the “February 2019 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $50,000 (the “February 2019 Rosen Note”). As additional consideration for entering in the February 2019 Rosen Note Loan Agreement, the Company issued Rosen a four-year warrant to purchase 100,000 shares of the Company’s common stock at a purchase price of $0.30 per share. Pursuant to the February 2019 Rosen Loan Agreement, the February 2019 Rosen Note bears interest at a rate of 10% per annum and payable on the maturity date of February 28, 2019 (the “February 2019 Rosen Maturity Date”). On March 29, 2019 the Company entered into an agreement with Mr. Rosen that extended the maturity date of this loan to May 15, 2019.

The March 2019 Gravitas Capital Loan Agreement

On March 11, 2019, the Company entered into a loan agreement (the “March 2019 Gravitas Capital Loan Agreement”) with Gravitas Capital, whereby the Company issued Gravitas Capital a promissory note in the principal amount of $80,000 (the “March 2019 Gravitas Capital Note”). As additional consideration for entering in the March 2019 Gravitas Capital Note Loan Agreement, the Company issued Gravitas Capital a four-year warrant to purchase 7,500 shares of the Company’s common stock at a purchase price of $0.30 per share. Pursuant to the March 2019 Gravitas Capital Loan Agreement, the March 2019 Gravitas Capital Note bears interest at a rate of 6% per annum and payable on the maturity date of April 11, 2019  (the “March 2019 Gravitas Capital Maturity Date”). On April 12, 2019 the Company executed upon an agreement that further extended the maturity date of the March 2019 Gravitas Capital Loan Agreement to May 15, 2019. As part of the extension agreement, the Company issued Gravitas Capital an additional 10,000 warrants to purchase common stock of the Company at an exercise price of $0.30.

Demand loan

On March 29, 2019, Standish made non-interest bearing loans of $300,000 to the Company in the form of cash. The loan is due on demand and unsecured.

Officer compensation

During the three months ended March 31, 2019 the Company paid $25,952 for living expenses for officers of the Company.

Note 7 - Stockholders’ Deficit

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

Preferred Stock

As of March 31, 2019, and December 31, 2018 there were no preferred stock issued or outstanding.

Common Stock

On January 4, 2017, the Company issued 2,000,000 shares of its restricted common stock to consultants in exchange for services at a fair value of $240,000.

On January 3, 2017, the Company issued 500,000 shares of its restricted common stock to consultants in exchange for services at a fair value of $70,050.

August 2018 Equity Raise

Effective August 31, 2018 (the “Effective Date”), the Company consummated the initial closing (the “Initial Closing”) of a private placement offering of its securities of up to $5,000,000 (the “August 2018 Equity Raise”). During the three months ended March 31, 2019 the Company entered into definitive securities purchase agreements (the “Purchase Agreements”) for aggregate gross proceeds of $649,829. Pursuant to the Purchase Agreement, the Purchasers purchased an aggregate of 2,599,320 shares of common stock at $0.25 per share and received warrants to purchase 2,599,320 shares of common stock at an exercise price of $0.30 per share (the “Purchaser Warrants”, collectively, the “Securities”).

The Purchaser Warrants are exercisable for a term of five years from the Initial Exercise Date (as defined in the Purchaser Warrants).

Warrants

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for warrants granted during the three months ended March 31, 2019 are as follows:

	March 31, 2019	March 31, 2018
Exercise price	$0.30	$0.20
Expected dividends	0%	0%
Expected volatility	108.16%	93,69% - 100.56%
Risk free interest rate	2.23% - 2.5%	1.64% - 2.69%
Expected life of warrant	4 – 5 years	4 – 5 years

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2018	110,859,062	0.27
Granted	5,527,560	0.30
Exercised	-	-
Forfeited/Cancelled	(40,000)	0.30
Outstanding and Exercisable – March 31, 2019	116,346,622	$0.27

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.27	116,346,622	3.63	0.27	116,346,622	0.27

During the three months ended March 31, 2019, a total of 782,100 warrants were issued with convertible notes (See Note 5 above). The warrants have a grant date fair value of $69,317 using a Black-Scholes option-pricing model and the above assumptions.

During the three months ended March 31, 2019, a total of 1,882,140 warrants were issued with notes payable – related party (See Note 6 above). The warrants have a grant date fair value of $104,900 using a Black-Scholes option-pricing model and the above assumptions.

During the three months ended March 31, 2019, a total of 264,000 warrants were issued with convertible notes payable – related party (See Note 6 above). The warrants have a grant date fair value of $12,027 using a Black-Scholes option-pricing model and the above assumptions.

During the three months ended March 31, 2019, a total of 2,599,320 warrants were issued with the August 2018 Equity Raise (See above). The warrants have a grant date fair value of $334,985 using a Black-Scholes option-pricing model and the above assumptions.

Note 11 – Leases

Lease Agreements

On May 5, 2018, the Company signed a 5-year lease for approximately 2,300 square feet of office space at 2050 Center Avenue Suite 640, Fort Lee, New Jersey 07024. Commencement date of the lease is June 1, 2018. Total amount due under this lease is $411,150.

We determine if an arrangement contains a lease at inception. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

Our leases consist of leaseholds on office space. The approach takes into consideration the range of the term, the range of the lease payments, the category of the underlying asset and our estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments.

Our lease term includes options to extend the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less are not recorded on the balance sheet, per the election of the practical expedient noted above.

We recognize lease expense for these leases on a straight-line basis over the lease term. We recognize variable lease payments in the period in which the obligation for those payments is incurred. Variable lease payments that depend on an index or a rate are initially measured using the index or rate at the commencement date, otherwise variable lease payments are recognized in the period incurred.

During the three months ended March 31, 2019 the Company incurred $20,690 towards the amortization of assets included in general and administrative expenses on the Condensed Consolidated Statements of Operations.

Total future minimum payments required under the lease as of March 31, 2019 are as follows:

Twelve Months Ending March 31,
2020	$76,973
2021	80,944
2022	85,034
2023	91,336
2024	15,410
Total	$349,697

Rent expense for the three months ended March 31, 2019 and 2018 was $20,690 and $10,957 respectively.

Note 13 – Subsequent Events

Close of Tender Offer

On April 11, 2019, the Company substantially completed its offer to holders of certain of the Company’s outstanding warrants. The aggregate amount of these warrants tendered, each with an exercise price of $0.20, represents approximately 91% of the warrants eligible to be exchanged in the tender offer, and 49% of the Company’s total outstanding warrants. The Company exchanged warrants to purchase approximately 56,571,598 shares of common stock as part of the tender offer. Participating investors received approximately 18,784,878 shares of common stock for returning the warrants.

Close of Convertible Note Offering

Between February 21, 2019 and February 26, 2019, and between March 12, 2019 and March 29, 2019, Jerrick Media Holdings, Inc. (the “Company”) consummated the initial closings (the “Initial Closings”) of a private placement offering of its securities of up to $3,000,000 (the “Offering”). In connection with the Initial Closings, the Company entered into securities purchase agreements (the “Purchase Agreements”) with 12 accredited investors (the “Initial Purchasers”) for an aggregate purchase price of $1,092,500. Pursuant to the Purchase Agreements, the Initial Purchasers received warrants to purchase shares of common stock at an exercise price of $0.30 per share (the “Purchaser Warrants”). The Initial Purchasers received 1,442,100 Purchaser Warrants.

On May 7, 2019, the Company consummated the final closing (the “Final Closing”) of a private placement offering of its securities of up to $3,000,000 (the “Offering”). In connection with the Final Closing, the Company will issue 1,231,593 warrants to purchase shares of common stock at an exercise price of $0.30 per share (the “Purchaser Warrants”) to 5 accredited investors (the “Final Closing Purchasers” and, together with the Initial Purchasers, “the Offering’s Purchasers”), for an aggregate purchase price of $933,025. This includes $162,500 in second tranche payments to be made by the Offering’s Purchasers, due when the Company meets certain performance criteria as outlined in the Purchase Agreements.

In connection with the Offering, the Company issued convertible notes (the “Notes”) in the principal aggregate amount of $1,863,025, with an additional $162,500 in Notes to be issued upon the achievement of certain milestones. The Notes accrue interest at a rate of 10% per annum and the interest is payable in kind upon the twelve (12) month anniversary of the Notes. The Notes have maturity dates between February 21, 2020 and May 7, 2020, respectively (the “Maturity Dates”). The Notes are convertible any time after their issuance. The Offering’s Purchasers have the right to convert the Notes into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at the lesser of (i) a fixed conversion price equal to $0.25 per share or (ii) the price provided to investors in connection with (a) any private placement offerings or one or more registered public offerings by the Company under the Securities Act, pursuant to which the Company receives monies in the amount greater than $1,500,000 in exchange for securities of the Company between February 21, 2019 and the date on which the Company’s consummates a listing onto a national securities exchange, or (b) any private placement offerings or one or more registered public offerings by the Company under the Securities Act in connection with its listing onto a national securities exchange (a “Qualified Offering”).

In the event that the Offering’s Purchasers do not choose to convert the Notes into the Common Stock on or prior to the Maturity Dates, the principal and interest evidenced by the Note shall be mandatorily converted upon the earlier of (i) the listing of the Common Stock onto a national securities exchange, or (ii) upon a Qualified Offering.

The Purchaser Warrants are exercisable into a total of 2,673,693 shares of the Company’s common stock. The Purchaser Warrants issued in this transaction are immediately exercisable at an exercise price of $0.30 per share, subject to applicable adjustments. The Purchaser Warrants expire four (4) years from the original issue date.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2019.

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

Results of Operations

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2019 compared to December 31, 2018:

	March 31, 2019	December 31, 2018	Increase / (Decrease)
Current Assets	$270,273	$6,500	$263,773
Current Liabilities	$3,869,128	$2,569,584	$1,299,544
Working Capital Deficit	$(3,598,855)	$(2,563,084)	$(1,035,771)

At March 31, 2019, we had a working capital deficit of $3,598,855 as compared to a working capital deficit of $2,563,084 at March 31, 2019, an increase of $1,035,771. The increase is primarily attributable to an increase in notes payable and the current portion of operating lease payable. These were offset by an increase in cash and a decrease in accounts payable and accrued liabilities.

Net Cash

Net cash used in operating activities for the three months ended March 31, 2019 and 2018, was $1,461,053 and $1,124,349, respectively. The net loss for the three months ended March 31, 2019 and 2018 was $1,897,972 and $2,093,630, respectively. This change is primarily attributable to the net loss for the current period offset by share-based payments in the amount of $318,636 to employees and consultants for services rendered, the accretion of debt discount and debt issuance costs of $47,364 due to the incentives given with debentures, and a loss on extinguishment of debt of $77,514 in addition to a change in accounts payable and accrued expenses of $21,482. These increases were offset by a change in accounts receivable of $1,066 during the three months ended March 31, 2019.

Net cash used in investing activities for the three months ended March 31, 2019 and 2018 was $2,801 and $0, respectively. This change is attributable to the cash paid for property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2019 and 2018 was $1,726,561 and $1,135,404. During the 2019 period, the Company was predominantly financed by issuance of common stock, debt and related party notes of $649,829, $887,813 and $580,000, respectively to fund operations. These increases were offset by repayment of notes and related party notes of $62,508 and $125,000, respectively.

Summary of Statements of Operations for the Three Months Ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue	$34,334	$16,249
Gross Margin	$34,334	$16,249
Operating Expenses	$1,739,328	$1,339,826
Loss from operations	$(1,704,994)	$(1,323,577)
Other Expenses	$(179,447)	$(770,053)
Net loss	$(1,884,441)	$(2,093,630)
Loss per common share – basic and diluted	$(0.01)	$(0.05)

Revenue

Revenue was $34,334 for the three months ended March 31, 2019, as compared to $16,249 for the comparable three months ended March 31, 2018, an increase of $18,085. The increase in revenue is primarily attributable to the development and growth of native advertising, branded marketing, and affiliate sales, resulting from the creation of genre specific, user generated content community websites, as well as the addition of consulting services as a new revenue line item. The Company focused its efforts throughout the three months ended March 31, 2019 on the development of its proprietary Vocal software platform to support the scalability of its business model.

Operating Expenses

Operating expenses for the three months ended March 31, 2019 were $1,739,328 as compared to $1,339,826 for the three months ended March 31, 2018. The increase of $399,502 in operating expenses is the result of an increase in consulting fees, Research and Development, marketing, and content creation costs.

Loss from Operations

Loss from operations for the three months ended March 31, 2019 was $1,704,994 as compared to loss of $1,323,577 for the three months ended March 31, 2018. The increase in the loss from operations is primarily due to increased expenses due to the continued development of the Vocal platform and increased marketing costs. These increases were offset by an increase in revenue.

Other Income (Expenses)

Other income (expenses) for the three months ended March 31, 2019 was $(179,447) as compared to $(770,053) for the three months ended March 31, 2018. Other expenses during the three months ended March 31, 2019 was comprised of interest expense of $(54,569) on notes and related party notes, accretion of debt discount and issuance cost of $(47,364) due to the incentives given with debentures, and a loss on extinguishment of debt of $(77,514). During the three months ended March 31, 2018, other expenses were comprised of interest expense of $(268,125) on notes and related party notes and accretion of debt discount and issuance cost of $(174,888) due to the incentives given with debentures, gain on extinguishment of liabilities of $13,452 for the incentives given to amend or convert debt.

Net Loss

Net loss attributable to common shareholder for three months ended March 31, 2019, was $1,884,441, or loss per share of $0.01, as compared to a net loss of $2,093,630, or loss per share of $0.05, for the three months ended March 31, 2018.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2019, we have no off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 of the Condensed Consolidated Financial Statements. During the three months ending March 31, 2019, we were not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses. However, if we complete an acquisition, we will be required to make estimates and assumptions typical of other companies. For example, we will be required to make critical accounting estimates related to valuation and accounting for business combinations. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 1, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2019, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q as listed below. All of the securities discussed in this Item 5(e) were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

The June 2018 Frommer Loan Agreement

On February 18, 2019 the Company executed upon an agreement that extended the maturity date of the June 2018 Frommer Agreement to March 7, 2019. As part of the extension agreement, the Company issued Frommer an additional 41,534 warrants to purchase common stock of the Company at an exercise price of $0.30.

The First July 2018 Schiller Loan Agreement

On February 18, 2019 the Company executed upon an agreement that extended the maturity date of the First July 2018 Schiller Loan Agreement to March 7, 2019. As part of the extension agreement, the Company issued Schiller an additional 64,077 warrants to purchase common stock of the Company at an exercise price of $0.30.

The Second July 2018 Schiller Loan Agreement

On February 18, 2019 the Company executed upon an agreement that further extended the maturity date of the Second July 2018 Schiller Loan Agreement to March 7, 2019. As part of the extension agreement, the Company issued Schiller an additional 103,600 warrants to purchase common stock of the Company at an exercise price of $0.30.

The First July 2018 Rosen Loan Agreements

On February 18, 2019 the Company executed upon an agreement that further extended the maturity date of the First July 2018 Rosen Loan Agreement to March 7, 2019. As part of the extension agreement, the Company issued Rosen an additional 207,400 warrants to purchase common stock of the Company at an exercise price of $0.30.

The Second July 2018 Rosen Loan Agreements

On February 18, 2019 the Company executed upon an agreement that further extended the maturity date of the Second July 2018 Rosen Loan Agreement to March 7, 2019. As part of the extension agreement, the Company issued Rosen an additional 41,440 warrants to purchase common stock of the Company at an exercise price of $0.30.

The December 2018 Rosen Loan Agreement

On February 18, 2019 the Company executed upon an agreement that further extended the maturity date of the December 2018 Rosen Loan Agreement to March 7, 2019. As part of the extension agreement, the Company issued Rosen an additional 703,889 warrants to purchase common stock of the Company at an exercise price of $0.30.

The March 2019 Gravitas Capital Loan Agreement

On April 12, 2019 the Company executed upon an agreement that further extended the maturity date of the March 2019 Gravitas Capital Loan Agreement to May 15, 2019. As part of the extension agreement, the Company issued Gravitas Capital an additional 10,000 warrants to purchase common stock of the Company at an exercise price of $0.30.

The Company issued 2,000,000 shares of Common Stock to individuals in consideration for consulting services.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description
4.1	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2019)

10.1	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2019)

10.2	Form of 10% Convertible Promissory Note (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2019)

16.1	Letter from Sadler, Gibb & Associates, LLC, dated January 7, 2019 (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2019)

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERRICK MEDIA HOLDINGS, INC.

Date: May 15, 2019	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)