Form 10-Q
period 2019-06-30
Jerrick Media Holdings, Inc.
filed 2019-08-15
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

As of August 14, 2019, there were 8,830,479 shares outstanding of the registrant’s common stock.

- i -

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Jerrick Media Holdings, Inc.

 Unaudited Financial Statements as of June 30, 2019 and 2018

and for the Six Months Ended June 30, 2019 and 2018

Index to the Condensed Consolidated Financial Statements

Contents	Page(s)

Condensed Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	2

Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2019 and 2018 (unaudited)	3

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended June 30, 2019 (unaudited)	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2019 (unaudited)	4

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended June 30, 2018 (unaudited)	6

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2018 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018 (unaudited)	8

Notes to the Condensed Consolidated Financial Statements (unaudited)	9

Jerrick Media Holdings, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
Assets	(Unaudited)

Current Assets
Cash	$396,363	$-
Accounts receivable	2,500	6,500
Current portion of operating lease right of use asset	109,668	-
Total Current Assets	508,531	6,500

Property and equipment, net	41,157	42,443

Deferred offering costs	-	143,146

Security deposit	16,836	16,836

Operating lease right of use asset	235,293	-

Total Assets	$801,817	$208,925

Liabilities and Stockholders’ Deficit

Current Liabilities
Cash overdraft	$-	$33,573
Accounts payable and accrued liabilities	844,530	1,246,207
Demand loan	100,000	-
Convertible Notes - related party, net of debt discount	20,366	-
Convertible Notes, net of debt discount and issuance costs	1,947,622	-
Current portion of operating lease payable	79,474	-
Note payable - related party, net of debt discount	2,651,796	1,223,073
Note payable, net of debt discount and issuance costs	-	49,926
Deferred revenue	17,833	9,005
Deferred rent	-	7,800

Total Current Liabilities	5,661,621	2,569,584

Non-current Liabilities:
Operating lease payable	258,911	-
Deferred rent	-	6,150
Convertible Notes - related party, net of debt discount	-	314
Convertible Notes, net of debt discount and issuance costs	-	123,481

Total Non-current Liabilities	258,911	129,945

Total Liabilities	5,920,532	2,699,529

Commitments and contingencies

Stockholders’ Deficit
Common stock par value $0.001: 15,000,000 shares authorized; 8,830,479 and 6,475,340 issued and outstanding as of June 30, 2019 and December 31, 2018 respectively	8,831	6,475
Additional paid in capital	35,241,922	34,100,327
Accumulated deficit	(40,007,294)	(36,545,065)
Less: Treasury stock, 149,850 and 27,667 shares, respectively	(362,174)	(52,341)
	(5,118,715)	(2,490,604)

Total Liabilities and Stockholders’ Deficit	$801,817	$208,925

The accompanying notes are an integral part of these consolidated financial statements.

Jerrick Media Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net revenue	$7,181	$24,023	$41,515	$40,272

Gross margin	7,181	24,023	41,515	40,272

Operating expenses
Compensation	545,037	451,041	1,271,611	1,102,829
Consulting fees	191,254	528,708	397,631	624,507
Research and development	13,559	136,329	354,898	323,906
General and administrative	659,452	473,648	1,124,490	878,310

Total operating expenses	1,409,302	1,589,726	3,148,630	2,929,552

Loss from operations	(1,402,121)	(1,565,703)	(3,107,115)	(2,889,280)

Other income (expenses)
Interest expense	(110,032)	(341,071)	(164,601)	(609,196)
Accretion of debt discount and issuance cost	(69,626)	(415,045)	(116,990)	(589,933)
Settlement of vendor liabilities	-		-	1,875
Loss on extinguishment of debt	(3,635)	(89,419)	(81,149)	(431,786)
Gain (loss) on settlement of debt	-		-	13,452

Other income (expenses), net	(183,293)	(845,535)	(362,740)	(1,615,588)

Loss before income tax provision	(1,585,414)	(2,411,238)	(3,469,855)	(4,504,868)

Income tax provision	-	-	-	-

Net loss	$(1,585,414)	$(2,411,238)	$(3,469,855)	$(4,504,868)

Deemed dividend	-	65,823	-	129,858
Inducement expense	(7,628)	-	(7,628)

Net loss attributable to common shareholders	(1,577,786)	(2,477,061)	(3,462,227)	(4,634,726)

Per-share data
Basic and diluted loss per share	$(0.20)	$(1.22)	$(0.47)	$(2.30)

Weighted average number of common shares outstanding	8,072,257	2,026,222	7,389,564	2,011,533

The accompanying notes are an integral part of these consolidated financial statements.

Jerrick Media Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months ended June 30, 2019

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2019	-	-	-	-	-	-	6,730,306	6,730	(111,667)	(220,781)	35,091,928	(38,429,506)	(3,551,629)

Stock based compensation	-	-	-	-	-	-	-	-	-	-	122,776	-	122,776

Cash received for common stock and warrants			-	-	-	-	-	-	-	-	-	-	-

Tender offering	-	-	-	-	-	-	2,100,173	2,101	-	-	(2,101)	-	-

Stock issuance cost	-	-	-	-	-	-	-	-	-	-	(35,000)	-	(35,000)

Stock warrants issued with note payable			-	-	-	-	-	-	-	-	1,153,353	-	1,153,353

Purchase of treasury stock and warrants	-	-	-	-	-	-	-	-	(38,183)	(141,393)	(89,034)	-	(230,427)

Inducement expense	-	-	-	-	-	-	-	-	-	-	-	7,626	7,626

Net loss for the three months ended June 30, 2019	-	-	-	-	-	-	-	-	-	-	-	(1,585,414)	(1,585,414)

Balance, June 30, 2019	-	-	-	-	-	-	8,830,479	8,831	(149,850)	(362,174)	35,241,922	(40,007,294)	(5,118,715)

See accompanying notes to the consolidated financial statements

Jerrick Media Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2019

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2018	-	-	-	-	-	-	6,475,340	6,475	(27,667)	(52,341)	34,100,327	(36,545,065)	(2,490,604)

Stock based compensation	-	-	-	-	-	-	125,000	126	-	-	433,959	-	434,085

Cash received for common stock and warrants	-	-	-	-	-	-	129,966	130	-	-	649,699	-	649,829

Tender offering	-	-	-	-	-	-	2,100,173	2,100			(2,100)	-	-

Stock issuance cost	-	-	-	-	-	-	-	-	-	-	(178,146)	-	(178,146)

Stock warrants issued with note payable	-	-	-	-	-	-	-	-	-	-	328,777	-	328,777

Purchase of treasury stock and warrants	-	-	-	-	-	-	-	-	(122,183)	(309,833)	(90,594)	-	(400,427)

Inducement expense	-	-	-	-	-	-	-	-	-	-	-	7,626	7,626

Net loss for the six months ended June 30, 2019	-	-	-	-	-	-	-	-	-	-	-	(3,469,855)	(3,469,855)

Balance, June 30, 2019	-	-	-	-	-	-	8,830,479	8,831	(149,850)	(362,174)	35,241,922	(40,007,294)	(5,118,715)

See accompanying notes to the consolidated financial statements

Jerrick Media Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months ended June 30, 2018

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2018	31,581	31	8,063	8	-	-	2,026,222	2,026	(11,000)	(19,007)	15,772,104	(23,868,737)	(8,113,574)

Stock based compensation	-	-	-	-	-	-	-	-	-	-	20,836	-	20,836

Stock warrants issued with note payable	-	-	-	-	-	-	-	-	-	-	589,038	-	589,038

Dividends	-	-	-	-	-	-	-	-	-	-	-	65,823	65,823

Net loss for the three months ended June 30, 2018	-	-	-	-	-	-	-	-	-	-	-	(2,477,061)	(2,477,061)

Balance, June 30, 2018	31,581	31	8,063	8	-	-	2,026,222	2,026	(11,000)	(19,007)	16,381,978	(26,279,975)	(9,914,938)

See accompanying notes to the consolidated financial statements

Jerrick Media Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2018

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2017	31,581	31	8,063	8	-	-	1,976,034	1,976	(11,000)	(19,007)	14,387,247	(21,775,107)	(7,367,307)

Issuance of common stock for prepaid services	-	-	-	-	-	-	30,500	31	-	-	116,269	-	116,300

Common stock issued to settle vendor liabilities	-	-	-	-	-	-	938	1	-	-	3,374	-	3,375

Common stock issued with note payable	-	-	-	-	-	-	18,750	19			77,468	-	77,487

Stock warrants issued with note payable	-	-	-	-	-	-	-	-	-	-	1,486,043	-	1,486,043

BCF issued with note payable	-	-	-	-	-	-	-	-	-	-	38,413	-	38,413

Stock based compensation	-	-	-	-	-	-	-	-	-	-	235,618	-	235,618

Dividends	-	-	-	-	-	-	-	-	-	-	-	129,858	129,858

Net loss for the six months ended June 30, 2018	-	-	-	-	-	-	-	-	-	-	-	(4,634,726)	(4,634,725)

Balance, June 30, 2018	31,581	31	8,063	8	-	-	2,026,222	2,026	(11,000)	(19,007)	16,344,432	(26,279,975)	(9,914,938)

See accompanying notes to the consolidated financial statements

Jerrick Media Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,469,855)	$(4,504,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,660	21,439
Accretion of debt discount and issuance cost	116,991	589,933
Inducement expense	7,626	-
Share-based compensation	448,291	285,821
Gain (loss) on settlement of vendor liabilities	-	(1,875)
Gain on settlement of debt	-	(13,452)
Loss on extinguishment of debt	81,149	431,786
Changes in operating assets and liabilities:
Prepaid expenses	-	(18,864)
Accounts receivable	4,000	(7,845)
Operating lease right of use asset	(47,643)	-
Security deposit	-	164
Deferred revenue	8,828	-
Accounts payable and accrued expenses	(251,299)	900,595
Deferred rent	-	707
Net Cash Used In Operating Activities	(3,096,252)	(2,316,459)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(26,851)	(16,446)
Net Cash Used In Investing Activities	(26,851)	(16,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(33,573)	-
Net proceeds from issuance of notes	-	658,500
Repayment of notes	(50,000)	(85,675)
Proceeds from issuance of demand loan	100,000	50,000
Proceeds from issuance of convertible note	1,993,025	1,525,154
Repayment of convertible notes	(12,508)	(76,798)
Proceeds from issuance of convertible notes - related party	-	299,852
Proceeds from issuance of note payable - related party	1,590,000	245,000
Repayment of note payable - related party	(275,000)	(160,000)
Proceeds from issuance of common stock and warrants	649,829	-
Repayment of line of credit	-	(44,996)
Cash paid for debt issuance costs	-	(166,761)
Purchase of treasury stock and warrants	(407,307)
Net Cash Provided By Financing Activities	3,519,466	2,244,276

Net Change in Cash	396,363	(88,629)

Cash - Beginning of Year	-	111,051

Cash - End of Year	$396,363	$22,422

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$18,273	$64,892

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of vendor liabilities	$-	$3,750
Deferred offering costs	$143,146	$-
Beneficial conversion feature on convertible notes	$-	$38,413
Accrued dividends	$-	$127,795
Warrants issued with debt	$247,628	$1,085,221
Issuance of common stock for prepaid services	$-	$116,300
Operating Lease liability	$288,790	$-
Option liability	$7,328	$-
Conversion of note payable and interest into convertible notes	$-	$341,442
Warrants with amendment to notes payable	$-	$135,596
Conversion of note payable - related party and interest into convertible notes - related party	$20,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Jerrick Media Holdings, Inc.

June 30, 2019 and 2018

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Operations

Jerrick Media Holdings, Inc. (“we,” “us,” the “Company,” or “Jerrick Media” or “Jerrick”) (formerly Great Plains Holdings, Inc. or “GTPH”) is a technology company focused on the development of digital communities, marketing branded digital content, and e-commerce opportunities. Jerrick’s content distribution platform, Vocal, delivers a robust long-form, digital publishing platform organized into highly engaged niche-communities capable of hosting all forms of rich media content. Through Jerrick’s proprietary algorithm dynamics, Vocal enhances the visibility of content and maximizes viewership, providing advertisers access to target markets that most closely match their interests.

The Company was originally incorporated under the laws of the State of Nevada on December 30, 1999 under the name LILM, Inc. The Company changed its name on December 3, 2013 to Great Plains Holdings, Inc. as part of its plan to diversify its business. Historically, the Company had principally engaged in the manufacture and marketing of the LiL Marc, a plastic boys’ toilet-training device, which was discontinued as of December 31, 2014.

On February 5, 2016 (the “Closing Date”), GTPH, GPH Merger Sub, Inc., a Nevada corporation and wholly-owned subsidiary of GTPH (“Merger Sub”), and Jerrick Ventures, Inc., a privately-held Nevada corporation headquartered in New Jersey (“Jerrick”), entered into an Agreement and Plan of Merger (the “Merger”) pursuant to which the Merger Sub was merged with and into Jerrick, with Jerrick surviving as a wholly-owned subsidiary of GTPH (the “Merger”). GTPH acquired, pursuant to the Merger, all of the outstanding capital stock of Jerrick in exchange for issuing Jerrick’s shareholders (the “Jerrick Shareholders”), pro-rata, a total of 1,425,000 shares of GTPH’s common stock. In connection therewith, GTPH acquired 33,415 shares of Jerrick’s Series A Convertible Preferred Stock (the “Jerrick Series A Preferred”) and 8,064 shares of Series B Convertible Preferred Stock (the “Jerrick Series B Preferred”).

In connection with the Merger, on the Closing Date, GTPH and Kent Campbell entered into a Spin-Off Agreement (the “Spin-Off Agreement”), pursuant to which Mr. Campbell purchased from GTPH (i) all of GTPH’s interest in Ashland Holdings, LLC, a Florida limited liability company, and (ii) all of GTPH’s interest in Lil Marc, Inc., a Utah corporation, in exchange for the cancellation of 39,091 shares of GTPH’s Common Stock held by Mr. Campbell. In addition, Mr. Campbell assumed all debts, obligations and liabilities of GTPH, including any existing prior to the Merger, pursuant to the terms and conditions of the Spin-Off Agreement.

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

Note 2 – Significant and Critical Accounting Policies and Practices

Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by the accounting principles generally accepted in the United States of America.

Basis of Presentation - Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Principles of consolidation

The Company consolidates all majority-owned subsidiaries, if any, in which the parent’s power to control exists.

As of June 30, 2019, the Company’s consolidated subsidiaries and/or entities are as follows:

Name of combined affiliate	State or other jurisdiction of incorporation or organization	Company Ownership Interest

Jerrick Ventures LLC	Delaware	100%
Jerrick Australia Pty Ltd	Australia	100%

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

Estimated Useful Life (Years)

Computer equipment and software	3
Furniture and fixture	2

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

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, we satisfy a performance obligation.

Revenue disaggregated by revenue source for the six months ended June 30, 2019 and 2018 consists of the following:

	Six Months Ended June 30,
	2019	2018
Branded content	$22,421	$28,335
Affiliate sales	5,661	5,996
Other revenue	13,433	5,941
	$41,515	$40,272

Branded Content

Branded content represents the revenue recognized from the Company’s obligation to create and publish branded articles for clients on the Vocal platform and promote said stories, tracking engagement for the client. The performance obligation is satisfied when the Company successfully publishes the articles on its platform and meets any required promotional milestones as per the contract. The revenue is recognized over time as the services are performed.

Below are the significant components of a typical agreement pertaining to branded content revenue:

●	The Company will collect fixed fees ranging from $1,000 to $5,000

●	The articles are created and published within three months of the signed agreement, or as previously negotiated with the client

●	The articles are promoted per the contract and engagement reports are provided to the client

●	The client pays 50% at signing and 50% upon completion

●	Most contracts include provisions for clients to acquire content rights at the end of the campaign for a flat fee

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

Subscription

Vocal+ is the new subscription offering of the Company’s product, Vocal. For a flat annual fee of $50, subscribers receive access to value-added features such as increased rate of CPM monetization, decreased minimum withdrawal balance, a discount on platform processing fees, and member badges for their profiles. Future features will be added, along with a monthly pricing plan, commencing in early September 2019. Subscription revenues stem from annual subscriptions and are recorded evenly over the term of the subscription. Any customer payments received in advance are deferred until they are earned.

Deferred Revenue

Deferred revenue consists of billings and payments from clients in advance of revenue recognition. As of June 30, 2019, the Company had deferred revenue of $17,833.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried when the Company uploads the articles and reaches the required number of views on the platform. We make estimates for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers. The Company did not record an allowance during the six months ended June 30, 2019 and 2018.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the six months ended June 30, 2019 and 2018 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Series A Preferred stock	-	1,156,797
Series B Preferred stock	-	234,895
Options	882,500	882,500
Warrants	713,138	3,100,840
Convertible notes - related party	5,180	501,375
Convertible notes	551,923	1,400,792
Totals	2,152,741	7,277,199

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

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit at June 30, 2019, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

The Company is attempting to further implement its business plan and generate sufficient revenues; however, its cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds by way of a public or private offering of its debt or equity securities, there can be no assurance that it will be able to do so on reasonable terms, or at all. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues and its ability to raise additional funds by way of a public or private offering.

The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Notes Payable

Notes payable as of June 30, 2019 and December 31, 2018 is as follows:

	Outstanding Principal as of				Warrants granted
	June 30, 2019	December 31, 2018	Interest Rate	Maturity Date	Quantity	Exercise Price
July 2018 Loan Agreement	-	50,000	6%	August 2018	15,000	-
		50,000
Less: Debt Discount	-	-
Less: Debt Issuance Costs	-	(74)
	$-	$49,926

During the six months ended June 30, 2019 the Company repaid $50,000 in principal and $1,893 in interest.

Note 5 – Convertible Note Payable

Convertible notes payable as of June 30, 2019 and December 31, 2018 is as follows:

	Outstanding Principal as of						Warrants granted
	June 30, 2019	December 31, 2018	Interest Rate	Conversion Price		Maturity Date	Quantity	Exercise Price
The February 2018 Convertible Note Offering	62,492	75,000	15%	0.20	(*)	January – February 2020	253,919	4.00
The March 2018 Convertible Note Offering	75,000	75,000	14%	0.20	(*)	March – April 2020	240,342	4.00
The February 2019 Convertible Note Offering	1,993,025	-	10%	0.25	(*)	February – March 2020	133,190	6.00
	2,130,517	150,000
Less: Debt Discount	(178,760)	(17,280)
Less: Debt Issuance Costs	(4,135)	(9,239)
	1,947,622	123,481
Less: Current Debt	(1,947,622)	-
Total Long-Term Debt	$-	$123,481

(*)	As subject to adjustment as further outlined in the notes

The February 2018 Convertible Note Offering

During the three months ended March 31, 2018, the Company conducted multiple closings of a private placement offering to accredited investors (the “February 2018 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “February 2018 Investors”) for aggregate gross proceeds of $725,000. In addition, $250,000 of the Company’s short-term debt along with accrued but unpaid interest of $40,675 was exchanged for convertible debt in the February 2018 Offering. These conversions resulted in the issuance of 72,669 warrants with a fair value of $181,139. These were recorded as a loss on extinguishment of debt.

The February 2018 Convertible Note Offering consisted of a maximum of $750,000 of units of the Company’s securities (each, a “February 2018 Unit” and collectively, the “February 2018 Units”), with each February 2018 Unit consisting of (a) a 15% Convertible Secured Promissory Note (each a “February 2018 Convertible Note” and together the “February 2018 Convertible Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“February 2018 Conversion Shares”) at a conversion price of $0.20 per share (the “February 2018 Note Conversion Price”), and (b) a five-year warrant (each a “February 2018 Offering Warrant and together the “February 2018 Offering Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the February 2018 Convertible Notes can be converted into (“February 2018 Warrant Shares”) at an exercise price of $4.00 per share (“February 2018 Warrant Exercise Price”). The February 2018 Offering Notes mature on the second (2nd) anniversary of their issuance dates. The February 2018 Offering Notes are secured by a second priority security interest in the Company’s assets up to $1,000,000.

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

During the Year ended December 31, 2018, the Company converted $940,675 of principal and $86,544 of unpaid interest into the August 2018 Equity Raise (as defined in Note 7 below).

During the six months ended June 30, 2019 the company repaid $12,508 in principal.

The March 2018 Convertible Note Offering

During the three months ended March 31, 2018, the Company conducted multiple closings of a private placement offering to accredited investors (the “March 2018 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “March 2018 Investors”) for aggregate gross proceeds of $770,000. In addition, $50,000 of the Company’s short-term debt, $767 accrued but unpaid interest and $140,600 of the Company’s vendor liabilities was exchanged for convertible debt within the March 2018 Convertible Note Offering. These conversions resulted in the issuance of 47,842 warrants with a fair value of $84,087. These were recorded as a loss on extinguishment of debt.

The March 2018 Convertible Note Offering consisted of a maximum of $900,000, with an over-allotment option of an additional $300,000 of units of the Company’s securities (each, a “March 2018 Unit” and collectively, the “March 2018 Units”), with each March 2018 Unit consisting of (a) a 14% Convertible Secured Promissory Note (each a “March 2018 Note” and together the “March 2018 Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at a conversion price of $0.20 per share (the “Conversion Price”), and (b) a four-year warrant (each a “Warrant and together the “Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the Notes can be converted into (“Warrant Shares”) at an exercise price of $4.00 per share (“Exercise Price”). The March 2018 Notes mature on the second (2nd) anniversary of their issuance dates.

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

The Company recorded a $254,788 debt discount relating to 240,342 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the Year ended December 31, 2018, the Company converted $886,367 of principal and $51,293 of unpaid interest pursuant to the August 2018 Equity Raise (as defined below).

The February 2019 Convertible Note Offering

During the six months ended June 30, 2019, the Company conducted an offering to accredited investors (the “February 2019 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “February 2019 Investors”) for aggregate gross proceeds of $1,993,025.

The February 2019 Convertible Note Offering consisted of (a) a 10% Convertible Promissory Note (each a “February 2019 Note” and together, the “February 2019 Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at the lesser of (i) a fixed conversion price equal to $0.25 per share or (ii) the price provided to investors in connection with (a) any private placement offerings or one or more registered public offerings by the Company under the Securities Act, pursuant to which the Company receives monies in the amount greater than $1,500,000 in exchange for securities of the Company between February 21, 2019 and the date on which the Company’s consummates a listing onto a national securities exchange, or (b) any private placement offerings or one or more registered public offerings by the Company under the Securities Act in connection with its listing onto a national securities exchange (a “Qualified Offering”), and (b) a four-year stock purchase warrant (each a “Warrant and together the “Warrants”) to purchase a quantity of shares of the Company’s common stock up to thirty-three percent (33%) of the number of shares of common stock into which the underlying Notes may be converted, at an exercise price of $6.00 per share (“Exercise Price”). During the six months ended June 30, 2019 a total of 133,190 Warrants were issued in conjunction with The February 2019 Convertible Note Offering.

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

The Company recorded a $222,632 debt discount relating to 133,190 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

Note 6 – Related Party Loans

Convertible notes

Convertible notes payable – related party as of June 30, 2019 and December 31, 2018 is as follows:

	Outstanding Principal as of				Warrants granted
	June 30, 2019	December 31, 2018	Interest Rate	Maturity Date	Quantity	Exercise Price
The March 2018 Convertible Note Offering	400	400	14%	March 2020	59,850	4.00
The February 2019 Convertible Note Offering	20,000	-	10%	February – March 2020	1,320	6.00
	20,400	400
Less: Debt Discount	(34)	(72)
Less: Debt Issuance Costs	-	-
	20,366	328
Less: Current Debt	(20,366)	-
Total Long-Term Debt	$-	$328

The March 2018 Convertible Note Offering

During the three months ended March 31, 2018, the Company conducted multiple closings of a private placement offering to accredited investors (the “March 2018 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $239,400.

The March 2018 Convertible Note Offering consisted of a maximum of $900,000, with an over-allotment option of an additional $300,000, of units of the Company’s securities (each, a “March 2018 Unit” and collectively, the “March 2018 Units”), with each March 2018 Unit consisting of (a) a 14% Convertible Secured Promissory Note (each a “March 2018 Note” and together the “March 2018 Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at a conversion price of $0.20 per share (the “Conversion Price”), and (b) a four-year warrant (each a “Warrant and together the “Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the Notes can be converted into (“Warrant Shares”) at an exercise price of $4.00 per share (“Exercise Price”). The Notes mature on the second (2nd) anniversary of their issuance dates.

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

The Company recorded a $84,854 debt discount relating to 59,850 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost.

During the year ended December 31, 2019, the Company converted $239,000 of principal and $15,401 of unpaid interest into the August 2018 Equity Raise (as defined below).

The February 2019 Convertible Note Offering

During the Six months ended June 30, 2019, the Company conducted an offering to accredited investors (the “February 2019 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “February 2019 Investors”) for aggregate gross proceeds of $20,000.

The February 2019 Convertible Note Offering consisted of (a) a 10% Convertible Promissory Note (each a “February 2019 Note” and together, the “February 2019 Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at the lesser of (i) a fixed conversion price equal to $0.25 per share or (ii) the price provided to investors in connection with (a) any private placement offerings or one or more registered public offerings by the Company under the Securities Act, pursuant to which the Company receives monies in the amount greater than $1,500,000 in exchange for securities of the Company between February 21, 2019 and the date on which the Company’s consummates a listing onto a national securities exchange, or (b) any private placement offerings or one or more registered public offerings by the Company under the Securities Act in connection with its listing onto a national securities exchange (a “Qualified Offering”), and (b) a four-year stock purchase warrant (each a “Warrant and together the “Warrants”) to purchase a quantity of shares of the Company’s common stock up to thirty-three percent (33%) of the number of shares of common stock into which the underlying Notes may be converted, at an exercise price of $6.00 per share (“Exercise Price”). During the six months ended June 30, 2019 a total of 1,320 Warrants were issued in conjunction with The February 2019 Convertible Note Offering.

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

The Company recorded a $2,465debt discount relating to 1,320 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

Notes payable

Notes payable – related party as of June 30, 2019 and December 31, 2018 is as follows:

	Outstanding Principal as of				Warrants granted
	June 30, 2019	December 31, 2018	Interest Rate	Maturity Date	Quantity	Exercise Price
The May 2016 Rosen Loan Agreement	$-	$1,000,000	13%	November 26, 2017	50,000	$8.00
The June 2018 Frommer Loan Agreement	10,000	10,000	6%	August 17, 2018	1,500	4.00
The July 2018 Rosen Loan Agreement	-	56,695	6%	August 17, 2018	1,500	4.00
The July 2018 Schiller Loan Agreements	20,863	40,000	6%	August 17, 2018	7,500	4.00
The December 2018 Gravitas Loan Agreement	-	50,000	6%	January 22, 2019	2,500	6.00
The December 2018 Rosen Loan Agreement	75,000	75,000	6%	January 26, 2019	3,750	6.00
The January 2019 Rosen Loan Agreement	175,000	-	10%	February 15, 2019	15,000	6.00
The February 2019 Gravitas Loan Agreement	-	-	5%	February 28, 2019	375	6.00
The February 2019 Rosen Loan Agreement	50,000	-	10%	February 28, 2019	5,000	6.00
The March 2019 Gravitas Loan Agreement	-	-	6%	April 11, 2019	500	6.00
The May 2019 Loan Agreement	-		6%	June 4, 2019	150	4.00
The June 2019 Loan Agreement	2,400,000		12.5%	December 3, 2019	-	-
	2,730,863	1,235,000
Less: Debt Discount	(79,067)	(11,927)
	2,651,796	1,223,073
Less: Current Debt	(2,651,796)	(1,223,073)
	$-	$-

The May 2016 Rosen Loan Agreement

On May 26, 2016, the Company entered into a loan agreement (the “May 2016 Rosen Loan Agreement”) with Arthur Rosen, an individual (“Rosen”), pursuant to which on May 26, 2016 (the “Closing Date”), Rosen provided the Company a secured term loan in the principal amount of $1,000,000 (the “May 2016 Rosen Loan”). In connection with the May 2016 Rosen Loan Agreement, on May 26, 2016, the Company and Rosen entered into a security agreement (the “Rosen Security Agreement”), pursuant to which the Company granted to Rosen a senior security interest in substantially all of the Company’s assets as security for repayment of the May 2016 Rosen Loan. Pursuant to the May 2016 Rosen Loan Agreement, the May 2016 Rosen Loan bears interest at a rate of 12.5% per annum, compounded annually and payable on the maturity date of May 26, 2017 (the “May 2016 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the May 2016 Rosen Loan are due. The Company entered into an amendment to the May 2016 Rosen Loan extending the May 2016 Rosen Maturity Date to November 26, 2017. As additional consideration for entering in the May 2016 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 50,000 shares of the Company’s common stock at a purchase price of $2.00 per share (the “May 2016 Rosen Warrant”). The May 2016 Rosen Warrant contains anti-dilution provisions as further described therein. On September 7, 2017 (the “Conversion Date”), Rosen converted all accrued but unpaid interest on the May 2016 Rosen Loan from May 26, 2016 through September 6, 2017 in the amount of $124,306 (the “May 2016 Rosen Loan Interest”) into the Company’s August Convertible Note Offering, after which May 2016 Rosen Loan Interest was deemed paid in full through the Conversion Date. On March 29, 2019, the Company entered into an agreement with Mr. Rosen to further extend the maturity date of this loan to May 15, 2019. On June 3, 2019, this loan was converted into The June 2019 Loan Agreement (as defined below).

The June 2018 Frommer Loan Agreement

On June 29, 2018, the Company entered into a loan agreement (the “June 2018 Frommer Loan Agreement”) with Jeremy Frommer, an officer of the Company, whereby the Company issued Frommer a promissory note in the principal amount of $10,000 (the “June 2018 Frommer Note”). As additional consideration for entering in the June 2018 Frommer Note Loan Agreement, the Company issued Frommer a four-year warrant to purchase 1,500 shares of the Company’s common stock at a purchase price of $4.00 per share. Pursuant to the June 2018 Frommer Loan Agreement, the June 2018 Frommer Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018 (the “June 2018 Frommer Maturity Date”). On November 8, 2018 the Company executed upon an agreement that extended the maturity date of the June 2018 Frommer Agreement to March 7, 2019. As part of the extension agreement, the Company issued Frommer an additional 2,043 warrants to purchase common stock of the Company at an exercise price of $6.00. These warrants had a fair value of $4,645 which was recorded to loss on extinguishment of debt. On February 18, 2019 the Company executed upon an agreement that further extended the maturity date of the June 2018 Frommer Agreement to March 7, 2019. As part of the extension agreement, the Company issued Frommer an additional 2,077 warrants to purchase common stock of the Company at an exercise price of $6.00. On March 29, 2019 the Company entered into an agreement with Mr. Frommer that further extended the maturity date of this loan to May 15, 2019. On June 29, 2019 the Company entered into an agreement with Mr. Frommer that further extended the maturity date of this loan to December 15, 2019.

The First July 2018 Schiller Loan Agreement

On July 3, 2018, the Company entered into a loan agreement (the “First July 2018 Schiller Loan Agreement”) with Schiller, a member of the Board, whereby the Company issued Schiller a promissory note in the principal aggregate amount of $35,000 (the “First July 2018 Schiller Note”). As additional consideration for entering in the First July 2018 Schiller Loan Agreement, the Company issued Schiller a four-year warrant to purchase 3,750 shares of the Company’s common stock at a purchase price of $4.00 per share. Pursuant to the agreement, the note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018.  Subsequent to the balance sheet date, on November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued Schiller warrants to purchase 7,149 shares of common stock of the Company at an exercise price of $6.00. On February 18, 2019 the Company executed upon an agreement that further extended the maturity date of the First July 2018 Schiller Loan Agreement to March 7, 2019. As part of the extension agreement, the Company issued Schiller an additional 3,204 warrants to purchase common stock of the Company at an exercise price of $6.00. On March 29, 2019 the Company entered into an agreement with Mr. Schiller that extended the maturity date of this loan to May 15, 2019.

During the 6 months ended June 30, 2019 $15,000 in principal and $863 of unpaid interest was converted into the February 2019 Convertible Note Offering and the loan is no longer outstanding.

The Second July 2018 Schiller Loan Agreement

On July 17, 2018, the Company entered into a loan agreement (the “Second July 2018 Schiller Loan Agreement”) with Schiller, a member of the Board, whereby the Company issued Schiller a promissory note in the principal aggregate amount of $25,000 (the “Second July 2018 Schiller Note”). As additional consideration for entering in the Second July 2018 Schiller Loan Agreement, the Company issued Schiller a four-year warrant to purchase 3,750 shares of the Company’s common stock at a purchase price of $4.00 per share. Pursuant to the Second July 2018 Schiller Loan Agreement, the Second July 2018 Schiller Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018. Subsequent to the balance sheet date, on November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued Schiller warrants to purchase 5,095 shares of common stock of the Company at an exercise price of $6.00. On February 18, 2019 the Company executed upon an agreement that further extended the maturity date of the Second July 2018 Schiller Loan Agreement to March 7, 2019. As part of the extension agreement, the Company issued Schiller an additional 5,180 warrants to purchase common stock of the Company at an exercise price of $6.00. On March 29, 2019 the Company entered into an agreement with Mr. Schiller that further extended the maturity date of this loan to May 15, 2019.

During the 6 months ended June 30, 2019 $4,137 in principal was converted into the February 2019 Convertible Note Offering.

The First July 2018 Rosen Loan Agreements

On July 12, 2018, the Company entered into a loan agreement (the “First July 2018 Rosen Loan Agreement”) with Rosen, an officer of the Company, whereby the Company issued Rosen a promissory note in the principal aggregate amount of $10,000 (the “First July 2018 Rosen Note”). Pursuant to the First July 2018 Rosen Loan Agreement, the note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018. On November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued Rosen warrants to purchase 1,377 shares of common stock of the Company at an exercise price of $6.00. On February 18, 2019 the Company executed upon an agreement that further extended the maturity date of the First July 2018 Rosen Loan Agreement to March 7, 2019. As part of the extension agreement, the Company issued Rosen an additional 10,370 warrants to purchase common stock of the Company at an exercise price of $6.00. On March 29, 2019 the Company entered into an agreement with Mr. Rosen that further extended the maturity date of this loan to May 15, 2019.

During the six months ended June 30, 2019 the company repaid $10,000 of principal and $1,123 of unpaid interest and the loan is no longer outstanding.

The Second July 2018 Rosen Loan Agreements

On July 18, 2018, the Company entered into a loan agreement (the “Second July 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal aggregate amount of $50,000 (the “Second July 2018 Rosen Note”) resulting from the conversion of a demand note (as described below). As additional consideration for entering into the Second July 2018 Rosen Loan Agreement, the Company issued Rosen a four-year warrant to purchase 7,500 shares of the Company’s common stock at a purchase price of $6.00 per share. Pursuant to the Second July 2018 Rosen Loan Agreement, the Second July 2018 Rosen Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018. On November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued Rosen warrants to purchase 10,198 shares of common stock of the Company at an exercise price of $6.00. On February 18, 2019 the Company executed upon an agreement that further extended the maturity date of the Second July 2018 Rosen Loan Agreement to March 7, 2019. As part of the extension agreement, the Company issued Rosen an additional 2,072 warrants to purchase common stock of the Company at an exercise price of $6.00. On March 29, 2019 the Company entered into an agreement with Mr. Rosen that further extended the maturity date of this loan to May 15, 2019.

During the six months ended June 30, 2019 the company repaid $50,000 of principal and $2,900 of unpaid interest and the loan is no longer outstanding.

The December 2018 Rosen Loan Agreement

On December 27, 2018, the Company entered into a loan agreement (the “December 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $75,000 (the “December 2018 Rosen Note”). As additional consideration for entering in the December 2018 Rosen Note Loan Agreement, the Company issued Rosen a four-year warrant to purchase 3,750 shares of the Company’s common stock at a purchase price of $6.00 per share. Pursuant to the December 2018 Rosen Loan Agreement, the December 2018 Rosen Note bears interest at a rate of 6% per annum and payable on the maturity date of January 26, 2019 (the “December 2018 Rosen Maturity Date”). On February 18, 2019 the Company executed upon an agreement that further extended the maturity date of the December 2018 Rosen Loan Agreement to March 7, 2019. As part of the extension agreement, the Company issued Rosen an additional 35,194 warrants to purchase common stock of the Company at an exercise price of $6.00. On March 29, 2019 the Company entered into an agreement with Mr. Rosen that extended the maturity date of this loan to May 15, 2019. On August 8, 2019 the Company entered into an agreement further extending the maturity date to September 20, 2019.

 The December 2018 Gravitas Capital Loan Agreement

On December 27, 2018, the Company entered into a loan agreement (the “December 2018 Gravitas Capital Loan Agreement”) with Gravitas Capital, whereby the Company issued Gravitas Capital a promissory note in the principal amount of $50,000 (the “December 2018 Gravitas Capital Note”). As additional consideration for entering in the December 2018 Gravitas Capital Note Loan Agreement, the Company issued Gravitas Capital a four-year warrant to purchase 2,500 shares of the Company’s common stock at a purchase price of $6.00 per share. Pursuant to the December 2018 Gravitas Capital Loan Agreement, the December 2018 Gravitas Capital Note bears interest at a rate of 6% per annum and payable on the maturity date of January 27, 2019  (the “December 2018 Gravitas Capital Maturity Date”).

During the six months ended June 30, 2019 the Company repaid $50,000 in principal and $250 in interest and the loan is no longer outstanding.

The January 2019 Rosen Loan Agreement

On January 30, 2019, the Company entered into a loan agreement (the “January 2019 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $175,000 (the “January 2019 Rosen Note”). As additional consideration for entering in the January 2019 Rosen Note Loan Agreement, the Company issued Rosen a four-year warrant to purchase 15,000 shares of the Company’s common stock at a purchase price of $6.00 per share. Pursuant to the January 2019 Rosen Loan Agreement, the January 2019 Rosen Note bears interest at a rate of 10% per annum and payable on the maturity date of February 15, 2019 (the “January 2019 Rosen Maturity Date”). On February 19, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued Rosen warrants to purchase 35,194 shares of common stock of the Company at an exercise price of $6.00. On March 29, 2019 the Company entered into an agreement with Mr. Rosen that extended the maturity date of this loan to May 15, 2019. On August 8, 2019 the Company entered into an agreement further extending the maturity date to September 20, 2019.

 The February 2019 Gravitas Capital Loan Agreement

On February 6, 2019, the Company entered into a loan agreement (the “February 2019 Gravitas Capital Loan Agreement”) with Gravitas Capital, whereby the Company issued Gravitas Capital a promissory note in the principal amount of $75,000 (the “February 2019 Gravitas Capital Note”). As additional consideration for entering in the February 2019 Gravitas Capital Note Loan Agreement, the Company issued Gravitas Capital a four-year warrant to purchase 375 shares of the Company’s common stock at a purchase price of $6.00 per share. Pursuant to the February 2019 Gravitas Capital Loan Agreement, the February 2019 Gravitas Capital Note bears interest at a rate of 5% per annum and payable on the maturity date of February 28, 2019  (the “February 2019 Gravitas Capital Maturity Date”).

During the six months ended June 30, 2019 the Company repaid $75,000 in principal and $3,500 in interest and the loan is no longer outstanding.

The February 2019 Rosen Loan Agreement

On February 14, 2019, the Company entered into a loan agreement (the “February 2019 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $50,000 (the “February 2019 Rosen Note”). As additional consideration for entering in the February 2019 Rosen Note Loan Agreement, the Company issued Rosen a four-year warrant to purchase 5,000 shares of the Company’s common stock at a purchase price of $6.00 per share. Pursuant to the February 2019 Rosen Loan Agreement, the February 2019 Rosen Note bears interest at a rate of 10% per annum and payable on the maturity date of February 28, 2019 (the “February 2019 Rosen Maturity Date”). On March 29, 2019 the Company entered into an agreement with Mr. Rosen that extended the maturity date of this loan to May 15, 2019. On August 8, 2019 the Company entered into an agreement further extending the maturity date to September 20, 2019.

The March 2019 Gravitas Capital Loan Agreement

On March 11, 2019, the Company entered into a loan agreement (the “March 2019 Gravitas Capital Loan Agreement”) with Gravitas Capital, whereby the Company issued Gravitas Capital a promissory note in the principal amount of $80,000 (the “March 2019 Gravitas Capital Note”). As additional consideration for entering in the March 2019 Gravitas Capital Note Loan Agreement, the Company issued Gravitas Capital a four-year warrant to purchase 375 shares of the Company’s common stock at a purchase price of $6.00 per share. Pursuant to the March 2019 Gravitas Capital Loan Agreement, the March 2019 Gravitas Capital Note bears interest at a rate of 6% per annum and payable on the maturity date of April 11, 2019 (the “March 2019 Gravitas Capital Maturity Date”). On April 12, 2019 the Company executed upon an agreement that further extended the maturity date of the March 2019 Gravitas Capital Loan Agreement to May 15, 2019. As part of the extension agreement, the Company issued Gravitas Capital an additional 500 warrants to purchase common stock of the Company at an exercise price of $6.00.

During the six months ended June 30, 2019 the company repaid $80,000 of principal and $10,000 of unpaid interest and the loan is no longer outstanding.

The May 2019 Loan Agreement

On May 31, 2019, the Company entered into a loan agreement (the “May 2019 Loan Agreement”), whereby the Company issued a promissory note in the principal amount of $10,000 (the “May 2019 Note”). Pursuant to the May 2019 Loan Agreement, the May 2019 Note bears interest at a rate of $500 per month. As additional consideration for entering in the May 2019 Loan Agreement, the Company issued a four-year warrant to purchase 150 shares of the Company’s common stock at a purchase price of $4.00 per share.

During the six months ended June 30, 2019 the Company repaid $10,000 in principal and $500 in interest and the loan is no longer outstanding.

The June 2019 Loan Agreement

On June 3, 2019, the Company entered into a loan agreement (the “June 2019 Loan Agreement”), pursuant to which the Company was to be indebted in the amount of $2,400,000, of which $1,200,000 was funded by June 30, 2019 and $1,200,000 was exchanged from the May 2016 Rosen Loan Agreement dated May 26, 2016 in favor of Rosen for a joint and several interest in the Term Loan pursuant to the Debt Exchange Agreement. The June 2019 Loan Agreement, the June 2019 Loan bears interest at a rate of 12.5% per annum, compounded annually and payable on the maturity date of December 3, 2019 (the “June 2019 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the June 2019. In connection with the conversion of the May 2016 Rosen Loan Agreement the Company recorded a debt discount of $92,752. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

Demand loan

On March 29, 2019, Standish made non-interest bearing loans of $300,000 to the Company in the form of cash. The loan is due on demand and unsecured. In April of 2019 the company papered this note as part of the February 2019 Convertible Note Offering.

On June 13, 2019, Standish made non-interest bearing loans of $100,000 to the Company in the form of cash. The loan is due on demand and unsecured

Officer compensation

During the six months ended June 30, 2019 the Company paid $24,342 for living expenses for officers of the Company.

Note 7 - Stockholders’ Deficit

Shares Authorized

Upon incorporation, the total number of shares of all classes of stock which the Company is authorized to issue is Thirty-five Million (35,000,000) shares of which Fifteen Million (15,000,000) shares shall be Common Stock, par value $0.001 per share and Twenty Million (20,000,000) shall be Preferred Stock, par value $0.001 per share. The designations, rights, and preferences of such preferred stock are to be determined by the Board of Directors.

Reverse Stock Split

On July 25, 2019, following stockholder and Board approval, the Company filed a Certificate of Change to its Articles of Incorporation (the “Amendment”), with the Secretary of State of the State of Nevada to effectuate a one-for-twenty (1:20) reverse stock split (the “Reverse Stock Split”) of its common stock, par value $0.001 per share, without any change to its par value. The Amendment became effective on July 30, 2019. The number of shares authorized for common and preferred stock were not affected by the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split as all fractional shares were “rounded up” to the next whole share.

All share and per share amounts for the common stock have been retroactively restated to give effect to the reverse splits.

Preferred Stock

As of June 30, 2019, and December 31, 2018 there were no preferred stock issued or outstanding.

Common Stock

On January 4, 2019, the Company issued 2,000,000 shares of its restricted common stock to consultants in exchange for services at a fair value of $240,000.

On January 3, 2019, the Company issued 500,000 shares of its restricted common stock to consultants in exchange for services at a fair value of $70,050.

August 2018 Equity Raise

Effective August 31, 2018 (the “Effective Date”), the Company consummated the initial closing (the “Initial Closing”) of a private placement offering of its securities of up to $5,000,000 (the “August 2018 Equity Raise”). During the three months ended March 31, 2019 the Company entered into definitive securities purchase agreements (the “Purchase Agreements”) for aggregate gross proceeds of $649,829. Pursuant to the Purchase Agreement, the Purchasers purchased an aggregate of 2,599,320 shares of common stock at $0.25 per share and received warrants to purchase 129,966 shares of common stock at an exercise price of $6.00 per share (the “Purchaser Warrants”, collectively, the “Securities”).

The Purchaser Warrants are exercisable for a term of five years from the Initial Exercise Date (as defined in the Purchaser Warrants).

Tender offers

	Warrants subject to tender	Common shares issuable	Warrants tendered	Shares issued
Tender offer 1	61,832,962	20,610,782	50,602,968	16,977,084
Tender offer 2	53,754,849	26,727,425	50,052,133	25,026,377
Total	115,587,811	47,338,207	100,655,101	42,003,461

Tender 1

In February 2019 the Company offered to its holders of certain outstanding warrants (the “Tender 1 Warrants”), each with an exercise price of $4.00, by agreeing to receive thirty-three thousand three hundred and thirty three (33,333) Shares in exchange for every one-hundred thousand (100,000) Warrants tendered by the holders of Warrants (the “Exchange Ratio”). The Exchange Ratio was selected by the Company in order to provide the holders of the Warrants with an incentive to exchange the Warrants. The Tender closed on April 15, 2019. The Company considered the fair value accounting for all share-based payments awards. The fair value of each warrant tendered is estimated on the tender date using the Black-Scholes option-pricing model. Since the fair of the warrants were in excess of the fair value of common stock the company did not record an inducement expense.

Tender 2

In April 2019 the Company offered to its holders of certain outstanding warrants (the “Tender 2 Warrants”), each with an exercise price of $6.00, by agreeing to receive fifty thousand (50,000) Shares in exchange for every one-hundred thousand (100,000) Warrants tendered by the holders of Warrants (the “Exchange Ratio”). The Exchange Ratio was selected by the Company in order to provide the holders of the Warrants with an incentive to exchange the Warrants. The Tender closed on May 17, 2019. The Company considered the fair value accounting for all share-based payments awards. The fair value of each warrant tendered is estimated on the tender date using the Black-Scholes option-pricing model. Since the fair of the warrants were in excess of the fair value of common stock the company did not record an inducement expense.

Warrants

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for warrants granted during the six months ended June 30, 2019 are as follows:

	June 30, 2019	June 30, 2018
Exercise price	$ 4.00-6.00	$4
Expected dividends	0%	0%
Expected volatility	107.59%-114.13% %	92.14% - 100.56%
Risk free interest rate	1.93-2.41%	1.64% - 2.69%
Expected life of warrant	4-5 years	4 – 5 years

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2018	5,548,1418	5.40
Granted	422,314	5.89
Exercised	-	-
Forfeited/Cancelled	(5,252,130)	5.32
Outstanding and Exercisable – June 30, 2019	713,135	5.20

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.20	718,325	3.32	5.20	718,325	3.32

During the six months ended June 30, 2019, a total of 133,190 warrants were issued with convertible notes (See Note 5 above). The warrants have a grant date fair value of $252,533 using a Black-Scholes option-pricing model and the above assumptions.

During the six months ended June 30, 2019, a total of 94,757 warrants were issued with notes payable – related party (See Note 6 above). The warrants have a grant date fair value of $106,378 using a Black-Scholes option-pricing model and the above assumptions.

During the six months ended June 30, 2019, a total of 1,320 warrants were issued with convertible notes payable – related party (See Note 6 above). The warrants have a grant date fair value of $2,465 using a Black-Scholes option-pricing model and the above assumptions.

During the six months ended June 30, 2019, a total of 129,966 warrants were issued with the August 2018 Equity Raise (See above). The warrants have a grant date fair value of $334,985 using a Black-Scholes option-pricing model and the above assumptions.

During the six months ended June 30, 2019, a total of 41,140 warrants were issued in exchange for services. The warrants have a grant date fair value of $ $122,777 using a Black-Scholes option-pricing model and the above assumptions.

Note 11 – Commitments and Contingencies

Lease Agreements

On May 5, 2018, the Company signed a 5-year lease for approximately 2,300 square feet of office space at 2050 Center Avenue Suite 640, Fort Lee, New Jersey 07024. Commencement date of the lease is June 1, 2018. Total amount due under this lease is $411,150.

On April 1, 2019, the Company signed a 4-year lease for approximately 796 square feet of office space at 2050 Center Avenue Suite 660, Fort Lee, New Jersey 07024. Commencement date of the lease is April 1, 2019. Total amount due under this lease is $108,229

Total future minimum payments required under the lease as of June 30, 2019 are as follows:

Twelve Months Ending June 30,
2020	$102,927
2021	106,927
2022	111,257
2023	109,730
2024	2,081
Total	$432,922

Rent expense for the six months ended June 30, 2019 and 2018 was $36,671 and $69,022 respectively.

Note 13 – Subsequent Events

The July 2019 Loan Agreement

On July 26, 2019, the Company entered into a loan agreement (the “July 2019 Loan Agreement”) with an investor, whereby the Company issued a promissory note in the principal amount of $12,000 (the “July 2019 Note”). As additional consideration for entering in the July 2019 Loan Agreement, the Company issued a five-year warrant to purchase 180 shares of the Company’s common stock at a purchase price of $6.00 per share. Pursuant to the July 2019 Loan Agreement, the July 2019 Note bears interest at a flat rate of $600 and payable on the maturity date of August 2, 2019 (the “July 2019 Maturity Date”).

This note was subsequently repaid.

The July 2019 Gravitas Capital Loan Agreement

On July 16, 2019, the Company entered into a loan agreement (the “August 2019 Gravitas Capital Loan Agreement”) with Gravitas Capital, whereby the Company issued Gravitas Capital a promissory note in the principal amount of $100,000 (the “August 2019 Gravitas Capital Note”). As additional consideration for entering in the August 2019 Gravitas Capital Loan Agreement, the Company issued Gravitas Capital a five-year warrant to purchase 1,000 shares of the Company’s common stock at a purchase price of $6.00 per share. Pursuant to the August 2019 Gravitas Capital Loan Agreement, the August 2019 Gravitas Capital Note bears interest at a flat rate of $5,000 and payable on the maturity date of September 1, 2019 (the “July 2019 Gravitas Capital Maturity Date”).

June 2019 Loan Agreement Amendments

On July 29, 2019, the Company entered into an amendment agreement to the June 2019 Loan Agreement with the investors party thereto, whereby the parties thereto agreed to (i) increase the principal amount of the June 2019 Laon to $2,500,000; and (ii) amend the provisions therein with regard to the ranking of security interests.

On August 12, 2019, the Company and investors entered into a second amendment agreement to the June 2019 Loan Agreement, whereby the parties thereto agreed to (i) increase the principal amount of the June 2019 Loan to $3,000,000; and (ii) amend the provisions therein with regard to the ranking of security interests.

The August 2019 Schiller Loan Agreement

On August 6, 2019, the Company entered into a loan agreement (the “August 2019 Schiller Loan Agreement”) with Gravitas Capital, whereby the Company issued Leonard Schiller a promissory note in the principal amount of $15,000 (the “August 2019 Schiller Note”). As additional consideration for entering in the August 2019 Schiller Note Loan Agreement, the Company issued Leonard Schiller a five-year warrant to purchase 225 shares of the Company’s common stock at a purchase price of $6.00 per share. Pursuant to the August 2019 Schiller Loan Agreement, the August 2019 Schiller Note bears interest at a flat rate of $750 and payable on the maturity date of August 9, 2019 (the “August 2019 Schiller Note Maturity Date”).

This note was subsequently repaid.

The August 2019 Loan Agreement

On August 6, 2019, the Company entered into a loan agreement (the “August 2019 Loan Agreement”) with an investor, whereby the Company issued a promissory note in the principal amount of $12,000 (the “August 2019 Note”). As additional consideration for entering in the August 2019 Loan Agreement, the Company issued a five-year warrant to purchase 180 shares of the Company’s common stock at a purchase price of $6.00 per share. Pursuant to the August 2019 Loan Agreement, the August 2019 Note bears interest at a flat rate of $600 and payable on the maturity date of August 9, 2019 (the “August 2019 Maturity Date”).

This note was subsequently repaid.

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

Overview

Jerrick Media Holdings, Inc. (OTCQB: JMDA) gives technology products and companies the resources and opportunities to make ideas reality. The Company develops technology-based solutions designed to solve for challenges that have resulted from disruption within the broad digital media and content generation business environment. Jerrick’s flagship product Vocal is a long-form, digital publishing platform focused providing storytelling tools, monetization features and engaged communities for content creators to get discovered and fund their creativity.

Vocal serves as a versatile home for content creators and brands. The platform supports multiple forms of content such as: short videos, podcasts, music, and written word. Vocal’s unique architecture of communities and longform structures distinguishes it from other platforms, creating outsized lifespans for content and sustainable value.

We partner with content creators and brands that recognize difficulties inherent in the digital advertising space and can benefit from branded content marketing opportunities available on publishing platforms like Vocal.

The Company recently launched Vocal+, its new premium subscription offering for Vocal creators. During the second half of Fiscal Year 2019, Jerrick plans to launch additional value-added features for Vocal+ subscribers, as well as further enhancements to the Vocal editor and introduce additional social and user analytics features.

Results of Operations

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2019 compared to December 31, 2018:

	June 30, 2019	December 31, 2018	Increase / (Decrease)
Current Assets	$508,531	$6,500	$502,031
Current Liabilities	$5,661,621	$2,569,584	$3,092,037
Working Capital Deficit	$(5,153,090)	$(2,563,084)	$(2,590,006)

At June 30, 2019, we had a working capital deficit of $5,153,090 as compared to a working capital deficit of $2,563,084 at December 31, 2018, an increase of $2,590,006. The increase is primarily attributable to an increase in notes payable related party, convertible notes payable, and the current portion of operating lease payable. These were offset by an increase in cash and a decrease in accounts payable and accrued liabilities.

Net Cash

Net cash used in operating activities for the six months ended June 30, 2019 and 2018, was $3,096,252 and $2,316,459, respectively. The net loss for the six months ended June 30, 2019 and 2018 was $3,469,855 and $4,504,868, respectively. This change is primarily attributable to the net loss for the current period offset by share-based payments in the amount of $448,291 to employees and consultants for services rendered, the accretion of debt discount and debt issuance costs of $116,991 due to the incentives given with debentures, and a loss on extinguishment of debt of $81,149 in addition to a change in accounts payable and accrued expenses of $308,844. These increases were offset by a change in accounts receivable of $4,000 during the six months ended June 30, 2019.

Net cash used in investing activities for the six months ended June 30, 2019 and 2018 was $26,851 and $16,446, respectively. This change is attributable to the cash paid for property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2019 and 2018 was $3,519,466 and $2,244,276. During the 2019 period, the Company was predominantly financed by issuance of common stock, debt and related party notes of $649,829, $2,093,025 and $1,590,000, respectively to fund operations. These increases were offset by repayment of notes and related party notes of $62,508 and $125,000, respectively.

Summary of Statements of Operations for the Three Months Ended June 30, 2019 and 2018:

	Three Months Ended
	June 30, 2019	June 30, 2018
Revenue	$7,181	$24,023
Gross Margin	$7,181	$24,023
Operating Expenses	$(1,409,302)	$(1,589,726)
Loss from operations	$(1,402,121)	$(1,565,703)
Other Expenses	$(183,293)	$(845,535)
Net loss	$(1,585,414)	$(2,411,238)
Loss per common share – basic and diluted	$(0.20)	$(1.22)

Revenue

Revenue was $7,181 for the three months ended June 30, 2019, as compared to $24,023 for the comparable three months ended June 30, 2018, a decrease of $16,842. The decrease in revenue is primarily attributable to the Company’s reallocation of resources this quarter in pursuit of recurring, subscription-based revenues through the launch of Vocal+. This decrease is offset by an increase in deferred revenue from both branded content services and Vocal+ subscription payments.

Operating Expenses

Operating expenses for the three months ended June 30, 2019 were $1,409,302 as compared to $1,589,726 for the three months ended June 30, 2018. The decrease of $180,424 in operating expenses is the result of an increase in compensation attributable to an increase in Jerrick’s headcount. This is offset by a decrease in consulting fees and other general and administrative expenses.

Loss from Operations

Loss from operations for the three months ended June 30, 2019 was $1,402,121 as compared to loss of $1,565,703 for the three months ended June 30, 2018. The decrease in the loss from operations is primarily due to a decrease in stock based compensation this decrease was offset by an increased expenses due to the continued development of the Vocal platform and increased marketing costs and a decrease in revenue.

Other Expenses

Other expenses for the three months ended June 30, 2019 was $183,293 as compared to $845,535 for the three months ended June 30, 2018. Other expenses during the three months ended June 30, 2019 was comprised of interest expense of $110,032 on notes and related party notes, accretion of debt discount and issuance cost of $69,626 due to the incentives given with debentures, and a loss on extinguishment of debt of $3,635. During the three months ended June 30, 2018, other expenses were comprised of interest expense of $341,071 on notes and related party notes and accretion of debt discount and issuance cost of $415,045 due to the incentives given with debentures, loss on extinguishment of liabilities of $89,419 for the incentives given to amend or convert debt.

Net Loss

Net loss attributable to common shareholder for three months ended June 30, 2019, was $1,585,414, or loss per share of $0.20, as compared to a net loss of $2,4,77,061, or loss per share of $1.22, for the three months ended June 30, 2018.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Summary of Statements of Operations for the Six Months Ended June 30, 2019 and 2018:

	Six Months Ended
	June 30, 2019	June 30, 2018
Revenue	$41,515	$40,272
Gross Margin	$41,515	$40,272
Operating Expenses	$(3,148,630)	$(2,929,552)
Loss from operations	$(3,107,115)	$(2,889,280)
Other Expenses	$(362,740)	$(1,615,588)
Net loss	$(3,469,855)	$(4,504,868)
Loss per common share – basic and diluted	$(0.47)	$(2.30)

Revenue

Revenue was $41,515 for the six months ended June 30, 2019, as compared to $40,272 for the comparable six months ended June 30, 2018, an increase of $1,243. The increase in revenue is primarily attributable to the continued growth of Vocal for Brands and the launch of Vocal+ subscription services.

Operating Expenses

Operating expenses for the six months ended June 30, 2019 were $3,148,630 as compared to $2,929,552 for the six months ended June 30, 2018. The increase of $219,078 in operating expenses is the result of an increase in compensation attributable to an increase in Jerrick’s headcount. This is offset by a decrease in consulting fees and other sales general and administrative expenses.

Loss from Operations

Loss from operations for the six months ended June 30, 2019 was $3,107,115 as compared to loss of $2,889,280 for the six months ended June 30, 2018. The increase in the loss from operations is primarily due to increased expenses due to the continued development of the Vocal platform and increased marketing costs.

Other income (expenses)

Other expenses for the six months ended June 30, 2019 was $362,740 as compared to $1,615,588 for the six months ended June 30, 2018. Other expenses during the six months ended June 30, 2019 was comprised of interest expense of $(164,601) on notes and related party notes, accretion of debt discount and issuance cost of $(116,990) due to the incentives given with debentures, and a loss on extinguishment of debt of $(81,149). During the six months ended June 30, 2018, other expenses were comprised of interest expense of $(609,196) on notes and related party notes and accretion of debt discount and issuance cost of $(589,933) due to the incentives given with debentures, loss on extinguishment of liabilities of $(431,786) for the incentives given to amend or convert debt.

Net Loss

Net loss attributable to common shareholder for six months ended June 30, 2019, was $3,469,855, or loss per share of $0.47, as compared to a net loss of $4,504,868, or loss per share of $2.30, for the six months ended June 30, 2018.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 of the Condensed Consolidated Financial Statements. During the six months ending June 30, 2019, we were not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses. However, if we complete an acquisition, we will be required to make estimates and assumptions typical of other companies. For example, we will be required to make critical accounting estimates related to valuation and accounting for business combinations. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

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

Item 1A. Risk Factors.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2019, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q as listed below. All of the securities discussed in this Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

On May 31, 2019 the Company entered into a loan agreement (the “May 2019 Loan Agreement”), whereby the Company issued the investor a promissory note in the principal amount of $10,000. As additional consideration for entering in the May 2019 Loan Agreement, the Company issued the investor a five-year warrant to purchase 3,000 shares of the Company’s common stock at a purchase price of $0.20 per share.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Amendment No. 1 to Loan and Security Agreement, dated July 29, 2019

10.2	Amendment No. 2 to Loan and Security Agreement, dated August 12, 2019

31.1*	Certification by the Principal Executive and Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERRICK MEDIA HOLDINGS, INC.

Date: August 15, 2019	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)