Form 10-Q
period 2019-09-30
Jerrick Media Holdings, Inc.
filed 2019-11-14
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

As of November 13, 2019, there were 9,164,040 shares outstanding of the registrant’s common stock.

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Jerrick Media Holdings, Inc.

 Unaudited Financial Statements as of September 30, 2019 and 2018

and for the Nine Months Ended September 30, 2019 and 2018

Jerrick Media Holdings, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
Assets	(Unaudited)

Current Assets
Cash	$167,254	$-
Accounts receivable	85,783	6,500
Note receivable	11,450	-
Current portion of operating lease right of use asset	105,763	-
Total Current Assets	370,250	6,500

Property and equipment, net	56,526	42,443

Excess Purchase Price Over Net Assets Acquired	2,148,407	-

Deferred offering costs	-	143,146

Security deposit	16,836	16,836

Operating lease right of use asset	222,821	-

Total Assets	$2,814,840	$208,925

Liabilities and Stockholders' Deficit

Current Liabilities
Cash overdraft	$-	$33,573
Accounts payable and accrued liabilities	1,078,754	1,246,207
Demand loan	100,000	-
Convertible Notes - related party, net of debt discount	20,377	-
Convertible Notes, net of debt discount and issuance costs	2,019,983	-
Current portion of operating lease payable	105,763	-
Note payable - related party, net of debt discount	4,459,284	1,223,073
Note payable, net of debt discount and issuance costs	660,000	49,926
Deferred revenue	66,008	9,005
Deferred rent	-	7,800

Total Current Liabilities	8,510,169	2,569,584

Non-current Liabilities:
Operating lease payable	217,531	-
Deferred rent	-	6,150
Convertible Notes - related party, net of debt discount	-	314
Convertible Notes, net of debt discount and issuance costs	-	123,481

Total Non-current Liabilities	217,531	129,945

Total Liabilities	8,727,700	2,699,529

Commitments and contingencies

Stockholders' Deficit
Common stock par value $0.001: 300,000,000 shares authorized; 9,164,040 and
6,475,340 issued and outstanding as of September 30, 2019 and December 31, 2018 respectively	9,164	6,475
Additional paid in capital	36,411,455	34,100,327
Accumulated deficit	(41,941,305)	(36,545,065)
Less: Treasury stock, 349,850 and 27,667 shares, respectively	(392,174)	(52,341)
	(5,912,860)	(2,490,604)

Total Liabilities and Stockholders' Deficit	$2,814,840	$208,925

The accompanying notes are an integral part of these consolidated financial statements.

Jerrick Media Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net revenue	$91,386	$25,119	$132,901	$65,391

Gross margin	91,386	25,119	132,901	65,391

Operating expenses
Compensation	531,502	446,094	1,803,113	1,548,923
Consulting fees	412,394	73,603	810,025	520,206
Research and development	11,349	117,660	366,247	441,566
General and administrative	792,664	270,350	1,917,154	1,326,564

Total operating expenses	1,747,909	907,707	4,896,539	3,837,259

Loss from operations	(1,656,523)	(882,588)	(4,763,638)	(3,771,868)

Other expenses
Interest expense	(164,439)	(279,163)	(329,040)	(888,359)
Accretion of debt discount and issuance cost	(111,027)	(1,449,656)	(228,017)	(2,039,589)
Settlement of vendor liabilities	-	1,011	-	2,886
Loss on extinguishment of debt	(2,022)	(2,938,719)	(83,171)	(3,370,505)
Gain (loss) on settlement of debt	-	1,823	-	15,275

Other expenses, net	(277,488)	(4,664,704)	(640,228)	(6,280,292)

Loss before income tax provision	(1,934,011)	(5,547,292)	(5,403,866)	(10,052,160)

Income tax provision	-	-	-	-

Net loss	$(1,934,011)	$(5,547,292)	$(5,403,866)	$(10,052,160)

Deemed dividend	-	45,367	-	174,232
Inducement expense	-	2,016,634	(7,628)	2,016,634

Net loss attributable to common shareholders	(1,934,011)	(7,609,293)	(5,396,238)	(12,243,026)

Per-share data
Basic and diluted loss per share	$(0.22)	$(1.67)	$(0.68)	$(4.10)

Weighted average number of common shares outstanding	8,899,320	3,330,404	7,900,217	2,452,328

The accompanying notes are an integral part of these consolidated financial statements.

Jerrick Media Holdings, Inc.

Consolidated Statement of Changes in Stockholders' Equity

For the Three Months ended September 30, 2019

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Treasury stock		Additional
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, June 30, 2019	-	-	-	-	-	-	8,830,706	8,831	(149,850)	(362,174)	35,241,922	(40,007,294)	(5,118,715)

Shares issued for acquisition	-	-	-	-	-	-	333,334	333	-	-	1,166,336	-	1,166,669

Stock warrants issued with note payable			-	-	-	-	-	-	-	-	8,197	-	8,197

Purchase of treasury stock and warrants	-	-	-	-	-	-	-	-	(200,000)	(30,000)	(5,000)	-	(35,000)

Inducement expense	-	-	-	-	-	-	-	-	-	-	-	-	-

Net loss for the three months ended September 30, 2019	-	-	-	-	-	-	-	-	-	-	-	(1,934,011)	(1,934,011)

Balance, September 30, 2019	-	-	-	-	-	-	9,164,040	9,164	(349,850)	(392,174)	36,411,455	(41,941,305)	(5,912,860)

See accompanying notes to the consolidated financial statements

Jerrick Media Holdings, Inc.

Consolidated Statement of Changes in Stockholders' Equity

For the Nine Months Ended September 30, 2019

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Treasury stock		Additional
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid In Capital	Accumulated Deficit	Stockholders” Equity

Balance, December 31, 2018	-	-	-	-	-	-	6,475,340	6,475	(27,667)	(52,341)	34,100,327	(36,545,065)	(2,490,604)

Stock based compensation	-	-	-	-	-	-	125,227	126	-	-	433,958	-	434,084

Cash received for common stock and warrants	0	0	0	0	0	0	129,966	130	-	-	649,699	-	649,829

Tender offering	0	0	0	0	0	0	2,100,173	2100			(2,100)	-	-

Stock issuance cost	-	-	-	-	-	-	-	-	-	-	(178,146)	-	(178,146)

Stock warrants issued with note payable	-	-	-	-	-	-	-	-	-	-	336,975	-	336,975

Purchase of treasury stock and warrants	-	-	-	-	-	-	-	-	(322,183)	(339,833)	(95,594)	-	(435,427)

Shares issued for acquisition	-	-	-	-	-	-	333,334	333	-	-	1,166,336	-	1,166,669

Inducement expense	-	-	-	-	-	-	-	-	-	-	-	7,626	7,626

Net loss for the six months ended September 30, 2019	-	-	-	-	-	-	-	-	-	-	-	(5,403,866)	(5,403,866)

Balance, September 30, 2019	-	-	-	-	-	-	9,164,040	9,164	(349,850)	(392,174)	36,411,455	(41,941,305)	(5,912,860)

See accompanying notes to the consolidated financial statements

Jerrick Media Holdings, Inc.

Consolidated Statement of Changes in Stockholders' Equity

For the Three Months ended September 30, 2018

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Treasury stock		Additional
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, June 30, 2018	31,581	31	8,063	8	-	-	2,026,222	2,026	(11,000)	(19,007)	16,381,979	(26,279,975)	(9,914,938)

Stock based compensation	-	-	-	-	-	-	-	-	-	-	19,757	-	19,757

August 2018 equity raise	(31,581)	(31)	(8,063)	(8)	-	-	3,939,832	3,940	-	-	15,621,670	-	15,625,570

Stock warrants issued with note payable	-	-	-	-	-	-	-	-	-	-	80,781	-	80,781

Inducement expense	-	-	-	-	-	-	-	-	-	-	-	(2,016,634)	(2,016,634)

Dividends	-	-	-	-	-	-	-	-	-	-	-	(739,783)	(739,783)

Net loss for the three months ended June 30, 2018	-	-	-	-	-	-	-	-	-	-	-	(5,547,292)	(5,547,292)

Balance, September 30, 2018	-	-	-	-	-	-	5,966,054	5,966	(11,000)	(19,007)	32,104,187	(34,583,684)	(2,492,539)

See accompanying notes to the consolidated financial statements

Jerrick Media Holdings, Inc.

Consolidated Statement of Changes in Stockholders' Equity

For the Nine Months Ended September 30, 2018

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Treasury stock		Additional
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2017	31,581	31	8,063	8	-	-	1,976,034	1,976	(11,000)	(19,007)	14,424,792	(21,775,107)	(7,367,307)

Issuance of common stock for prepaid services	-	-	-	-	-	-	30,500	31	-	-	116,269	-	116,300

Common stock issued to settle vendor liabilities	-	-	-	-	-	-	938	1	-	-	3,374	-	3,375

Common stock issued with note payable	-	-	-	-	-	-	18,750	19	-	-	77,468	-	77,487

August 2018 equity raise	(31,581)	(31)	(8,063)	(8)	-	-	3,939,832	3,939	-	-	15,621,670	-	15,625,569

Stock warrants issued with note payable	-	-	-	-	-	-	-	-	-	-	1,566,824	-	1,566,824

BCF issued with note payable	-	-	-	-	-	-	-	-	-	-	38,413	-	38,413

Stock based compensation	-	-	-	-	-	-	-	-	-	-	255,376	-	255,375

Inducement expense	-	-	-	-	-	-	-	-	-	-	-	(2,016,634)	(2,016,634)

Dividends	-	-	-	-	-	-	-	-	-	-	-	(739,783)	(739,783)

Net loss for the six months ended September 30, 2018	-	-	-	-	-	-	-	-	-	-	-	(10,052,160)	(10,052,160)

Balance, September 30, 2018	-	-	-	-	-	-	5,966,054	5,966	(11,000)	(19,007)	32,104,187	(34,583,684)	(2,492,539)

See accompanying notes to the consolidated financial statements

Jerrick Media Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,403,866)	$(10,052,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,922	33,109
Accretion of debt discount and issuance cost	228,017	2,039,589
Inducement expense	7,626	-
Share-based compensation	441,412	329,857
Gain (loss) on settlement of vendor liabilities	-	(2,886)
Gain (loss) on settlement of debt	-	(15,275)
Gain on extinguishment of debt	83,171	3,370,505
Changes in operating assets and liabilities:
Prepaid expenses	669	3,366
Accounts receivable	(49,532)	(5,632)
Operating lease right of use asset	(76,317)	-
Security deposit	-	164
Deferred revenue	57,003	-
Accounts payable and accrued expenses	(7,912)	848,171
Deferred rent	-	3,429
Net Cash Used In Operating Activities	(4,707,807)	(3,447,763)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	(11,450)	-
Cash paid for property and equipment	(27,887)	(24,084)
Cash consideration for acquisition	(368,004)
Net cash received in business combination	16,049	-

Net Cash Used In Investing Activities	(391,292)	(24,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(33,573)	-
Net proceeds from issuance of notes	-	791,833
Repayment of notes	(50,000)	(214,939)
Proceeds from issuance of demand loan	100,000	50,000
Proceeds from issuance of convertible note	1,993,025	1,525,154
Repayment of convertible notes	-	(86,798)
Proceeds from issuance of convertible notes - related party	-	299,852
Proceeds from issuance of note payable - related party	3,406,500	315,000
Repayment of note payable - related party	(329,000)	(163,305)
Investor Deposit	-	208,428
Proceeds from issuance of common stock and warrants	649,829	1,155,832
Repayment of line of credit	-	(44,996)
Cash paid to preferred holder	-	(87,111)
Cash paid for debt issuance costs	-	(166,761)
Cash paid for stock issuance costs		(35,115)
Purchase of treasury stock and warrants	(435,428)
Net Cash Provided By Financing Activities	5,266,353	3,547,074

Net Change in Cash	167,254	75,227

Cash - Beginning of Year	-	111,051

Cash - End of Year	$167,254	$186,278

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$42,262	$64,892

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of vendor liabilities	$-	$3,750
Deferred offering costs	$143,146	$-
Beneficial conversion feature on convertible notes	$-	$38,413
Accrued dividends	$-	$174,232
Warrants issued with debt	$336,975	$1,122,292
Issuance of common stock for prepaid services	$-	$116,300
Operating Lease liability	$288,790	$-
Option liability	$7,328	$-
Conversion of note payable and interest into convertible notes	$-	$341,442
Warrants with amendment to notes payable	$-	$135,596
Inducement to convert convertible preferred stock	$-	$2,016,634
Promissory Note issued for acquisition	$660,000	$-
Shares issued for acquisition	$1,166,669	$-
Conversion of note payable - related party and interest into convertible notes - related party	$20,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Jerrick Media Holdings, Inc.

September 30, 2019 and 2018

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Operations

Jerrick Media Holdings, Inc. (“we,” “us,” the “Company,” or “Jerrick Media” or “Jerrick”) is a technology company focused on the development of digital communities, marketing branded digital content, and e-commerce opportunities. Jerrick’s content distribution platform, Vocal, delivers a robust long-form, digital publishing platform organized into highly engaged niche-communities capable of hosting all forms of rich media content. Through Jerrick’s proprietary algorithm dynamics, Vocal enhances the visibility of content and maximizes viewership, providing advertisers access to target markets that most closely match their interests.

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

On September 11, 2019, the Company acquired 100% of the membership interests of Seller’s Choice, LLC, a New Jersey limited liability company (“Seller’s Choice”). Seller’s Choice is digital e-commerce agency based in New Jersey (see Note 4).

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

Principles of consolidation

The Company consolidates all majority-owned subsidiaries, if any, in which the parent’s power to control exists.

As of September 30, 2019, the Company’s consolidated subsidiaries and/or entities are as follows:

Name of combined affiliate	State or other jurisdiction of incorporation or organization	Company Ownership Interest

Jerrick Ventures LLC	Delaware	100%
Jerrick Australia Pty Ltd	Australia	100%
Seller’s Choice, LLC	New Jersey	100%
Jerrick Global, LLC	Delaware	100%
Jerrick Investment Advisors LLC	Delaware	100%
Jerrick Partners LLC	Delaware	100%
Maven Tech LLC	Delaware	100%
OG Collection LLC	Delaware	100%
VMENA LLC	Delaware	100%
Vocal For Brands, LLC	Delaware	100%
Vocal Ventures LLC	Delaware	100%
What to Buy, LLC	Delaware	100%

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

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, we satisfy a performance obligation.

Revenue disaggregated by revenue source for the nine months ended September 30, 2019 and 2018 consists of the following:

	Nine Months Ended September 30,
	2019	2018
Branded content	$57,885	$49,999
Managed Services	$60,937
Affiliate sales	6,816	8,920
Other revenue	7,263	6,472
	$132,901	$65,391

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

Below are the significant components of a typical agreement pertaining to branded content revenue:

●	The Company collects fixed fees ranging from $5,000 to $45,000

●	The articles are created and published within three months of the signed agreement, or as previously negotiated with the client

●	The articles are promoted per the contract and engagement reports are provided to the client

●	The client pays 50% at signing and 50% upon completion

●	Most contracts include provisions for clients to acquire content rights at the end of the campaign for a flat fee

Affiliate Sales

Affiliate sales represents the commission the Company receives when a purchase is made through affiliate links placed within content hosted on the Vocal platform. Affiliate revenue is earned on a “click through” basis, upon referring visitors, via said links, to an affiliate’s site and having them complete a specific outcome, most commonly a product purchase. The Company uses multiple affiliate platforms, such as Skimlinks, Amazon, and Tune, to form and maintain thousands of vendor relationships. Each vendor establishes their own commission percentage, which typically range from 2-20%. The revenue is recognized upon receipt as reliable estimates could not be made.

Subscription

Vocal+ is a premium subscription offering for Vocal creators.  In addition to joining for free, Vocal creators now have the option to sign up for a Vocal+ membership for either $9.99 monthly or $99 annually. Vocal+ subscribers receive access to value-added features such as increased rate of CPM cost per mille (thousand) (“CPM”) monetization, a decreased minimum withdrawal threshold, a discount on platform processing fees, member badges for their profiles, and early access to new Vocal features. Subscription revenues stem from both monthly and annual subscriptions, the latter of which is amortized over a twelve-month period. Any customer payments received are recognized over the subscription period, with any payments received in advance being deferred until they are earned.

Managed Services

The Company provides a Managed Services offering to business-to-business (B2B) and business-to-consumer (B2C) product and service brands which encompasses a full range of digital marketing and e-commerce solutions. The Company’s Managed Services include the setup and ongoing management of clients’ websites, Amazon and Shopify storefronts and listings, social media pages, search engine marketing, and other various tools and sales channels utilized by e-commerce sellers for sales and growth optimization. In addition to partnering with Managed Services clients, the Company offers a range a la carte services. Contract amounts for Managed Services and a la carte clients range from approximately $500-$7,500 per month.

Deferred Revenue

Deferred revenue consists of billings and payments from clients in advance of revenue recognition. As of September 30, 2019, the Company had deferred revenue of $66,088.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried when the Company uploads the articles and reaches the required number of views on the platform. We make estimates for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers. The Company did not record an allowance during the nine months ended September 30, 2019 and 2018.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the nine months ended September 30, 2019 and 2018 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at September 30, 2019 and 2018:

	September 30,
	2019	2018
Series A Preferred stock	-	-
Series B Preferred stock	-	-
Options	882,500	882,500
Warrants	786,252	5,167,087
Convertible notes - related party	5,309	100
Convertible notes	564,794	81,025
Totals	2,238,855	6,130,712

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

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit at September 30, 2019, a net loss of $5.4 million and net cash used in operating activities of $4.7 for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Note 4 – Acquisition of Seller’s Choice

On September 11, 2019, the Company entered into a Membership Interest Purchase Agreement (the “Seller’s Choice Purchase Agreement”) by and between the Company and Home Revolution, LLC, a Delaware limited liability company (the “Seller”). Pursuant to the Seller’s Choice Purchase Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Seller’s Choice Purchase Agreement (the “Seller’s Choice Closing”), the Company acquired 100% of the membership interests of Seller’s Choice. As a result of the transactions contemplated by the Seller’s Choice Purchase Agreement, Seller’s Choice became a wholly-owned subsidiary of the Company (collectively, the “Seller’s Choice Acquisition”).

At the Seller’s Choice Closing, the aggregate consideration (the “Consideration”) paid to the Seller was as follows: (i) $340,000, in cash; (ii) 333,334 shares of the Company’s common stock; and (iii) a secured promissory note in the principal amount of $660,000 (the “Seller’s Choice Note”). In connection with the Seller’s Choice Note, the Company, Seller, and Seller’s Choice entered into a Security Agreement whereby the Seller’s Choice Note is secured by the assets of Seller’s Choice. The Company also assumed $28,004 of Seller’s Choice’s payable obligations as part of the Consideration.

Following the closing of the transaction, Seller’s Choice’s financial statements as of the Closing were consolidated with the Consolidated Financial Statements of the Company. These amounts are provisional and may be adjusted during the measurement period.

Following the Seller’s Choice acquisition, the Company’s investment in Seller’s Choice consisted of the following:

	Shares	Amount
Consideration paid prior to Closing:
Cash paid		$40,000
Total consideration paid	-	$40,000
Consideration paid at Closing:
Cash paid		$328,004
Common stock issued at closing (1)	333,334	$1,166,669
Note payable due March 11, 2020		660,000
Total consideration to be paid		$2,154,673

Total consideration		$2,194,673

(1)	The common stock issued at the closing of the Seller’s Choice Acquisition had a closing price of $3.50 per share on the date of the transaction.

Following the closing of the Seller’s Choice Acquisition, Seller’s Choice’s financial statements as of the Closing were consolidated with the Consolidated Financial Statements of the Company.

The following presents the unaudited pro-forma combined results of operations of the Company with Seller’s Choice as if the entities were combined on January 1, 2018.

Nine Months Ended
September 30, 2018
Revenues, net	$446,786
Net loss	$(10,129,122)
Net loss per share	$(4.13)
Weighted average number of shares outstanding	2,452,328

Nine Months Ended
September 30, 2019
Revenues, net	$801,416
Net loss	$(5,438,813)
Net loss per share	$(0.69)
Weighted average number of shares outstanding	7,900,217

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2018 or to project potential operating results as of any future date or for any future periods.

The Company consolidated Seller’s Choice as of the closing date of the Seller’s Choice Acquisition, and the results of operations of the Company include that of Seller’s Choice.

Note 5 – Notes Payable

Notes payable as of September 30, 2019 and December 31, 2018 is as follows:

	Outstanding Principal as of				Warrants granted
	September 30, 2019	December 31, 2018	Interest Rate	Maturity Date	Quantity	Exercise Price
July 2018 Loan Agreement	-	50,000	6%	August 2018	15,000	-
Seller's Choice Note	660,000	-	9.5%	March 2020	-	-
	660,000	50,000
Less: Debt Discount	-	-
Less: Debt Issuance Costs	-	(74)
	$660,000	$49,926

Seller’s Choice Note

On September 11, 2019, the Company entered into the Seller’s Choice Purchase Agreement with Home Revolution LLC (see Note 4). As a part of the consideration provided pursuant to the Seller’s Choice Acquisition, the Company issued the Seller’s Choice Note to the Seller in the principal amount of $660,000. The Seller’s Choice Note bears interest at a rate of 9.5% per annum, and is payable on March 11, 2020 at which time all outstanding principal, accrued and unpaid interest and other amounts become due.

During the three and nine months ended September 30, 2019 the Company repaid $50,000 in principal and $1,893 in interest on the Seller’s Choice Note.

Note 6 – Convertible Note Payable

Convertible notes payable as of September 30, 2019 and December 31, 2018 is as follows:

	Outstanding Principal as of						Warrants granted
	September 30, 2019	December 31, 2018	Interest Rate	Conversion Price		Maturity Date	Quantity	Exercise Price
The February 2018 Convertible Note Offering	75,000	75,000	15%	0.20	(*)	January – February 2020	253,919	4.00
The March 2018 Convertible Note Offering	75,000	75,000	14%	0.20	(*)	March – April 2020	240,342	4.00
The February 2019 Convertible Note Offering	1,993,025	-	10%	0.25	(*)	February – March 2020	133,190	6.00
	2,143,025	150,000
Less: Debt Discount	(120,254)	(17,280)
Less: Debt Issuance Costs	(2,788)	(9,239)
	2,019,983	123,481
Less: Current Debt	(2,019,983)	-
Total Long-Term Debt	$-	$123,481

(*)	As subject to adjustment as further outlined in the notes

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

The February 2018 Convertible Note Offering consisted of a maximum of $750,000 of units of the Company’s securities (each, a “February 2018 Unit” and collectively, the “February 2018 Units”), with each February 2018 Unit consisting of (a) a 15% Convertible Secured Promissory Note (each a “February 2018 Convertible Note” and together the “February 2018 Convertible Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“February 2018 Conversion Shares”) at a conversion price of $4.00 per share (the “February 2018 Note Conversion Price”), and (b) a five-year warrant (each a “February 2018 Offering Warrant and together the “February 2018 Offering Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the February 2018 Convertible Notes can be converted into (“February 2018 Warrant Shares”) at an exercise price of $4.00 per share (“February 2018 Warrant Exercise Price”). The February 2018 Offering Notes mature on the second (2nd) anniversary of their issuance dates. The February 2018 Offering Notes are secured by a second priority security interest in the Company’s assets up to $1,000,000.

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

During the nine months ended September 30, 2019 the company repaid $16,289 in interest.

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

The March 2018 Convertible Note Offering consisted of a maximum of $900,000, with an over-allotment option of an additional $300,000 of units of the Company’s securities (each, a “March 2018 Unit” and collectively, the “March 2018 Units”), with each March 2018 Unit consisting of (a) a 14% Convertible Secured Promissory Note (each a “March 2018 Note” and together the “March 2018 Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at a conversion price of $4.00 per share (the “Conversion Price”), and (b) a four-year warrant (each a “Warrant and together the “Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the Notes can be converted into (“Warrant Shares”) at an exercise price of $4.00 per share (“Exercise Price”). The March 2018 Notes mature on the second (2nd) anniversary of their issuance dates.

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

The February 2019 Convertible Note Offering

During the nine months ended September 30, 2019, the Company conducted an offering to accredited investors (the “February 2019 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “February 2019 Investors”) for aggregate gross proceeds of $1,993,025.

The February 2019 Convertible Note Offering consisted of (a) a 10% Convertible Promissory Note (each a “February 2019 Note” and together, the “February 2019 Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at the lesser of (i) a fixed conversion price equal to $5.00 per share or (ii) the price provided to investors in connection with (a) any private placement offerings or one or more registered public offerings by the Company under the Securities Act, pursuant to which the Company receives monies in the amount greater than $1,500,000 in exchange for securities of the Company between February 21, 2019 and the date on which the Company’s consummates a listing onto a national securities exchange, or (b) any private placement offerings or one or more registered public offerings by the Company under the Securities Act in connection with its listing onto a national securities exchange (a “Qualified Offering”), and (b) a four-year stock purchase warrant (each a “Warrant and together the “Warrants”) to purchase a quantity of shares of the Company’s common stock up to thirty-three percent (33%) of the number of shares of common stock into which the underlying Notes may be converted, at an exercise price of $6.00 per share (“Exercise Price”). During the nine months ended September 30, 2019 a total of 133,190 Warrants were issued in conjunction with The February 2019 Convertible Note Offering.

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

Note 7 – Related Party Loans

Convertible notes

Convertible notes payable – related party as of September 30, 2019 and December 31, 2018 is as follows:

	Outstanding Principal as of				Warrants granted
	September 30, 2019	December 31, 2018	Interest Rate	Maturity Date	Quantity	Exercise Price
The March 2018 Convertible Note Offering	400	400	14%	March 2020	59,850	4.00
The February 2019 Convertible Note Offering	20,000	-	10%	February – March 2020	1,320	6.00
	20,400	400
Less: Debt Discount	(23)	(72)
Less: Debt Issuance Costs	-	-
	20,377	328
Less: Current Debt	(20,377)	-
Total Long-Term Debt	$-	$328

The March 2018 Convertible Note Offering

During the three months ended March 31, 2018, the Company conducted multiple closings of a private placement offering to accredited investors (the “March 2018 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $239,400.

The March 2018 Convertible Note Offering consisted of a maximum of $900,000, with an over-allotment option of an additional $300,000, of units of the Company’s securities (each, a “March 2018 Unit” and collectively, the “March 2018 Units”), with each March 2018 Unit consisting of (a) a 14% Convertible Secured Promissory Note (each a “March 2018 Note” and together the “March 2018 Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at a conversion price of $4.00 per share (the “Conversion Price”), and (b) a four-year warrant (each a “Warrant and together the “Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the Notes can be converted into (“Warrant Shares”) at an exercise price of $4.00 per share (“Exercise Price”). The Notes mature on the second (2nd) anniversary of their issuance dates.

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

The February 2019 Convertible Note Offering

During the Nine months ended September 30, 2019, the Company conducted an offering to accredited investors (the “February 2019 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “February 2019 Investors”) for aggregate gross proceeds of $20,000.

The February 2019 Convertible Note Offering consisted of (a) a 10% Convertible Promissory Note (each a “February 2019 Note” and together, the “February 2019 Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at the lesser of (i) a fixed conversion price equal to $5.00 per share or (ii) the price provided to investors in connection with (a) any private placement offerings or one or more registered public offerings by the Company under the Securities Act, pursuant to which the Company receives monies in the amount greater than $1,500,000 in exchange for securities of the Company between February 21, 2019 and the date on which the Company’s consummates a listing onto a national securities exchange, or (b) any private placement offerings or one or more registered public offerings by the Company under the Securities Act in connection with its listing onto a national securities exchange (a “Qualified Offering”), and (b) a four-year stock purchase warrant (each a “Warrant and together the “Warrants”) to purchase a quantity of shares of the Company’s common stock up to thirty-three percent (33%) of the number of shares of common stock into which the underlying Notes may be converted, at an exercise price of $6.00 per share (“Exercise Price”). During the nine months ended September 30, 2019 a total of 1,320 Warrants were issued in conjunction with The February 2019 Convertible Note Offering.

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

The Company recorded a $2,465 debt discount relating to 1,320 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

Notes payable

Notes payable – related party as of September 30, 2019 and December 31, 2018 is as follows:

	Outstanding Principal as of				Warrants granted
	September 30, 2019	December 31, 2018	Interest Rate	Maturity Date	Quantity	Exercise Price
The May 2016 Rosen Loan Agreement	$-	$1,000,000	13%	November 26, 2017	50,000	$8.00
The June 2018 Frommer Loan Agreement	10,000	10,000	6%	August 17, 2018	1,500	4.00
The July 2018 Rosen Loan Agreement	-	56,695	6%	August 17, 2018	1,500	4.00
The July 2018 Schiller Loan Agreements	20,863	40,000	6%	August 17, 2018	7,500	4.00
The December 2018 Gravitas Loan Agreement	-	50,000	6%	January 22, 2019	2,500	6.00
The December 2018 Rosen Loan Agreement	75,000	75,000	6%	January 26, 2019	3,750	6.00
The January 2019 Rosen Loan Agreement	175,000	-	10%	February 15, 2019	15,000	6.00
The February 2019 Gravitas Loan Agreement	-	-	5%	February 28, 2019	375	6.00
The February 2019 Rosen Loan Agreement	50,000	-	10%	February 28, 2019	5,000	6.00
The June 2019 Loan Agreement	4,000,000	-	12.5%	December 3, 2019	-	-
The July 2019 Gravitas Loan Agreement	100,000	-	5%	September 1, 2019	1,000	6.00
The September 2019 Schiller Loan Agreement	50,000	-	4.5%	October 9, 2019	1,000	6.00
The September 2019 Tal Loan Agreement	12,500	-	5%	October 7, 2019	188	6.00
	4,493,363	1,231,695
Less: Debt Discount	(34,079)	(8,125)
	4,459,284	1,223,073
Less: Current Debt	(4,459,284)	(1,223,073)
	$-	$-

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

During the nine months ended September 30, 2019 $15,000 in principal and $863 of unpaid interest was converted into the February 2019 Convertible Note Offering and the loan is no longer outstanding.

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

During the nine months ended September 30, 2019 $4,137 in principal was converted into the February 2019 Convertible Note Offering.

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

During the nine months ended September 30, 2019 the company repaid $10,000 of principal and $1,123 of unpaid interest and the loan is no longer outstanding.

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

During the nine months ended September 30, 2019 the company repaid $50,000 of principal and $2,900 of unpaid interest and the loan is no longer outstanding.

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

During the nine months ended September 30, 2019 the Company repaid $50,000 in principal and $250 in interest and the loan is no longer outstanding.

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

During the nine months ended September 30, 2019 the Company repaid $75,000 in principal and $3,500 in interest and the loan is no longer outstanding.

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

During the nine months ended September 30, 2019 the company repaid $80,000 of principal and $10,000 of unpaid interest and the loan is no longer outstanding.

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

During the nine months ended September 30, 2019 the Company repaid $10,000 in principal and $500 in interest and the loan is no longer outstanding.

The June 2019 Loan Agreement

On June 3, 2019, the Company entered into a loan agreement (the “June 2019 Loan Agreement”), pursuant to which the Company was to be indebted in the amount of $2,400,000, of which $1,200,000 was funded by September 30, 2019 and $1,200,000 was exchanged from the May 2016 Rosen Loan Agreement dated May 26, 2016 in favor of Rosen for a joint and several interest in the Term Loan pursuant to the Debt Exchange Agreement. The June 2019 Loan Agreement, the June 2019 Loan bears interest at a rate of 12.5% per annum, compounded annually and payable on the maturity date of December 3, 2019 (the “June 2019 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the June 2019. In connection with the conversion of the May 2016 Rosen Loan Agreement the Company recorded a debt discount of $92,752. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

The July 2019 Gravitas Capital Loan Agreement

On July 16, 2019, the Company entered into a loan agreement (the “July 2019 Gravitas Capital Loan Agreement”) with Gravitas Capital, whereby the Company issued Gravitas Capital a promissory note in the principal amount of $100,000 (the “July 2019 Gravitas Capital Note”). As additional consideration for entering in the July 2019 Gravitas Capital Note Loan Agreement, the Company issued Gravitas Capital a five-year warrant to purchase 1,000 shares of the Company’s common stock at a purchase price of $6.00 per share. Pursuant to the July 2019 Gravitas Capital Loan Agreement, the July 2019 Gravitas Capital Note bears interest at a rate of 5% per annum and payable on the maturity date of September 1, 2019 (the “July 2019 Gravitas Capital Maturity Date”). On September 19, 2018 the Company executed upon an agreement that extended the maturity date of this loan to November 1, 2019. As part of the extension agreement, the Company issued Gravitas Capital warrants to purchase 1,000 shares of common stock of the Company at an exercise price of $6.00 per share.

During the nine months ended September 30, 2019 the Company repaid $5,000 in interest and extended the maturity date of the loan.

The July 2019 Tal Loan Agreement

On July 26, 2019, the Company entered into a loan agreement (the “July 2019 Tal Loan Agreement”) with Robert Tal, whereby the Company issued Tal a promissory note in the principal amount of $12,000 (the “July 2019 Tal Note”). Pursuant to the July 2019 Tal Loan Agreement, the July 2019 Tal Note bears interest at a rate of $600 per month. As additional consideration for entering in the July 2019 Tal Loan Agreement, the Company issued Tal a five-year warrant to purchase 180 shares of the Company’s common stock at a purchase price of $6.00 per share.

During the nine months ended September 30, 2019 the Company repaid $12,000 in principal and $600 in interest and the loan is no longer outstanding.

The August 2019 Schiller Loan Agreement

On August 6, 2019, the Company entered into a loan agreement (the “August 2019 Schiller Loan Agreement”), whereby the Company issued a promissory note in the principal amount of $15,000 (the “August 2019 Schiller Note”). Pursuant to the August 2019 Schiller Loan Agreement, the August 2019 Schiller Note bears interest at a rate of $750 per month. As additional consideration for entering in the August 2019 Schiller Loan Agreement, the Company issued a five-year warrant to purchase 225 shares of the Company’s common stock at a purchase price of $6.00 per share.

During the nine months ended September 30, 2019 the Company repaid $15,000 in principal and $750 in interest and the loan is no longer outstanding.

The August 2019 Tal Loan Agreement

On August 6, 2019, the Company entered into a loan agreement (the “August 2019 Tal Loan Agreement”), whereby the Company issued Tal a promissory note in the principal amount of $12,000 (the “August 2019 Tal Note”). Pursuant to the August 2019 Tal Loan Agreement, the August 2019 Tal Note bears interest at a rate of $600 per month. As additional consideration for entering in the August 2019 Tal Loan Agreement, the Company issued Tal a five-year warrant to purchase 180 shares of the Company’s common stock at a purchase price of $6.00 per share.

During the nine months ended September 30, 2019 the Company repaid $12,000 in principal and $600 in interest and the loan is no longer outstanding.

The First September 2019 Tal Loan Agreement

On September 4, 2019, the Company entered into a loan agreement (the “First September 2019 Tal Loan Agreement”), whereby the Company issued Tal a promissory note in the principal amount of $15,000 (the “First September 2019 Tal Note”). Pursuant to the First September 2019 Tal Loan Agreement, the First September 2019 Tal Note bears interest at a rate of $750 per month. As additional consideration for entering in the First September 2019 Tal Loan Agreement, the Company issued Tal a five-year warrant to purchase 225 shares of the Company’s common stock at a purchase price of $6.00 per share.

During the nine months ended September 30, 2019 the Company repaid $15,000 in principal and $750 in interest and the loan is no longer outstanding.

The Second September 2019 Tal Loan Agreement

On September 26, 2019, the Company entered into a loan agreement (the “Second September 2019 Tal Loan Agreement”), whereby the Company issued Tal a promissory note in the principal amount of $12,500 (the “Second September 2019 Tal Note”). Pursuant to the Second September 2019 Tal Loan Agreement, the Second September 2019 Tal Note bears interest at a rate of $625 per month. As additional consideration for entering in the First September 2019 Tal Loan Agreement, the Company issued Tal a five-year warrant to purchase 188 shares of the Company’s common stock at a purchase price of $6.00 per share.

The September 2019 Schiller Loan Agreement

On September 26, 2019, the Company entered into a loan agreement (the “September 2019 Schiller Loan Agreement”), whereby the Company issued Schiller a promissory note in the principal amount of $50,000 (the “September 2019 Schiller Note”). Pursuant to the September 2019 Schiller Loan Agreement, the September 2019 Schiller Note bears interest at a rate of $2,250 per month. As additional consideration for entering in the First September 2019 Schiller Loan Agreement, the Company issued Schiller a five-year warrant to purchase 1,000 shares of the Company’s common stock at a purchase price of $6.00 per share.

Demand loan

On March 29, 2019, Mark Standish made non-interest bearing loans of $300,000 to the Company in the form of cash. The loan is due on demand and is unsecured. In April 2019 the company papered this note as part of the February 2019 Convertible Note Offering.

On June 13, 2019, Standish made non-interest bearing loans of $100,000 to the Company in the form of cash. The loan is due on demand and unsecured.

Officer compensation

During the nine months ended September 30, 2019 the Company paid $38,105 for living expenses for officers of the Company.

Note 8 – Stockholders’ Deficit

Shares Authorized

The Company is authorized to issue up to thirty-five million (35,000,000) shares of capital stock, of which fifteen million (15,000,000) shares are designated as common stock, par value $0.001 per share, and twenty million (20,000,000) are designated as “blank check” preferred stock, par value $0.001 per share. The designations, rights, and preferences of such preferred stock are to be determined by the Company’s board of directors.

Reverse Stock Split

On July 25, 2019, following board of directors approval, the Company filed a Certificate of Change to its Articles of Incorporation (the “Amendment”), with the Secretary of State of the State of Nevada to effectuate a one-for-twenty (1:20) reverse stock split (the “Reverse Stock Split”) of its common stock, par value $0.001 per share, without any change to its par value. The Amendment became effective on July 30, 2019. The number of shares authorized for common and preferred stock were not affected by the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split as all fractional shares were “rounded up” to the next whole share.

All share and per share amounts for the common stock have been retroactively restated to give effect to the reverse splits.

Preferred Stock

As of September 30, 2019, and December 31, 2018 there were no preferred stock issued or outstanding.

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

The assumptions used for warrants granted during the nine months ended September 30, 2019 are as follows:

	September 30, 2019	September 30, 2018
Exercise price	$ 6.00	$4.00-$6.00
Expected dividends	0%	0%
Expected volatility	78.5% - 114.13%	102% - 107%
Risk free interest rate	1% - 3%	2% - 3%
Expected life of warrant	4 – 5 years	4 – 5 years

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2018	5,548,141	$5.40
Granted	426,312	5.90
Exercised	-	-
Forfeited/Cancelled	(5,188,201)	5.34
Outstanding and Exercisable – September 30, 2019	786,252	$5.11

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.11	786,252	2.87	5.11	786,252	2.87

During the nine months ended September 30, 2019, a total of 133,190 warrants were issued with convertible notes (See Note 5 above). The warrants have a grant date fair value of $252,533 using a Black-Scholes option-pricing model and the above assumptions.

During the nine months ended September 30, 2019, a total of 98,755 warrants were issued with notes payable – related party (See Note 6 above). The warrants have a grant date fair value of $114,777 using a Black-Scholes option-pricing model and the above assumptions.

During the nine months ended September 30, 2019, a total of 1,320 warrants were issued with convertible notes payable – related party (See Note 6 above). The warrants have a grant date fair value of $2,465 using a Black-Scholes option-pricing model and the above assumptions.

During the nine months ended September 30, 2019, a total of 2,599,320 warrants were issued with the August 2018 Equity Raise (See above). The warrants have a grant date fair value of $334,985 using a Black-Scholes option-pricing model and the above assumptions.

During the nine months ended September 30, 2019, a total of 69,201 warrants were issued in exchange for services. The warrants have a grant date fair value of $ $206,884 using a Black-Scholes option-pricing model and the above assumptions.

Note 9 – Commitments and Contingencies

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

Total future minimum payments required under the lease as of September 30, 2019 are as follows:

Twelve Months Ending September 30,
2020	$103,925
2021	107,955
2022	112,942
2023	82.453
Total	$407,274

Rent expense for the nine months ended September 30, 2019 and 2018 was $116,209 and $140,056 respectively.

Note 10 – Subsequent Events

June 2019 Loan Agreement Amendments

On October 10, 2019 the Company and investors entered into a fourth amendment agreement to the June 2019 Loan Agreement, whereby the parties thereto agreed to (i) increase the principal amount of the June 2019 Loan to $4,825,000; and (ii) amend the interest, conversion terms, and other covenants of the note.

October 2019 Loan Agreement

In October 2019, the Company entered into a loan agreement for funds of $10,000. This loan was subsequently repaid.

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

Overview

Jerrick Media Holdings, Inc. (OTCQB: JMDA) is a technology company. The Company provides technology solutions for content creators, brands and their respective audiences.

Jerrick’s flagship product Vocal is a long-form, digital publishing platform focused on providing storytelling tools, monetization features and engaged communities for content creators to get discovered and fund their creativity. Vocal is home to content creators and brands of all shapes and sizes, and attracts audiences across a network of owned-and-operated communities. The platform’s open-canvas content creation editor supports a wide range of rich-media assets including photos, videos, podcasts, product links, written word, and more, making it easy for creators to produce beautiful, engaging content. Additionally, creators can upgrade to Vocal+, Vocal’s premium subscription offering, to access a suite of additional features such as increased earnings, brand collaborations, rewards, and early access to new features.

Jerrick’s in-house content studio Vocal for Brands collaborates with brands to create beautiful, campaign-optimized branded experiences on the Vocal platform that build brand affinity, trust, and drive results. The Company employs an agile design and development process, yielding a balanced portfolio of revenue streams that ensures institutional stability.

In the third quarter, Jerrick implemented a $10 monthly renewal option in addition to the $99 annual renewal option for the Vocal+ subscription offering. Additionally, following Jerrick’s acquisition of the Seller’s Choice agency in September 2019, the Company successfully integrated Seller’s Choice into its sales team and operations.

Results of Operations

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2019 compared to December 31, 2018:

	September 30, 2019	December 31, 2018	Increase / (Decrease)
Current Assets	$370,250	$6,500	$363,750
Current Liabilities	$8,510,169	$2,569,584	$5,940,585
Working Capital Deficit	$(8,139,919)	$(2,563,084)	$(5,576,835)

At September 30, 2019, we had a working capital deficit of $8,139,919 as compared to a working capital deficit of $2,563,084 at December 31, 2018, an increase of $5,576,835. The increase is primarily attributable to an increase in notes payable related party, convertible notes payable, and the current portion of operating lease payable. These were offset by a decrease in cash and a decrease in accounts payable and accrued liabilities.

Net Cash

Net cash used in operating activities for the nine months ended September 30, 2019 and 2018, was $4,707,807 and $3,447,763, respectively. The net loss for the nine months ended September 30, 2019 and 2018 was $5,403,866 and $10,052,160, respectively. This change is primarily attributable to the net loss for the current period offset by share-based payments in the amount of $441,412 to employees and consultants for services rendered, the accretion of debt discount and debt issuance costs of $228,017 due to the incentives given with debentures, and a gain on extinguishment of debt of $83,171 in addition to a change in accounts payable and accrued expenses of $84,229. These increases were offset by a change in accounts receivable of $49,532 during the nine months ended September 30, 2019.

Net cash used in investing activities for the nine months ended September 30, 2019 and 2018 was $391,292 and $24,084, respectively. This change is attributable to the cash paid for property and equipment and the cash consideration for the acquisition.

Net cash provided by financing activities for the nine months ended September 30, 2019 and 2018 was $5,266,353 and $3,547,074. During the 2019 period, the Company was predominantly financed by issuance of common stock, debt and related party notes of $649,829, $2,093,025 and $3,406,500, respectively to fund operations. These increases were offset by repayment of notes and related party notes of $50,000 and $329,000, respectively.

Summary of Statements of Operations for the Three Months Ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
Revenue	$91,386	$25,119
Gross Margin	$91,386	$25,119
Operating Expenses	$(1,747,909)	$(907,707)
Loss from operations	$(1,656,523)	$(882,588)
Other Expenses	$(277,488)	$(4,664,704)
Net loss	$(1,934,011)	$(5,547,292)
Loss per common share – basic and diluted	$(0.22)	$(0.12)

Revenue

Revenue was $91,386 for the three months ended September 30, 2019, as compared to $25,119 for the comparable three months ended September 30, 2018, an increase of $66,267. The increase in revenue is primarily attributable to the launch and steady growth of Vocal+ paid subscribers, the rising price points for Vocal for Brands campaigns, and the integration of Seller’s Choice into Jerrick following the Company’s successful acquisition of Seller’s Choice in late third-quarter.

Operating Expenses

Operating expenses for the three months ended September 30, 2019 were $1,747,909 as compared to $907,707 for the three months ended September 30, 2018. The increase of $840,202 in operating expenses is the result of an increase in general and administrative expenses, consulting fees and increased employee headcount mainly related to the acquisition of Seller’s Choice and the implementation of the Company’s plan to uplist to a national exchange.

Loss from Operations

Loss from operations for the three months ended September 30, 2019 was $1,656,523 as compared to loss of $882,588 for the three months ended September 30, 2018. The increase in the loss from operations is primarily due to increased expenses due to the continued development of the Vocal platform and increased marketing costs.

Other Expenses

Other expenses for the three months ended September 30, 2019 was $277,488 as compared to $4,664,704 for the three months ended September 30, 2018. Other expenses during the three months ended September 30, 2019 was comprised of interest expense of $164,439 on notes and related party notes, accretion of debt discount and issuance cost of $111,027 due to the incentives given with debentures, and a loss on extinguishment of debt of $2,022. During the three months ended September 30, 2018, other expenses were comprised of interest expense of $279,163 on notes and related party notes and accretion of debt discount and issuance cost of $1,449,656 due to the incentives given with debentures, loss on extinguishment of liabilities of $2,938,719 for the incentives given to amend or convert debt.

Net Loss

Net loss attributable to common shareholder for three months ended September 30, 2019, was $1,934,011, or loss per share of $(0.22), as compared to a net loss of $5,547,292, or loss per share of $(0.11), for the three months ended September 30, 2018.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Summary of Statements of Operations for the Nine Months Ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Revenue	$132,901	$65,391
Gross Margin	$132,901	$65,391
Operating Expenses	$(4,896,539)	$(3,837,259)
Loss from operations	$(4,763,638)	$(3,771,868)
Other Expenses	$(640,228)	$(6,280,292)
Net loss	$(5,403,866)	$(10,052,160)
Loss per common share – basic and diluted	$(0.68)	$(0.25)

Revenue

Revenue was $132,901 for the nine months ended September 30, 2019, as compared to $65,391 for the comparable nine months ended September 30, 2018, an increase of $67,510. The increase in revenue is primarily attributable to the acquisition of Seller’s Choice, the introduction of the Vocal+ subscription offering, and the continued growth of Vocal for Brands.

Operating Expenses

Operating expenses for the nine months ended September 30, 2019 were $4,896,539 as compared to $3,837,259 for the nine months ended September 30, 2018. The increase of $1,059,280 in operating expenses was the result of increases in R&D expenses related to the replatforming of Vocal and development of Vocal+ subscription features, consulting fees, compensation related to headcount and general and administrative expenses as the Company scales its business.

Loss from Operations

Loss from operations for the nine months ended September 30, 2019 was $4,763,638 as compared to loss of $3,771,868 for the nine months ended September 30, 2018. The increase in the loss from operations is primarily due to increased expenses resulting from the continued development of the Vocal platform and increased marketing costs.

Other income (expenses)

Other expenses for the nine months ended September 30, 2019 were $640,228 as compared to $6,280,292 for the nine months ended September 30, 2018. Other expenses during the nine months ended September 30, 2019 were comprised of interest expense of $329,040 on notes and related party notes, accretion of debt discount and issuance cost of $228,017 due to the incentives given with debentures, and a loss on extinguishment of debt of $83,171. During the nine months ended September 30, 2018, other expenses were comprised of interest expense of $888,359 on notes and related party notes and accretion of debt discount and issuance cost of $2,039,589 due to the incentives given with debentures, and a loss on extinguishment of liabilities of $3,370,505 for the incentives given to amend or convert debt.

Net Loss

Net loss attributable to common shareholder for nine months ended September 30, 2019, was $5,403,866, or loss per share of $(0.68), as compared to a net loss of $10,052,160, or loss per share of $(0.25), for the nine months ended September 30, 2018.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 of the Condensed Consolidated Financial Statements. During the nine months ending September 30, 2019, we were not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses. However, if we complete an acquisition, we will be required to make estimates and assumptions typical of other companies. For example, we will be required to make critical accounting estimates related to valuation and accounting for business combinations. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact there are resource constraints and management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive and Financial Officer concluded our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three and nine months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2019, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q as listed below. All of the securities discussed in this Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

On July 26, 2019, the Company entered into a loan agreement with an accredited (the “July 2019 Loan Agreement”) investor whereby the Company issued such accredited investor a promissory note in the principal amount of $12,000 (the “July 2019 Note”). As additional consideration for entering into the July 2019 Loan Agreement, the Company issued the accredited investor a five-year warrant to purchase 180 shares of the Company’s common stock with an exercise price of $6.00 per share.

On August 6, 2019, the Company entered into a loan agreements with accredited investors (the “August 2019 Loan Agreements”), whereby the Company issued such accredited investors promissory notes in the aggregate principal amount of $27,000 (the “August 2019 Notes”). As additional consideration for entering into the August 2019 Loan Agreements, the Company issued such accredited investors five-year warrants to purchase up to an aggregate of 405 shares of the Company’s common stock with an exercise price of $6.00 per share.

On September 4, 2019, the Company entered into a loan agreement with an accredited investor (the “First September 2019 Loan Agreement”), whereby the Company issued such accredited investor a promissory note in the principal amount of $15,000 (the “First September 2019 Note”). As additional consideration for entering into the First September 2019 Loan Agreement, the Company issued such accredited investor a five-year warrant to purchase 225 shares of the Company’s common stock at a purchase price of $6.00 per share.

On September 17, 2019 the Company entered into an agreement to extend the July 2019 Gravitas Capital Loan Agreement. In consideration for this extension, the Company issued the accredited investor a five year warrant to purchase 1,000 shares of the Company’s common stock with an exercise price of $6.00 per share.

On September 26, 2019, the Company entered into a loan agreements with accredited investors (the “September 2019 Loan Agreements”), whereby the Company issued such accredited investors promissory notes in the aggregate principal amount of $62,500 (the “September 2019 Notes”). As additional consideration for entering into the September 2019 Loan Agreements, the Company issued such accredited investors five-year warrants to purchase up to an aggregate of 1,188 shares of the Company’s common stock with an exercise price of $6.00 per share.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Amendment No. 3 to Loan and Security Agreement, dated September 16, 2019

10.2	Amendment No. 4 to Loan and Security Agreement, dated October 11, 2019

31.1**	Certification by the Principal Executive and Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERRICK MEDIA HOLDINGS, INC.

Date: November 14, 2019	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)