Form 10-K
period 2019-12-31
Jerrick Media Holdings, Inc.
filed 2020-03-30
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2019, based on a closing price of $3.00 was $19 million.  As of March 30, 2020, the registrant had 9,185,187 shares of its common stock, par value $0.001 per share, outstanding.

Documents Incorporated By Reference: None.

-i-

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

-ii-

PART I

Item 1. Business.

Overview

Jerrick Media Holdings, Inc. (“JMDA” or “the Company”) is the parent company and creator of the Vocal platform. The Company develops technology-based solutions to solve problems for the creator community, connecting creators with their ideal audiences and with the brands that want to access those audiences. Through a combination of data analysis, design, and development, the Company conceptualizes, creates, and maintains a suite of technology products and provides services that influence a global audience.

Jerrick is committed to identifying and leveraging opportunities within the digital platform and content monetization space. Its technology is built to organically sustain and scale multiple lines of revenue. In addition, the Company has successfully acquired and integrated complimentary technology platforms and media assets into Vocal’s existing infrastructure, and will continue to make targeted acquisitions of public and private companies. The Vocal technology platform, trademark, and related intellectual property are wholly owned and operated by Jerrick.

Our operations are organized into the following business segments:

●	Executive Team: Decades of combined experience spanning the finance, technology, and creative industries are fundamental to the team’s core strengths. The Jerrick team, whose optimal headcount is approximately 25 employees, comprises a collective of generalist and specialist professionals. The Company’s mentality is a hybrid of a hedge fund leveraging data and analytics to generate alpha, and a technology company’s development, design, and integration capabilities. Together, these core competencies provide a foundation for optimizing platform expansion, revenues, and cost reduction.

●	Platform Compliance: Moderation of user-submitted content and onboarding of creators onto the Vocal platform utilizes a combination of human touch and data-driven judgements that ensure adherence with our Community Guidelines and breed trust and safety within the Vocal ecosystem.

●	Control and Risk Management: Jerrick’s corporate governance is centrally managed by its internal operating committee, consisting of representatives from each of the Company’s core business units–finance, operations, business intelligence, product design, and corporate communications. The team leverages the Company’s resources, and applies them horizontally across its portfolio of businesses and assets. This agile operational infrastructure allows for a feedback loop of applicable data for achieving its business risk management, regulatory, and compliance responsibilities.

●	Design and Development: Jerrick partners with external segment specialists in development and data analysis in connection with future applications and white labeling opportunities that leverage Vocal’s underlying technology architecture. The Company is exploring application opportunities on a global scale, particularly in foreign language installations of the product. Localized franchises and bespoke development ventures provide white-labeling opportunities in industries such as health and wellness, education, and sports. These industries can utilize Vocal’s underlying technology and operational resources at reduced capital expenditures.

●	Marketing and Sales: Jerrick’s business intelligence and marketing teams identify and target individual creators, communities, and brands, utilizing empirical data harnessed from the Vocal platform. The team’s ability to apply first-party data works to reduce acquisition costs for new creators and to help provide brands with conversions and an ideal targeted audience. Jerrick’s internal design team produces unique branded content experiences on the Vocal platform, including branded content campaigns and brand-sponsored creator challenges, and promotes them across multiple distribution channels. Our ability to collaborate with and acquire external agencies and specific media libraries creates opportunities to scale revenues both horizontally and vertically through Vocal’s digital ecosystem.

Vocal

Vocal is Jerrick’s proprietary flagship technology platform that provides creators with storytelling tools, engaged communities, and opportunities to monetize their content. Vocal’s architecture was engineered to support a scalable and easy-to-update platform that could adapt its capacity to meet the current and growing demand for digital resources and technologies that foster virtual connection and community.

When the Jerrick team first ideated the Vocal platform, we determined that our primary constituents should be creators, and placed them at the center of our mission. We identified their pain points and created a blueprint to solve them.

There are over 4.5 billion internet users; of that, 83% publish some form of content on a monthly basis (blogs, photos, videos, and more), and 3.8 billion of them are active on social media (according to a report published by GlobalWebIndex). In 2020, the internet has become the linchpin of the modern information society, as well as the modern social society. Digital platforms like Vocal exist to help the world find order in a vast ocean of opportunity.

A global crisis like the current COVID-19 coronavirus pandemic only further emphasizes how critical a role digital platforms play in society, as governmental bodies are encouraging social distancing and restricting travel, and employers are widely implementing work-from-home policies. Vocal was born in an environment in which the total addressable market (TAM) for our platform is growing exponentially. With the emerging effects of COVID-19 and other global events, we expect that our TAM will only continue to expand.

Vocal’s proprietary technology was developed with the help of Thinkmill, our Sydney-based development partners. We used Thinkmill’s open-source content management framework, Keystone, as a foundation for our proprietary technology, which enables us to provide rapid updates and cost effective agile development. Together with Thinkmill, our internal product design and quantitative groups are able to quickly distribute product improvements, updates, and new features to improve our users’ experience.

We believe that the Vocal platform and its underlying technology allows us to maintain a capital-light infrastructure. By using cloud service providers, we are able to focus on platform and revenue growth rather than building and maintaining the costly internal infrastructures that have materially affected so many legacy media platforms. Vocal’s technology has been specifically designed and built to scale without a material corresponding increase in operational costs. While our users can embed rich media, such as video, audio, and product links, into their Vocal stories, the rich media content is hosted elsewhere (such as YouTube, Vimeo, Shopify, Spotify, etc.). Thus, our platform can accommodate rich media content of all kinds without bearing the financial or operational costs associated with hosting the rich media itself.

Maintaining a sustainable and capital light infrastructure is particularly important in tighter capital markets caused by external events that impact liquidity and credit, such as the current COVID-19 pandemic. Our technology is built to scale, while the rate of growth can be modulated through limits on capital expenditure. This creates a predictive environment in which the Company can continually reassess its capital needs and adjust its course when faced with unforeseen developments.

Since its 2016 launch, Vocal has amassed over 565,000 content creators across a wide range of mediums and backgrounds, such as bloggers, journalists, influencers, musicians, artists, podcasters, gamers, entrepreneurs, and more. Vocal creators provide a steady stream of user-generated, which can be monetized through reads, as well as through tips received from audiences. Vocal helps creators fund their creativity and build their personal brand.

The Vocal content creation process can be broken down into three key steps:

1. Create: Vocal’s storytelling tools make it easy for creators of all kinds to produce beautiful, engaging, rich-media content.

2. Share: Creators share stories on one of Vocal’s 34 genre-specific communities to get discovered and connect with like-minded creators and readers.

3. Earn: Creators can earn money every time their story is read, through participation in Challenges, and through tips received from fans.

Importantly, Jerrick does not see Vocal as a substitute or competitor to segment-specific content platforms, such as Vimeo, YouTube, or SoundCloud. Instead, Vocal is a supplementary tool with which to leverage the vast number of fragmented content creation tools that exist in the digital sphere and to give creators on those platforms the means to monetize. We believe that Vocal is well positioned between the content creation tools and the various distribution channels that creators depend on to publish and amplify their content.

Vocal employs a number of strategies to collect first-party data around our users’ behavioral activity on the platform. The data is processed and analyzed by our internal business intelligence team with the goal of improving our product, services and users’ experience. Vocal’s growth and marketing strategies make use of these first-party data insights, resulting in a lower creator acquisition cost and reduced subscription churn when targeting third-party networks, such as the big social media platforms. Importantly, we do not sell our users’ information. We utilize data to optimize the success of our creators, and generate revenue when our creators monetize their content and brands reach the right audience. Additionally, unlike traditional publishing platforms, we do not charge the audience for consuming content.

Key User Demographics:

●	59% of Vocal’s creators and audience are 18-34 years old.

●	The split of gender is relatively balanced; 55% of Vocal users are female and 45% are male.

●	The United States represents 57% of Vocal’s traffic, and an additional 20% of traffic is split between the United Kingdom, Canada, and Australia.

●	As a mobile-first platform, 75% of users access Vocal from a mobile device.

●	There are 34 active communities on the Vocal platform, with genres ranging from health and wellness, beauty, and mental health, to food, politics, pop culture, and more.

Vocal’s Value for Creators:

Vocal is a proprietary technology platform, built to expand its digital audience through content distribution while providing an environment for creators to be rewarded for their content. We believe that digital audiences have become increasingly wary of traditional display and programmatic advertising tactics–intrusive ads like pop-ups that disrupt the consumer experience. The Company is therefore focused on building a network of user generated content communities that emphasize discovery, creator monetization, and non-interruptive branded storytelling.

In response to what we recognize as the growing shift away from interruptive ads, brand marketing teams actively seek partners like Vocal, that can deliver key performance metrics in an authentic and safe network. By utilizing Vocal’s first-party behavioral data, we can effectively pair content creators with the right brands to produce predictive strategies and successful non-interruptive marketing campaigns.

Trust and safety are paramount to the Vocal ecosystem. We follow best practices when handling personally identifiable information, with guidance from the European Union’s General Data Protection Regulation (GDPR), the California Consumer Privacy Act (CCPA), and the Digital Millennium Copyright Act (DMCA).

Platform Compliance Policies include:

●	Human-led, technology assisted moderation of every story submitted;

●	Algorithmic detection of hate speech, nudity, and copyright infringement;

●	Brand, creator, and audience safety enforced through community watch; and

●	The rejection of what we consider toxic content, with the understanding that diverse opinions are encouraged.

Vocal Users: Stories Published

Based on our internal data collected over the last four months, there has been a steady increase in creators who are publishing on our platform, which we believe is a result of the introduction of features like Challenges, which further incentivize content submissions and improve the moderation feedback loop.

Figure 1 - # of Users who Published

Vocal Users: Creator Acquisition Cost

As we continue to collect platform data, we are able to further refine our ideal user profile and hone our targeting strategies, such that the Creator Acquisition Cost (CAC) for both ‘Vocal Free’ (i.e. unpaid membership) and Vocal+ (i.e. paid premium membership) naturally declines over time. Having spent over three years executing marketing campaigns to attract Vocal Free users, and refining our strategy, the CAC for Vocal+ subscribers experienced an immediate decline; costs dropped from over $1,100 to approximately $200 in the first 4 months following the launch of Vocal+. Meanwhile, the CAC for Vocal Free creators followed a similarly sharp rate of reduction, dropping from approximately $4.50 down to $2.00 in this same time frame.

Figure 2 - Vocal+ Creator Acquisition Cost (CAC)

Figure 3 - Vocal Free Creator Acquisition Cost (CAC)

Digital Landscape and Industry

From 2006 through 2016, the online and digital content industry experienced rapid growth. This era resulted in various technology companies within the digital space expanding into some of the largest and most influential companies in the United States and around the world. Even with today’s market dislocation, many of these technology companies remain the industry leaders that will solve for a new era of social distancing.

During this same period of time, countless digital publishing platforms and tools were introduced that enabled creators and their audiences to create, share, and connect. However, hyper-growth in this sector eventually introduced a new series of problems.  The largest issue was that the first wave of media publishing platforms and digital communities were reliant on a single line of revenue: traditional intrusive advertising.

As these companies scaled, so did their costs of operations, which eventually compelled them not only to compromise the integrity of their relationship to users, but to bombard audiences with invasive ads and use some aggressive marketing tactics in order to generate revenues and stay solvent. An intrusive user experience is not a sustainable model.

Ad technology began experiencing rapidly declining margins and tended to require excessive traffic in order to monetize. Digital content and media asset values have deteriorated rapidly between 2016 and 2018. This compression of margins has, in recent years, led to massive layoffs at those media publishing companies that were dependent on this legacy form of advertising. There is a continued risk of future markdowns in potential asset valuations.

In designing Vocal, the Jerrick team focused on building a network of communities on a singular platform that would help people discover real stories, from authentic creators. Vocal provides for its users’ needs by always innovating and introducing new features based on two core principles: that creators and brands are our partners, and that we make money when our partners make money.

In the face of this radical disruption in the digital marketing landscape, content distribution is undergoing a significant shift.

According to Statista, every 60 seconds on the internet:

●	4,300,000 videos are viewed on YouTube

●	1,440 posts are published on WordPress

●	174,000 posts are viewed on Instagram

●	481,000 tweets are sent on Twitter

Further, content monetization has become increasingly oriented toward native and creator-based fees. Facebook, Google, and Amazon already capture nearly 70% of digital ad spending, with that number projected to increase (Source: eMarketer). With these changes, and in light of more recent developments – the shift toward remote workforces, the popularization of freelancing, and social distancing recommendations – we believe that digital content creation is at an all-time high. Additionally, we believe that this new era will see these statistics grow rapidly in this new environment of exponentially increasing online activity, resulting in an evaluation of how to support the creation of digital content for creators, readers and audiences.

At the same time, branded content (a form of native advertising) is on the rise, and experiencing continuing growth year-over-year.

According to data from Pressboard:

●	Consumers find branded content 22x more engaging than display advertising;

●	Consumers spend 2x more money when they feel a personal connection with a brand;

●	Branded content results in a 60% higher brand recall than other digital advertising; and

●	Native advertising spend is projected to exceed $400 billion by 2025.

Thus, we believe that brands are actively seeking trustworthy and safe platforms like Vocal to drive engagement through non-interruptive brand storytelling, and deliver key performance metrics that help optimize their marketing efforts. We also believe that our Vocal platform provides a needed alternative for creators to participate within a community-first environment and access sustainable revenue sources. We built Vocal on these transparent core values, which continue to inform how we work with creators, readers, brands, and partners.

History

Jerrick was founded in 2014 by CEO Jeremy Frommer and became publicly listed in February 2016, at which point the Company was renamed Jerrick Media Holdings, Inc. Jerrick began working with its Australia-based development partners, Thinkmill, in early 2014 to begin building its flagship product. The Vocal technology platform was released to the public in December 2016 with six niche communities in its network and a small group of beta creators.

In late 2018, we introduced our in-house creative studio, Vocal for Brands, which partners with direct-to-consumer (DTC) brands to create engaging and campaign-optimized stories on Vocal that build brand affinity and trust, and drive results

2019 was marked by a series of important milestones for the Company. First, in July 2019, the Vocal+ premium membership offering was introduced on the Vocal platform. This was followed by the completion of our acquisition and integration of boutique e-commerce marketing agency, Seller’s Choice, in September 2019. Earlier that year, we successfully tendered for the majority of Jerrick’s outstanding warrants, exchanging over 90% of outstanding warrants for common stock.

In January 2020, Vocal’s product team launched the latest feature for creators and brands, called “Creator Challenges.” Challenges (which are either internally run or sponsored by brands) are themed story contests that incentivize content submissions and engage Vocal’s user base by providing creators with the chance to win cash prizes and other rewards. The introduction of creator Challenges, which represents Vocal’s most important product update to date, showcases Jerrick’s unique ability to leverage its powerful network to host unique content experiences that drive success and value for brands, creators, and audiences simultaneously. Moreover, creator Challenges are accretive to Jerrick’s own marketing efforts; Challenges offer further incentivize for new creators to join Vocal and, in particular, to upgrade to Vocal+ (which offers members-only Challenges). As a result, since the launch of creator Challenges, we’ve seen our creator acquisition costs decrease over time.

Competition

The idea for Vocal came as a response to what Jerrick’s founders recognized as systemic flaws inherent to the digital media industry and its operational infrastructures. Depreciating value of digital media business models built on legacy technology platforms created a unique opportunity for development of a creator-centric platform that could appeal to a global community and, at the same time, be capable of acquiring undervalued complimentary technology assets.

Jerrick founders built the Vocal platform upon the general thesis that a closed and safe ecosystem utilizing first-party data to increase efficiencies could create a sustainable and defensible business model. Vocal was strategically developed to provide value for content creators, readers, and brands, and to serve as a home for the ever-increasing amount of digital content being produced and the libraries of digital assets lying dormant.

Since 2016, the ‘creator era,’ the industry has been marked by the proliferation of democratized and transparent platforms. The digital space now encompasses an online global audience of over 4.5 billion internet users and over 1.7 billion websites. The “read, write and execute” web, or Web 3.0, is a data-driven and more intelligent web that can adjust its output according to the particular needs and habits of the individual user, fostering more intelligent creation, greater personalization and, ultimately, a more satisfied end user.

In this context, legacy sites and platforms are becoming increasingly threatened by factors like fragmented content creation tools, excessive traffic and marketing dollars required to monetize content, and compressing margins for traditional digital advertising. This has led to a qualitative deterioration of online content. In addition, it means that companies operating on these models will continue to struggle with limited paths to scalable profitability.

There is limited competition that provides the specific type of resources and platform that Vocal provides the creative community. In addition, there are a limited number of digital media companies like Vocal that charge only creators and brands for publishing content, as opposed to charging the audience for accessing content. Jerrick’s management team believes that the primary competition for Vocal are other platforms that can draw attention or time from the creative community in general. These platforms can vary in scope, size, and genre. Simply put, platforms compete for the attention of the digital consumer.

Vocal’s Competitive Strengths

Digital platforms must differentiate themselves by providing executable solutions and fulfilling users’ empirical needs. Our focus on rewarding the creator for their content, partnering with them on distribution, and providing opportunities for monetization, is one of the key differentiating factors between Vocal and legacy publishing platforms.

●	Vocal’s proprietary technology is built on Keystone, the same underlying open-source framework used by industry-leaders such as Atlassian, a $30-billion Australian technology company. Some of the key differentiating elements of Vocal’s technology are speed, sustainability, and scalability. The Company continues to invest heavily in research and development to continuously improve and innovate its platform, with the goal of optimizing the user experience for creators. Vocal’s architecture allows it to do more with less cost, and provides a model capable of turning a profit.

●	We believe that Vocal’s built-in risk management and compliance features are another one of the platform’s key strengths. Quality assurance policies enhance the reliability and integrity of the platform and ensure regulatory compliance, which fosters a trustworthy and safe environment for all of its stakeholders. Further, Vocal utilizes third-party cloud-based services to host its platform, which affords the platform an important advantage; management can focus on running and scaling its services, rather than building unnecessary infrastructure.

●	Vocal’s synthesis of democratization and monetization for its content and creators is unique in the industry. Creators, influencers, and entrepreneurs seek a trustworthy platform that offers needed resources to expand their brand and reach. At the same time, brands seek a safe and reliable platform with which to engage with customers, drive conversions, and build brand awareness. Vocal’s ecosystem works to drive success simultaneously for all of its stakeholders.

Product Revenues

Our continually expanding network of approximately 565,000 content creators using the Vocal platform drives our primary source of revenue. Quality content submissions from creators attracts audiences and brands, the other primary stakeholders who exist within Vocal’s ecosystem. The continuous interactions between creators, audiences, and brands propel a virtuous cycle of transactions and represents an important element of Vocal’s scale and success.

The Company has designed several revenue touch-points throughout the Vocal ecosystem, ensuring a balanced portfolio of revenue streams, sustainable infrastructures, and compounding scalability.

Revenues are primarily generated through:

Creator Subscriptions:

Vocal+ is a premium subscription membership for Vocal users. Vocal+ members pay a membership fee for premium features, including receiving increased earnings for their content, reduced platform processing fees for tips received, a Vocal+ badge on their creator page, access to additional features on the Vocal Platform, and participation in exclusive programs. Creators may sign up for a Vocal+ membership when they create an account, or they can upgrade an existing Vocal Free account to a Vocal+ account at any time. The current cost of a Vocal+ membership is either $9.99 per month or $99 annually.

Brand Agency:

Our in-house creative studio, Vocal for Brands, focuses on non-interruption based advertising and engaging brand storytelling. Vocal for Brands pairs brands with active creators in the Vocal network to produce bespoke branded content campaigns, brand-sponsored creator Challenges, and other types of branded experiences on the Vocal platform that build brand engagement, trust, and drive results. With the introduction of Challenges, brands can tap into Vocal’s network of approximately 565,000 content creators and encourage them to interact with, learn about and promote their brand while benefiting from Vocal’s brand-safe, moderated, and curated environment. Brand-sponsored Challenges effectively yield a collection of crowdsourced branded content for brands and help them reach a wider audience.

Vocal’s first-party data enables our team to create highly targeted and segmented audiences for Vocal for Brands campaigns, and help the brand reach their ideal audience. Brands can access story performance data, engagement data, behavioral data, and sentiment data, all of which is used to further optimize the campaign’s success.

Fees range from $5,000 to $45,000 for bespoke Vocal for Brands campaigns, depending on duration and other key factors.

Marketing + Consulting Services:

Seller’s Choice, LLC (“Seller’s Choice”), which we acquired in September 2019, is a digital marketing solution provider dedicated to the interests, growth, and profitability of e-commerce brands. Utilizing their integrative next-gen marketing platform, Seller’s Choice focuses cohesively in the four key factors of online sellers – sell-through, differentiation, community and compliance – to help e-commerce businesses establish their brand identity and realize profitable and sustainable growth while maximizing customer engagement and retention.

Through Jerrick’s acquisition of Seller’s Choice, the Company has further expanded its reach into the direct-to-consumer marketplace, while enabling Seller’s Choice’s clientele to leverage Vocal for Brand’s unique brand storytelling capabilities.

Platform Processing Fees and Microtransactions:

Creators and their audiences have the ability to send and receive tips, or microtransactions, on Vocal. Each tip sent on Vocal generates revenue for the Company in the form of platform processing fees. For Vocal Free creators, we retain a 7% platform processing fee for every tip exchanged. For Vocal+ creators, we retain a 2.9% platform processing fee.

We use the Stripe platform to process tips and payouts to creators on Vocal. Additional features such as gated premium content, recurring tips, affiliate marketing features for brands, and incentivization fees for new creator referrals are currently in development.

Affiliate sales:

We also generate revenue through our affiliate marketing relationships, which pay us a percentage of purchases made on our platform. Affiliate partnerships include Amazon, Skimlinks, Tune, and more.

E-commerce:

Our e-commerce strategy involves revitalizing archival imagery and media content in dormant legacy portfolios. Our curation and data capabilities have helped us create scalable and definable value for our internal collection of media assets through financing, trademarking, licensing, and production opportunities.

Growth Strategy

We intend to continue to grow by focusing on the following key areas:

●	Moderation Improvements: Constant analysis and improvement to Vocal’s moderation process enables us to reduce manpower costs and maintain a brand-safe environment. Vocal’s genre-specific community structure, which evolves based on usage data, provides brands with a more transparent and targeted community for their product.

●	Creator Growth: Vocal brings new creators, their audience, and brands to its platform through organic growth, performance marketing, and brand-building campaigns that drive awareness. As the Vocal team continues to collect first-party behavioral data, we are able to further refine an ideal user profile and hone a specific targeting strategy to effectively scale the platform’s creator base. We believe the CAC (Creator Acquisition Cost) for both the Vocal Free (i.e. unpaid membership) and Vocal+ (paid premium membership) offerings will naturally decline over time by matching our internal data against third-party data.

●	Brand Partnerships: We intend to continue to invest in new product offerings for brand storytelling on Vocal that provide valuable analytics, engagement, and conversion data. Products and services offered on the platform are constantly evolving to elevate brand relationships, both qualitatively and quantitatively.

●	Platform Enhancements: We intend to continue to invest in research and development and explore strategic acquisitions in order to enhance our product capabilities and evolve our network of communities. With features such as Challenges, Tipping, and premium subscriptions, we believe that Vocal is consistently innovating to provide new and creative ways to expand the creator platform, and maximize both the Company’s revenues and creators’ earnings. Further, our strategic partnership with Thinkmill affords us an additional benefit in the Australian government’s research and development tax incentive program, which offers a rebate on 40% of funds spent on technology research and development within each fiscal year.

●	White Label Opportunities: We intend to pursue opportunities to white-label Vocal’s underlying platform architecture for application in a range of industries. The platform’s underlying technology can be utilized by sports franchises, trade companies, education organizations, the financial sector, and beyond.

●	New Geographies: Global expansion is fundamental to our growth strategy. While the U.S., U.K., and Canada represent the vast majority of our audience, we believe there will be significant demand for our product in overseas markets–including Asia, the Middle East, and South America–particularly for foreign language installations of the product.

●	Acquisitions: Our acquisition of Seller’s Choice in September 2019 successfully expanded our brand product offering and client network. Future acquisition targets include creator platforms, content communities, data science companies, and digital marketing agencies.

●	Licensing: In collaboration with other production and media companies, as well as with our expanding user base, we look for content that can be leveraged for adaptation to film, television, digital shorts, books, and comic series. We believe that Vocal’s ever-expanding community of creators and influencers affords us with the unique opportunity to cultivate these relationships.

Customers

There are three primary categories of stakeholders/customers that interact within Vocal’s ecosystem: creators, brands, and readers.

Creators

Vocal provides a large stage for creators and artists to connect with fans and find new audiences. In addition to enabling access to millions of monthly visitors, we provide creators with a full suite of tools and services for content creation, discovery, distribution, and monetization, including:

●	Easy-to use, rich media content editor: Vocal’s content editor allows creators to easily add their rich media to their stories. From Spotify songs to Shopify products, Vocal’s open canvas content creation editor makes it easy to create high-quality and engaging stories, and is a cost effective alternative to managing a blog content management system (CMS).

●	Ability to Monetize: Both Vocal Free and Vocal+ memberships provide multiple monetization opportunities for creators. Creators can earn money through visitor engagement as well as from tips received from visitors (less the payment processing fee). For Vocal Free members, content is monetized at a rate of $3.80 per 1,000 reads (calculated based on time on page, scrolling behavior, and other internal metrics), whereas Vocal+ members monetize at $6.00 per 1,000 reads.

●	Designed for SEO: Creators benefit from the search engine optimization (SEO) inherent to Vocal’s architecture, and the volume of organic traffic the platform receives as a result. When creators amplify their content through their own social media channels, the optimization is further enhanced. Creators can get more views and greater discoverability by publishing content on Vocal as opposed to other sites geared toward short form content, which have limited search capabilities and discovery tools, as well as limited opportunities for content monetization.

●	Transparent Performance Data: Creators can view their “Stats” at any time to view their individual performance data, such as how many Reads a given story received, how much money they have earned, and how many tips or ‘Likes’ they received.

●	Valuable Audience: The nature of Vocal’s genre-specific community structure is such that it generates a positively selected audience, a quality which makes Vocal an attractive prospect for creators and brands alike. In a topic-based community, audiences are inherently more likely to be interested in the particular content housed in that community.

Brands

Vocal for Brands leverages Vocal to produce branded stories and Challenges that build affinity and trust, while generating sales and awareness. The key value propositions for brands include:

●	Authentic Storytelling: Our internal data group partners brands with real Vocal creators to tell their brand’s story in a way that is both engaging and trustworthy.

●	Valuable Audience: Jerrick’s first-party data provides an opportunity to create highly targeted and segmented audiences to promote branded content. Most importantly, Vocal’s technology helps brands target the right audience by utilizing and applying that first-party data.

●	Transparent Analytics: For every campaign we produce, our brand clients have access to story performance data, engagement data, behavioral data, and interest data. Brands can apply this data to further increase awareness and optimize audience targeting.

Readers

We are focused on enabling the discovery and curation of stories for our readers through a range of products and services:

●	Discovery: Readers benefit from our ability to help them safely navigate our network of communities. Every story published on Vocal is run through our proprietary moderation system, which synthesizes machine learning and human-touch curation. Readers know that every story on Vocal complies with our Community Guidelines, which ensures a safe environment for creators, brands, and readers alike.

●	Sentiment: Readers have the option to “Like” their favorite stories, allowing them to interact directly with the creator, while providing the Vocal team with insights into their interests and behavior. Our data science team uses this data to create segmented audiences to optimize content discovery. Simply put, Vocal helps readers find stories personalized to their interests.

●	Tipping: We provide readers with the opportunity to send Tips to creators to show their support and appreciation. Tips have a frictionless and secure user-experience, allowing readers to pay with digital wallets such as Apple Pay and Google Pay.

Corporate Information

We were originally incorporated under the laws of the State of Nevada on December 30, 1999 under the name LILM, Inc. The Company changed its name on December 3, 2013 to Great Plains Holdings, Inc.

On February 5, 2016 (the “Merger Closing Date”), we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GPH Merger Sub, Inc., a Nevada corporation and our wholly-owned subsidiary (“Merger Sub”), and Jerrick Ventures, Inc., a privately-held Nevada corporation headquartered in New Jersey (“Jerrick”), pursuant to which the Merger Sub was merged with and into Jerrick, with Jerrick surviving as our wholly-owned subsidiary (the “Merger”). Pursuant to the terms of the Merger Agreement, we acquired, through a reverse triangular merger, all of the outstanding capital stock of Jerrick in exchange for issuing Jerrick’s shareholders (the “Jerrick Shareholders”), pro-rata, a total of 28,500,000 shares of our common stock. Additionally, we assumed 33,415 shares of Jerrick’s Series A Convertible Preferred Stock (the “Jerrick Series A Preferred”) and 8,064 shares of Series B Convertible Preferred Stock (the “Jerrick Series B Preferred”).

Upon closing of the Merger on February 5, 2016, the Company changed its business plan to our current plan.

In connection with the Merger, on the Merger Closing Date, we entered into a Spin-Off Agreement with Kent Campbell (the “Spin-Off Agreement”), pursuant to which Mr. Campbell purchased (i) all of our interest in Ashland Holdings, LLC, a Florida limited liability company, and (ii) all of our interest in Lil Marc, Inc., a Utah corporation, in exchange for the cancellation of 781,818 shares of our common stock held by Mr. Campbell. In addition, Mr. Campbell assumed all of our debts, obligations and liabilities, including any existing prior to the Merger, pursuant to the terms and conditions of the Spin-Off Agreement.

 Effective February 28, 2016, we entered into an Agreement and Plan of Merger (the “Statutory Merger Agreement”), pursuant to which we became the parent company of Jerrick Ventures, LLC, our wholly-owned operating subsidiary (the “Statutory Merger”).

Finally, on February 28, 2016, we changed our name to Jerrick Media Holdings, Inc. to better reflect our new business strategy.

Our corporate headquarters are located at 2050 Center Ave, Suite 640, Fort Lee, NJ 07024. As of March 30, 2020, we had 25 full-time employees. We consider our relation with our employees to be good.

Item 1A. Risk Factors.

You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Annual Report on Form 10-K. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition and could cause the trading price of our common stock to decline. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to our Business

The Company is a development stage business and subject to the many risks associated with new businesses.

Our current line of business has a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. We have incurred losses and may continue to operate at a net loss for at least the next several years as we execute our business plan. We had a net loss of approximately $8.0 million for the year ended December 31, 2019, and a working capital deficit and accumulated deficit of approximately $10.7 million and approximately $44.6 million, respectively.

Our financial situation creates doubt whether we will continue as a going concern.

There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain funding from this offering or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment.

Based on the report from our independent auditors dated March 30, 2020, management stated that our financial statements for the period ended December 31, 2019, were prepared assuming that we would continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Currently the Company has considerable obligations under notes, related party notes and lines of credit outstanding with various debtors. Our ability to make payments on such indebtedness will depend on our ability to generate cash flow. The Company may not generate sufficient cash flow from operations to enable us to repay this indebtedness and to fund other liquidity needs, including capital expenditure requirements. Such indebtedness could affect our operations in several ways, including the following:

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

We expect that we will have adequate financing for the next 6 months. However, in the event that we exceed our expected growth, we would need to raise additional capital. There is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms, or even at all. Our limited operating history makes investor evaluation and an estimation of our future performance substantially more difficult. As a result, investors may be unwilling to invest in us or such investment may be offered on terms or conditions that are not acceptable. In the event that we are not able to secure financing, we may have to scale back our growth plans or cease operations.

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

We face competition from others in the digital content creation industry and media companies. Our current and potential competitors range from large and established companies to emerging start-ups. Established companies have longer operating histories and more established relationships with customers and users, and they can use their experience and resources in ways that could affect our competitive position, including by making acquisitions, investing aggressively in research and development, aggressively initiating intellectual property claims (whether or not meritorious) and competing aggressively for advertisers and websites. Emerging start-ups may be able to innovate and provide products and services faster than we can.

Additionally, our operating results would suffer if our digital content is not appropriately timed with market opportunities, or if our digital content is not effectively brought to market. As technology continues to develop, our competitors may be able to offer user experiences that are, or that are seen to be, substantially similar to or better than, ours. This may force us to compete in different ways and expend significant resources in order to remain competitive. If our competitors are more successful than we are in developing compelling content or in attracting and retaining users and advertisers, our revenues and operating results could be adversely affected.

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

Acquisitions may disrupt growth.

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

We have not adopted various corporate governance measures, and, as a result, stockholders may have limited protections against interested director transactions, conflicts of interest and similar matters.

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

We accept payments using a variety of different payment methods, including credit and debit cards and direct debit. We rely on third parties to process payments. Acceptance and processing of these payment methods are subject to certain certifications, rules and regulations. To the extent there are disruptions in our or third-party payment processing systems, material changes in the payment ecosystem, failure to recertify and/or changes to rules or regulations concerning payment processing, we could be subject to fines and/or civil liability, or lose our ability to accept credit and debit card payments, which would harm our reputation and adversely impact our results of operations.

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

If an actual or perceived security breach occurs, the market perception of our security measures could be harmed, and we could lose sales and customers and/or suffer other negative consequences to our business. A security breach could adversely affect the digital content experience and cause the loss or corruption of data, which could harm our business, financial condition and operating results. Any failure to maintain the security of our infrastructure could result in loss of personal information and/or other confidential information, damage to our reputation and customer relationships, early termination of our contracts and other business losses, indemnification of our customers, financial penalties, litigation, regulatory investigations and other significant liabilities. In the event of a major third-party security incident, we may incur losses in excess of their insurance coverage.

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

Our Terms and Conditions clearly state that our network and services are only to be used by users who are over 13 years old. Although we will terminate accounts that are known to be held by persons age 13 or younger, it is impractical to independently verify that all activity occurring on our network fits into this description. As such, we run the risk of federal and state law enforcement prosecution.

Risks Related To Our Common Stock

The price of our common stock may be subject to wide fluctuations.

Even though we have our shares quoted on the OTCQB Venture Market, a consistently active trading market for our common stock may not exist. You may not be able to sell your shares quickly or at the current market price if trading in our stock is not active.  You may lose all or a part of your investment.  The market price of our Common Stock may be highly volatile and subject to wide fluctuations in response to a variety of factors and risks, many of which are beyond our control.  In addition to the risks noted elsewhere in this Annual Report on Form 10-K, some of the other factors affecting our stock price may include:

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

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and dilute our share value

Our articles of incorporation authorize the issuance of 15,000,000 shares of common stock, and 20,000,000 shares of preferred stock. Currently the Company has no shares of preferred stock outstanding. Additionally, as of March 30, 2020, there are outstanding (i) warrants to purchase 887,964 shares of our common; and (ii) options exercisable into 911,500 shares of our common stock.

In addition, the Company has convertible notes outstanding that are convertible into 724,751shares of the Company’s common stock. Assuming all of the Company’s currently outstanding warrants and options be exercised and all convertible notes be converted, the Company would have to issue an additional 2,502,185 shares of common stock representing 25.9% of our current issued and outstanding common stock. The future issuance of this common stock would result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our common shares are subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

SEC Rule 15g-9 establishes the definition of a “penny stock,” in pertinent part, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.

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

Liability of directors for breach of duty is limited under Nevada law.

Nevada law provides that directors must discharge their duties as a director in good faith and with a view to the interests of the corporation. Under Nevada law, directors owe a fiduciary duty to the corporation, which is generally comprised of the duty of care and duty of loyalty to the corporation. Except under limited circumstances set forth in NRS 78.138(7), or unless the articles of incorporation or an amendment thereto provide for greater individual liability (which ours does not provide), a director or officer is not individually liable to the corporation or its stockholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer unless it is proven that the director’s or officer’s act or failure to act constituted a breach of his or her fiduciary duties as a director or officer, and the breach of those duties involved intentional misconduct, fraud or a knowing violation of law. Our stockholders’ ability to recover damages for fiduciary breaches may be reduced by this statute.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future and, as such, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. In addition, and any future loan arrangements we enter into may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We may issue additional shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Pursuant to our articles of incorporation, the aggregate number of shares of capital stock which we are authorized to issue is 35,000,000 shares, of which 15,000,000 shares are common stock, and 20,000,000 shares are “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. As of the date of this Annual Report on Form 10-K, we do not have any preferred stock outstanding.

The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our Company. In addition, advanced notice is required prior to stockholder proposals, which might further delay a change of control. Additionally, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters consists of a total of 3,000 square feet and is located at 2050 Center Ave, Suite 640 and Suite 660, Fort Lee, NJ 07024. The current lease term is effective June 5, 2018 through July 5, 2023, with monthly rent of $7,693 for the first year and increases at a rate of 3% for each subsequent year thereafter.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCQB Venture Market under the symbol “JMDA”. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Common Equity

As of March 30, 2020, there were approximately 278 stockholders of record. An additional number of stockholders are beneficial holders of our common stock in “street name” through banks, brokers and other financial institutions that are the record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2019.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	882,500	8.32	17,500
Equity compensation plans not approved by security holders	29,000	3.22	-
Total	911,500	8.16	17,500

Unregistered Sales of Equity Securities

The October 2019 Frommer Loan Agreement

On October 7, 2019, the Company entered into a loan agreement (the “October 2019 Frommer Loan Agreement”) with Jeremy Frommer, whereby the Company issued Frommer a promissory note in the principal amount of $10,000 (the “October 2019 Frommer Note”). As additional consideration for entering in the October 2019 Frommer Loan Agreement, the Company issued Frommer a five-year warrant to purchase 150 shares of the Company’s common stock at a purchase price of $6.00 per share.

October 2019 Warrant Issuance

On October 8, 2019, we issued a five-year warrant to an accredited investor to purchase 30,000 shares of the Company’s common stock at a purchase price of $5.00 per share in consideration for converting outstanding promissory notes.

The November 2019 Convertible Note Offering

During the year ended December 31, 2019, the Company conducted a private placement to accredited investors (the “November 2019 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with accredited investors (the “November 2019 Investors”) for aggregate gross proceeds of $479,500.

Each unit in the November 2019 Convertible Note Offering consisted of (a) a 10% Convertible Promissory Note, convertible into shares of the Company’s common stock, at a fixed conversion price equal to $4.50 per share; and a warrant to purchase common stock.

Consultant Shares

During the 3 months ended December 31, 2019, the Company issued 14,897 shares to consultants.

The foregoing offers, sales and issuances were exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D thereunder.

Item 6. Selected Financial Data.

We are not required to provide the information required by this Item we are a “smaller reporting company,” as defined in Rule 229.10(f)(1).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our plan of operation and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Forward-Looking Statements” and “Risk Factors” and those included elsewhere in this report.

Overview

Jerrick Media Holdings, Inc. (OTCQB: JMDA). provides technology solutions for content creators, brands and their respective audiences with its flagship digital media platform Vocal.

We believe that Jerrick’s agile business framework and Vocal’s design and development process provide a sustainable, capital light operational infrastructure. Our technology is built to scale, while the rate of growth can be modulated up or down based on available capital and the relative tightness of the capital markets.

Vocal is a user-generated long-form digital publishing platform. The platform primarily focuses on providing storytelling tools, monetization features and engaged communities for content creators to get discovered and fund their creativity.

There are over 4.5 billion internet users; of that, 83% publish some form of content on a monthly basis (photos, writing, reviews), and 3.8 billion of them are active on social media (according to data by GlobalWebIndex and Reddit). In 2020, the internet has become the linchpin of the modern information society, as well as the modern social society. We believe digital platforms, such as Vocal, exist to help the world find order in this vast ocean of opportunity.

A global crisis, like the 2020 COVID-19 pandemic, only further emphasizes how critical a role digital platforms play in society, as government bodies are encouraging social distancing and restricting travel, and employers are widely implementing work-from-home policies. These factors aside, Vocal exists in an environment where the total addressable market (TAM) of the platform was growing exponentially, and in the current environment, may see even more rapid growth.

The Vocal platform is home to content creators and brands of all shapes and sizes, and attracts audiences across a network of the Company’s 100% owned-and-operated communities. The platform’s unique canvas-style editor supports content creation utilizing a wide range of rich-media assets including streaming content, photos, videos, podcasts, product links, written word, and more. Vocal makes it easy for creators to produce well-constructed, search engine optimized, and engaging content. Additionally, creators can upgrade to Vocal+, and pay a premium subscription fee to access a suite of additional features such as an increased rate of CPM monetization, brand collaborations, rewards, and early access to new features.

Given Vocal’s built-in monetization capabilities, topic-specific structure, and adaptability to a wide range of uses and industries, we believe that it is the ideal platform to help users adapt to evolving social, professional, and societal realities of a new digital world. Moderation and compliance are more important in a world where ambiguity can systematically damage value. Vocal’s enforcement of community guidelines and content moderation creates a secure environment for users. Vocal provides its stakeholders a trustworthy environment that people look for, especially in periods of uncertainty.

In 2018, the Company launched its in-house creative studio, Vocal for Brands. Vocal for Brands partners brands with authentic, like-minded Vocal creators to produce campaign-optimized branded experiences on the Vocal platform that build affinity, trust, and drive results. Additionally, in 2018, Jerrick converted $13,896,233 in debt and preferred holdings into common stock, eliminating a significant majority of debt from the Company’s balance sheet.

In the third quarter of 2019, Jerrick implemented a $9.99 monthly renewal option for Vocal+ subscribers, in addition to the $99 annual renewal option introduced in May 2019. Additionally, following Jerrick’s acquisition of e-commerce agency Seller’s Choice, LLC (“Seller’s Choice”) in September 2019, the Company successfully integrated Seller’s Choice into its sales team and operations. The acquisition enabled Vocal for Brands to further expand its client base in the direct-to-consumer (DTC) space, while providing an opportunity for the Seller’s Choice team to leverage Vocal for Brand’s unique brand storytelling capabilities as a way to further support its e-commerce clientele. The Vocal platform’s unique underlying architecture generates scalable and sustainable revenues, while at the same time providing an infrastructure for future acquisitions, as it did in regard to the Seller’s Choice acquisition.

Jerrick’s resources and Vocal’s technology were designed to amplify creator subscriptions as well as convert on direct to consumer brand opportunities. Today’s consumer behavior and online environment is ideal for brand marketing and product awareness, and creators are looking for further monetization opportunities. Both brands and creators, as well as their respective audiences, will continue to grow on Jerrick’s safe and secure platform, Vocal.

Results of Operations

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2019 compared to December 31, 2018:

	December 31, 2019	December 31, 2018	Increase / (Decrease)
Current Assets	$183,826	$6,500	$177,326
Current Liabilities	$10,928,830	$2,569,584	$8,359,246
Working Capital Deficit	$(10,745,004)	$(2,563,084)	$(8,181,920)

At December 31, 2019, we had a working capital deficit of $10,745,004 as compared to a working capital deficit of $2,563,084 at December 31, 2018, an increase of $8,181,920. The increase is primarily attributable to an increase in notes payable related party, convertible notes payable, and the current portion of operating lease payable.

Net Cash

Net cash used in operating activities for the years ended December 31, 2019 and 2018, was $5,957,027 and $4,972,814, respectively. The net loss for the years ended December 31, 2019 and 2018 was $8,035,372 and $12,013,542, respectively. This change is primarily attributable to the net loss for the current period offset by share-based payments in the amount of $437,106 to employees and consultants for services rendered, the accretion of debt discount and debt issuance costs of $348,665 due to the incentives given with debentures, and a gain on extinguishment of debt of $162,860 in addition to a change in accounts payable and accrued expenses of $985,715. These increases were offset by a change in accounts receivable and unrecognized tax benefit during the year ended December 31, 2019.

Net cash used in investing activities for the years ended December 31, 2019 and 2018 was $363,288 and $27,605, respectively. This change is attributable to the cash paid for property and equipment and the cash consideration for the acquisition.

Net cash provided by financing activities for the years ended December 31, 2019 and 2018 was $6,337,947 and $4,889,368. During the year ended December 31, 2019 period, the Company was predominantly financed by issuance of common stock, debt and related party notes of $649,829, $2,722,525 and $4,186,500, respectively to fund operations. These increases were offset by repayment of notes and related party notes of $50,000 and $501,500, respectively.

Summary of Statements of Operations for the Years Ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Revenue	$453,006	$80,898
Gross Margin	$453,006	$80,898
Operating Expenses	$(7,669,984)	$(5,767,153)
Loss from operations	$(7,216,978)	$(5,686,255)
Other Expenses	$(818,394)	$(6,327,287)
Net loss	$(8,035,372)	$(12,013,542)
Loss per common share – basic and diluted	$(0.98)	$(4.16)

Revenue

Revenue was $453,006 for the year ended December 31, 2019, as compared to $80,898 for the comparable year ended December 31, 2018, an increase of $372,108. The increase in revenue is primarily attributable to the launch and steady growth of Vocal+ paid subscribers, the rising price points for Vocal for Brands campaigns, and the integration of Seller’s Choice into Jerrick following the Company’s successful acquisition of Seller’s Choice in late third quarter. Over $400,000 of the $453,006 was generated in the second half of the year with approximately $300,000 generated in the fourth quarter alone.

Operating Expenses

Operating expenses for the year ended December 31, 2019 were $7,669,984 as compared to $5,767,153 for the year ended December 31, 2018. The increase of $1,902,831 in operating expenses is the result of an increase in general and administrative expenses and consulting fees. The increase to these expenses is mainly related to the acquisition of Seller’s Choice and the implementation of the Company’s future business plans.

Loss from Operations

Loss from operations for the year ended December 31, 2019 was $7,216,978 as compared to $5,686,255 for the year ended December 31, 2018. The increase in the loss from operations is primarily due to increased expenses due to the continued development of the Vocal platform and the acquisition of Seller’s Choice and the implementation of the Company’s future business plans.

Other Expenses

Other expenses for the year ended December 31, 2019 was $818,394 as compared to $6,327,287 for the year ended December 31, 2018. Other expenses during the year ended December 31, 2019 was comprised of interest expense of $612,830 on notes and related party notes, accretion of debt discount and issuance cost of $348,665 due to the incentives given with debentures, a loss on extinguishment of debt of $162,860. These expenses were offset by other income from an Australian tax credit for research and development of $292,387. During the year ended December 31, 2018, other expenses were comprised of interest expense of $923,008 on notes and related party notes and accretion of debt discount and issuance cost of $2,090,286 due to the incentives given with debentures, loss on extinguishment of liabilities of $3,453,137 for the incentives given to amend or convert debt.

Net Loss

Net loss attributable to common shareholder for the year ended December 31, 2019, was $8,035,372, or loss per share of $0.98, as compared to a net loss of $14,204,408, or loss per share of $4.16, for the year ended December 31, 2018.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(iv)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk-free rate(s) to value share options and similar instruments.

(V)	Operating lease Estimates and assumptions: These assets and liabilities are recognized based on the present value of future payments over the lease term at the commencement date. We estimate the incremental borrowing rate for each lease based on an evaluation of our credit ratings and the prevailing market rates for collateralized debt in a similar economic environment with similar payment terms and maturity dates commensurate with the terms of the lease.

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

Principles of consolidation

The Company consolidates all majority-owned subsidiaries, if any, in which the parent’s power to control exists.

As of December 31, 2019, the Company’s consolidated subsidiaries and/or entities are as follows:

Name of combined affiliate	State or other jurisdiction of incorporation or organization	Company Ownership Interest
Jerrick Ventures LLC	Delaware	100%
Abacus Tech Pty Ltd	Australia	100%
Seller’s Choice, LLC	New Jersey	100%
Jerrick Global, LLC	Delaware	100%
Jerrick Investment Advisors LLC	Delaware	100%
Jerrick Partners LLC	Delaware	100%
Maven Tech LLC	Delaware	100%
OG Collection LLC	Delaware	100%
VMENA LLC	Delaware	100%
Vocal For Brands, LLC	Delaware	100%
Vocal Ventures LLC	Delaware	100%
What to Buy, LLC	Delaware	100%

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

Leases

In February 2016, the FASB issued ASU 2016-02 “Leases” (Topic 842) which amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity’s leasing activities. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as ASC 842. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements.

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and recognized a right of use (“ROU”) asset and liability in the condensed consolidated balance sheet in the amount of $ 289,167 related to the operating lease for office and warehouse space. Results for the year ended December 31, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the legacy accounting guidance under ASC Topic 840, Leases.

As part of the adoption the Company elected the practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to:

1.	Not separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component.

2.	Not to apply the recognition requirements in ASC 842 to short-term leases.

3.	Not record a right of use asset or right of use liability for leases with an asset or liability balance that would be considered immaterial.

Long-lived Assets Including Goodwill and Other Acquired Intangibles Assets

We evaluate the recoverability of property and equipment and acquired finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any significant impairment charges during the years presented.

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. As of December 31, 2019, no impairment of goodwill has been identified.

Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. We routinely review the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If we change the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life.

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

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605), using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The impact of adopting the new revenue standard was not material to our consolidated financial statements and there was no adjustment to beginning retained earnings on January 1, 2018.

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, we satisfy a performance obligation.

Revenue disaggregated by revenue source for the years ended December 31, 2019 and 2018 consists of the following

	Year Ended December 31,
	2019	2018
Branded Content	$107,335	$60,485
Creator Subscriptions	31,997	-
Managed Services	283,332
Affiliate Sales	15,300	11,553
Other Revenue	15,042	8,860
	$453,006	$80,898

Branded Content

Revenues from branded content in 2019 increased 78% as compared to the previous year. Onboarding of additional brand clients as well as greater pricing strength contributed to a large part of the gain. The increased pricing strength was attributable to improved features and data analytics. Clients are increasing their spend on Vocal for Brands campaigns with the company’s improved marketing strategies. The continued development of Vocal’s technology translates into a higher value proposition for brands. Revenue recognized from these tactical improvements occurred in the fourth quarter and have created a foundation for scale, future platform improvements, and continued pricing strength.

Branded content revenue is recognized when the Company fulfills its obligation to create and publish branded articles for clients on the Vocal platform, promote said stories, and meet any required promotional milestones as per the contract with the client. The revenue is recognized over time as the services are performed, with any payments received in advance being deferred until they are earned.

Below are the significant components of a typical agreement pertaining to branded content revenue:

●	The Company typically collects fixed fees ranging from $5,000 to $45,000, depending on duration and scope of third-party marketing spend. The client pays 50% at contract signing and 50% upon campaign completion

●	The articles are created and published within three months of the signed agreement, or as previously negotiated with the client

●	The articles are promoted on Vocal as well as on third-party platforms, and engagement reports are provided to the client throughout the campaign.

Creator Subscriptions

Vocal+ is a premium subscription offering. The Company initially offered the subscription to a Founding Member beta group starting in May 2019, utilizing our first-party data from the 450,000+ ‘Vocal Free’ creators we had onboarded onto Vocal up until that point. During the beta period, we analyzed the behaviors and data of the Vocal+ Founding Members, refining the product and ultimately releasing it to the public in September 2019 alongside the Vocal 2.0 re-platform.

Vocal+ subscribers receive access to value-added features such as increased rate of CPM cost per mille (thousand) (“CPM”) monetization, a decreased minimum withdrawal threshold, a discount on platform processing fees, member badges for their profiles, participation in exclusive Challenges with monetary rewards, and early access to new Vocal features.

Subscription revenues stem from both monthly and annual subscriptions, which cost $9.99 per month and $99 per year, respectively, the latter of which is amortized over a twelve-month period. Any customer payments received are recognized over the subscription period, with any payments received in advance being deferred until they are earned.

The continued development of Vocal’s technology and targeting efficiencies translates into a decreasing cost of acquisition per creator, a scalable onboarding process, and an increasing rate of subscription signups.

Managed Services

Managed Services are provided by Seller’s Choice, and encompass a suite of digital marketing solutions for e-commerce brands. Services offered include listing and storefront optimization on e-commerce platforms like Amazon and Shopify, the setup and ongoing management of clients’ websites, search engine optimization, digital advertising, and other various tactics for sales growth and customer retention. Additionally, Seller’s Choice draws upon Vocal for Brand’s storytelling capabilities to provide Seller’s Choice additional value and maximize their success. The average Seller’s Choice client generates revenues of between $3,500-$5,000 per month.

Affiliate Sales

Affiliate sales represent the commission the Company receives when a purchase is made through affiliate links placed within content hosted on the Vocal platform. Affiliate revenue is earned on a “click through” basis, upon referring visitors, via said links, to an affiliate’s site and having them complete a specific outcome, most commonly a product purchase.

The Company maintains multiple affiliate relationships, with platforms such as Skimlinks, Amazon, and Tune, to form and maintain thousands of vendor relationships. Each vendor establishes their own commission percentage payout, which typically range from 5-15%. The revenue is recognized upon receipt of commission fees.

Deferred Revenue

Deferred revenue consists of billings and payments from clients in advance of revenue recognition. As of December 31, 2019 and 2018, the Company had deferred revenue of $50,691 and $9,005, respectively.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried when the Company uploads the articles and reaches the required number of views on the platform. We make estimates for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers. During the year ended December 31, 2019 the Company recorded $33,503 as reserve doubtful accounts. As of December 31, 2019 and 2018 the Company has an allowance for doubtful accounts of $33,503 and $0 respectively.

Stock-Based Compensation

The Company recognizes compensation expense for all equity–based payments granted in accordance with ASC 718 “Compensation – Stock Compensation”. Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the years ended December 31, 2019 and 2018 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at December 31, 2019 and 2018:

	December 31,
	2019	2018
Options	911,500	17,649,990
Warrants	742,221	110,859,062
Convertible notes - related party	5,438	2,889
Convertible notes	724,751	839,764
Totals	2,383,910	129,351,705

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are not required to provide the information required by this Item we are a “smaller reporting company,” as defined in Rule 229.10(f)(1).

Item 8. Financial Statements.

Jerrick Media Holdings, Inc.

 Financial Statements as of December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Jerrick Media Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Jerrick Media Holdings, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of comprehensive income (loss), changes in stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at December 3 1, 2019, and a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this unceflainty

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2018.

Somerset, New Jersey

March 30, 2020

Jerrick Media Holdings, Inc.

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
Assets

Current Assets
Cash	$11,637	$-
Prepaid expenses	4,127	-
Accounts receivable	50,849	6,500
Note receivable – related party	11,450	-
Current portion of operating lease right of use asset	105,763	-
Total Current Assets	183,826	6,500

Property and equipment, net	42,363	42,443

Intangible assets	1,087,278	-

Goodwill	1,035,795	-

Deferred offering costs	-	143,146

Security deposit	16,836	16,836

Operating lease right of use asset	205,948	-

Total Assets	$2,572,046	$208,925

Liabilities and Stockholders’ Deficit

Current Liabilities
Cash overdraft	$-	$33,573
Accounts payable and accrued liabilities	1,763,222	1,246,207
Demand loan	225,000	-
Convertible Notes - related party, net of debt discount	20,387	-
Convertible Notes, net of debt discount and issuance costs	2,896,425	-
Current portion of operating lease payable	105,763	-
Note payable - related party, net of debt discount	5,129,342	1,223,073
Note payable, net of debt discount and issuance costs	660,000	49,926
Unrecognized tax benefit	68,000	-
Deferred revenue	50,691	9,005
Warrant liability	10,000	-
Deferred rent	-	7,800

Total Current Liabilities	10,928,830	2,569,584

Non-current Liabilities:
Operating lease payable	201,944	-
Deferred rent	-	6,150
Convertible Notes - related party, net of debt discount	-	314
Convertible Notes, net of debt discount and issuance costs	-	123,481

Total Non-current Liabilities	201,944	129,945

Total Liabilities	11,130,774	2,699,529

Commitments and contingencies

Stockholders’ Deficit
Common stock par value $0.001: 15,000,000 shares authorized; 9,178,937 issued and 9,019,087 outstanding as of December 31, 2019 and 6,475,340 issued and 6,447,673 outstanding as of December 31, 2018	9,179	6,475
Additional paid in capital	36,385,699	34,100,327
Accumulated deficit	(44,580,437)	(36,545,065)
Accumulated other comprehensive income	(5,995)	-
Less: Treasury stock, 159,850 and 27,667 shares, respectively	(367,174)	(52,341)
	(8,558,728)	(2,490,604)

Total Liabilities and Stockholders’ Deficit	$2,572,046	$208,925

The accompanying notes are an integral part of these consolidated financial statements.

Jerrick Media Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	For the Year Ended December 31,
	2019	2018

Net revenue	$453,006	$80,898

Gross margin	453,006	80,898

Operating expenses
Compensation	2,204,265	2,378,664
Consulting fees	1,624,786	1,086,557
Research and development	1,131,180	636,180
General and administrative	2,709,753	1,665,752

Total operating expenses	7,669,984	5,767,153

Loss from operations	(7,216,978)	(5,686,255)

Other expenses
Other income	292,387	-
Interest expense	(612,830)	(923,008)
Accretion of debt discount and issuance cost	(348,665)	(2,090,286)
Settlement of vendor liabilities	13,574	122,886
Loss on extinguishment of debt	(162,860)	(3,453,137)
Gain (loss) on settlement of debt	-	16,258

Other expenses, net	(818,394)	(6,327,287)

Loss before income tax provision	(8,035,372)	(12,013,542)

Income tax provision	-	-

Net loss	(8,035,372)	(12,013,542)

Deemed dividend	-	174,232
Inducement expense	-	2,016,634

Net loss attributable to common shareholders	(8,035,372)	(14,204,408)

Other comprehensive income

Currency translation loss	(5,995)	-

Comprehensive loss	$(8,041,367)	$(14,204,408)

Per-share data
Basic and diluted loss per share	$(0.98)	$(4.16)

Weighted average number of common shares outstanding	8,223,410	3,418,491

The accompanying notes are an integral part of these consolidated financial statements.

Jerrick Media Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2019 and 2018

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2017	31,581	31	8,063	$8	1,976,034	$1,976	(27,667)	$(19,007)	$14,424,831	$(21,775,107)	$-	$(7,367,307)

Common stock issued to settle vendor liabilities	-	-	-	-	938	1	-	-	3,374	-	-	3,375

Stock based compensation	-	-	-	-	81,849	81	-	-	547,224	-	-	547,305

Issuance of common stock and warrants in exchange for Series A and accrued dividend	(31,581)	(31)	-	-	1,112,488	1,112	-	-	2,199,011	-	-	2,200,092

Issuance of common stock and warrants in exchange for series B and accrued dividend	-	-	(8,063)	(8)	230,842	231	-	-	468,953	-	-	469,176

Cash received for common stock and warrants	-	-	-	-	557,492	557	-	-	2,786,905	-	-	2,787,462

Common stock and warrants issued upon conversion of notes payable	-	-	-	-	2,256,448	2,256	-	-	11,938,507	-	-	11,940,763

Stock issuance cost	-	-	-	-	210,000	210	-	-	(161,613)	-	-	(161,403)

Stock warrants issued with note payable	-	-	-	-	-	-	-	-	1,660,986	-	-	1,660,986

Issuance of common stock for prepaid services	-	-	-	-	30,500	31	-	-	116,269	-	-	116,300

Common stock issued with note payable	-	-	-	-	18,750	19	-	-	77,468	-	-	77,487

BCF issued with note payable	-	-	-	-	-	-	-	-	38,413	-	-	38,413

Purchase of treasury stock	-	-	-	-	-	-	-	(33,334)	-	-	-	(33,334)

Inducement expense	-	-	-	-	-	-	-	-	-	(2,016,635)	-	(2,016,635)

Dividends	-	-	-	-	-	-	-	-	-	(739,782)	-	(739,782)

Net loss for the year ended December 31, 2018	-	-	-	-	-	-	-	-	-	(12,013,542)	-	(12,013,542)

Balance, December 31, 2018	-	-	-	-	6,475,340	6,475	(27,667)	(52,341)	34,100,327	(36,545,065)	-	(2,490,604)

Stock based compensation	-	-	-	-	125,227	126	-	-	436,980	-	-	437,106

Cash received for common stock and warrants	-	-	-	-	129,966	130	-	-	649,699	-	-	649,829

Tender offering	-	-	-	-	2,100,173	2,100	-	-	(2,100)	-	-	-

Stock issuance cost	-	-	-	-	-	-	-	-	(178,146)	-	-	(178,146)

Stock warrants issued with note payable	-	-	-	-	-	-	-	-	427,692	-	-	427,692

Purchase of treasury stock and warrants	-	-	-	-	-	-	(132,183)	(314,833)	(271,658)	-	-	(586,491)

Shares issued for acquisition	-	-	-	-	333,334	333	-	-	1,166,336	-	-	1,166,669

BCF issued with note payable	-	-	-	-	-	-	-	-	4,444	-	-	4,444

Shares issued to settle vendor payable	-	-	-	-	14,897	15	-	-	52,125	-	-	52,140

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	(5,995)	(5,995)

Net loss for the year ended December 31, 2019	-	-	-	-	-	-	-	-	-	(8,035,372)	-	(8,035,372)

Balance, December 31, 2019	-	$-	-	$-	9,178,937	$9,179	(159,850)	$(367,174)	$36,385,699	$(44,580,437)	$(5,995)	$(8,558,728)

See accompanying notes to the consolidated financial statements

Jerrick Media Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,035,372)	$(12,013,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,492	42,218
Accretion of debt discount and issuance cost	348,665	2,090,286
Share-based compensation	437,106	346,954
Bad debt expense	33,503	-
Gain (loss) on settlement of vendor liabilities	(13,574)	(122,886)
Gain (loss) on settlement of debt	-	(16,257)
Gain on extinguishment of debt	162,860	3,610,049
Amortization of ROU Asset	60,764	-
Changes in operating assets and liabilities:
Operating Lease liability	(56,240)
Prepaid expenses	(3,458)	40,680
Accounts receivable	(54,174)	(5,175)
Security deposit	-	164
Deferred revenue	41,686	9,005
Accounts payable and accrued expenses	985,716	1,039,690
Unrecognized tax benefit	68,000	-
Warrant liability	10,000
Deferred rent	-	6,000
Net Cash Used In Operating Activities	(5,957,027)	(4,972,814)

CASH FLOWS FROM INVESTING ACTIVITIES:

Issuance of note receivable	(11,450)	-
Cash paid for property and equipment	(27,887)	(27,605)
Cash consideration for acquisition	(340,000)	-
Net cash received in business combination	16,049	-
Net Cash Used In Investing Activities	(363,288)	(27,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(33,573)	33,573
Net proceeds from issuance of notes	-	791,833
Repayment of notes	(50,000)	(264,939)
Proceeds from issuance of demand loan	250,000	50,000
Repayment of demand Loan	(25,000)	-
Proceeds from issuance of convertible note	2,472,525	1,525,154
Repayment of convertible notes	-	(226,250)
Proceeds from issuance of convertible notes - related party	-	299,852
Proceeds from issuance of note payable - related party	4,186,500	465,000
Repayment of note payable - related party	(501,500)	(205,000)
Proceeds from issuance of common stock and warrants	684,829	2,787,462
Repayment of line of credit	-	(44,996)
Cash paid to preferred holder	-	(87,111)
Cash paid for debt issuance costs	-	(166,761)
Cash paid for stock issuance costs	(35,000)	(35,115)
Purchase of treasury stock and warrants	(575,834)	(33,334)
Net Cash Provided By Financing Activities	6,337,947	4,889,368

Effect of exchange rate changes on cash	(5,995)	-

Net Change in Cash	11,637	(111,051)

Cash - Beginning of Year	-	111,051

Cash - End of Year	$11,637	$-

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$55,987	$64,892

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of vendor liabilities	$32,500	$123,750
Deferred offering costs	$143,146	$143,146
Beneficial conversion feature on convertible notes	$4,444	$38,413
Accrued dividends	$-	$174,232
Warrants issued with debt	$427,692	$1,133,820
Issuance of common stock for prepaid services	$-	$116,300
Operating Lease liability	$349,997	$-
Conversion of note payable and interest into convertible notes	$-	$341,442
Warrants with amendment to notes payable	$-	$135,596
Issuance of common stock and warrants in exchange for Series A and accrued dividend	$-	$2,200,123
Issuance of common stock and warrants in exchange for series B and accrued dividend	$-	$469,184
Common stock and warrants issued upon conversion of notes payable	$-	$11,940,763
Promissory Note issued for acquisition	$660,000	$-
Shares issued for acquisition	$1,166,669	$-
Conversion of note payable - related party and interest into convertible notes - related party	$4,119	$-
Conversion of accounts payable and interest into convertible notes	$318,678	$-
Conversion of interest into note payable - related party	$128,992	$-
Leasehold improvements reclassified to right-of-use asset	$22,478	$-

The accompanying notes are an integral part of these consolidated financial statements.

Jerrick Media Holdings, Inc.

December 31, 2019 and 2018

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(iv)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk-free rate(s) to value share options and similar instruments.

(v)	Operating lease Estimates and assumptions: These assets and liabilities are recognized based on the present value of future payments over the lease term at the commencement date. We estimate the incremental borrowing rate for each lease based on an evaluation of our credit ratings and the prevailing market rates for collateralized debt in a similar economic environment with similar payment terms and maturity dates commensurate with the terms of the lease.

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

Principles of consolidation

The Company consolidates all majority-owned subsidiaries, if any, in which the parent’s power to control exists.

As of December 31, 2019, the Company’s consolidated subsidiaries and/or entities are as follows:

Name of combined affiliate	State or other jurisdiction of incorporation or organization	Company Ownership Interest

Jerrick Ventures LLC	Delaware	100%
Abacus Tech Pty Ltd	Australia	100%
Seller’s Choice, LLC	New Jersey	100%
Jerrick Global, LLC	Delaware	100%
Jerrick Investment Advisors LLC	Delaware	100%
Jerrick Partners LLC	Delaware	100%
Maven Tech LLC	Delaware	100%
OG Collection LLC	Delaware	100%
VMENA LLC	Delaware	100%
Vocal For Brands, LLC	Delaware	100%
Vocal Ventures LLC	Delaware	100%
What to Buy, LLC	Delaware	100%

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued liabilities. Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

Long-lived Assets Including Goodwill and Other Acquired Intangibles Assets

We evaluate the recoverability of property and equipment and acquired finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any significant impairment charges during the years presented.

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. As of December 31, 2019, no impairment of goodwill has been identified.

Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. We routinely review the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If we change the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life.

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

Foreign Currency

Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at our Consolidated Balance Sheet dates. Results of operations and cash flows are translated using the average exchange rates throughout the periods. The effect of exchange rate fluctuations on the translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income. Gains and losses from foreign currency transactions, which are included in SG&A, have not been significant in any period presented.

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605), using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The impact of adopting the new revenue standard was not material to our consolidated financial statements and there was no adjustment to beginning retained earnings on January 1, 2018.

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, we satisfy a performance obligation.

Revenue disaggregated by revenue source for the years ended December 31, 2019 and 2018 consists of the following:

	Year Ended December 31,
	2019	2018
Branded content	$107,115	$60,485
Managed Services	283,332	-
Creator Subscriptions	31,997	-
Affiliate sales	15,300	11,553
Other revenue	15,042	8,860
	$453,006	$80,898

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

Managed Services

The Company provides Studio/Agency Service offerings to business-to-business (B2B) and business-to-consumer (B2C) product and service brands which encompasses a full range of digital marketing and e-commerce solutions. The Company’s services include the setup and ongoing management of clients’ websites, Amazon and Shopify storefronts and listings, social media pages, search engine marketing, and other various tools and sales channels utilized by e-commerce sellers for sales and growth optimization. Contracts are broken into three categories Partners, Monthly Services, and Projects. Contract amounts Partner and Monthly Services clients range from approximately $500-$7,500 per month while project amounts vary depending on the scope of work. Partner and Monthly clients are billed monthly for the work completed within that month. Partner Clients may or may not have an additional billing component referred to as Sales Performance Fee, which is a fee based upon a previously agreed upon percentage point of the client’s total sales for the month.

Deferred Revenue

Deferred revenue consists of billings and payments from clients in advance of revenue recognition. As of December 31, 2019 and 2018, the Company had deferred revenue of $50,691 and $9,005, respectively.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried when the Company uploads the articles and reaches the required number of views on the platform. We make estimates for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers. During the year ended December 31, 2019 the Company recorded $33,503 as reserve doubtful accounts. As of December 31, 2019 and 2018 the Company has an allowance for doubtful accounts of $33,503 and $0 respectively.

Stock-Based Compensation

The Company recognizes compensation expense for all equity–based payments granted in accordance with ASC 718 “Compensation – Stock Compensation”. Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

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

During the year ended December 31, 2019, we recognized a $292,383 benefit for research and development tax credits in other income on the Statements of Comprehensive Income (Loss). The tax credits were claimed on our previous Australian tax returns and were based upon a research and development costs paid to an Australian company. Unrecognized tax benefits associated with these tax credits total $68,000.

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the years ended December 31, 2019 and 2018 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at December 31, 2019 and 2018:

	December 31,
	2019	2018
Options	911,500	882,500
Warrants	742,221	5,542,954
Convertible notes - related party	5,438	2,889
Convertible notes	724,751	41,989
Totals	2,383,910	6,470,332

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). We do not believe the new guidance, which is effective for fiscal years beginning after December 15, 2019, will have a material impact on our consolidated financial statemen

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). We do not believe the new guidance, which is effective for fiscal years beginning after December 15, 2019, will have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements for fair value measurements. We do not believe the updated guidance, which is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, will have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance requires companies to apply the internal-use software guidance in Accounting Standards Codification (“ASC”) 350-40 to implementation costs incurred in a hosting arrangement that is a service contract to determine whether to capitalize certain implementation costs or expense them as incurred. We do not believe the new guidance, which is effective for fiscal years beginning after December 15, 2019, will have a material impact on our consolidated financial statements.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2019, a net loss of $8.0 million and net cash used in operating activities of $5.9 million for the reporting period then ended. The company is also in default on debentures as of the date of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Note 4 – Acquisition of Seller’s Choice

On September 11, 2019, the Company entered into a Membership Interest Purchase Agreement (the “Seller’s Choice Purchase Agreement”) by and between the Company and Home Revolution, LLC, a Delaware limited liability company (the “Seller”). Pursuant to the Seller’s Choice Purchase Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Seller’s Choice Purchase Agreement (the “Seller’s Choice Closing”), the Company acquired 100% of the membership interests of Seller’s Choice. As a result of the transactions contemplated by the Seller’s Choice Purchase Agreement, Seller’s Choice became a wholly owned subsidiary of the Company (collectively, the “Seller’s Choice Acquisition”).

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

Following the closing of the merger transaction the Company’s investment in Seller’s Choice consisted of the following:

	Shares	Amount
Consideration paid prior to Closing:
Cash paid		$40,000
Total consideration paid	-	$40,000
Consideration paid at Closing:
Cash paid		$300,000
Common stock issued at closing (1)	333,334	$1,166,669
Note payable due March 11, 2020		660,000
Total consideration to be paid		$2,126,669

Total consideration		$2,166,669

(1)	The common stock issued at the closing of the Seller’s Choice Acquisition had a closing price of $3.50 per share on the date of the transaction.

The following presents the unaudited pro-forma combined results of operations of the Company with Seller’s Choice as if the entities were combined on January 1, 2018.

Year Ended
December 31, 2018
Revenues, net	$705,537
Net loss attributable to common shareholders	$(14,250,859)
Net loss per share	$(3.80)
Weighted average number of shares outstanding	3,751,825

Year Ended
December 31, 2019
Revenues, net	$1,121,521
Net loss attributable to common shareholders	$(8,176,763)
Net loss per share	$(0.97)
Weighted average number of shares outstanding	8,455,095

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

Note 5 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	December 31, 2019	December 31, 2018
Computer Equipment	$239,940	$223,574
Furniture and Fixtures	86,888	61,803
Leasehold Improvements	-	25,446
	326,828	310,823
Less: Accumulated Depreciation	(284,465)	(268,380)
	$42,363	$42,443

During the year ended December 31, 2019 the Company reclassified leasehold improvements to right of use asset in accordance with the adoption of ASU 2016-02. See Note 10.

Depreciation expense was $19,053 and $42,218 for the year ended December 31, 2019 and 2018, respectively.

Note 6 – Notes Payable

Notes payable as of December 31, 2019 and 2018 is as follows:

	Outstanding Principal as of				Warrants granted
	December 31, 2019	December 31, 2018	Interest Rate	Maturity Date	Quantity	Exercise Price
July 2018 Loan Agreement	-	50,000	6%	August 2018	15,000	-
Seller’s Choice Note	660,000	-	9.5%	September 2020	-	-
	660,000	50,000
Less: Debt Discount	-	-
Less: Debt Issuance Costs	-	(74)
	$660,000	$49,926

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

The February 2017 Offering Notes are convertible into shares of the Company’s common stock at the time of Company’s next round of financing (the “Subsequent Offering”) at a price equal to eighty-five percent (85%) of the price per share offered in the Subsequent Offering (the “Conversion Price”). The February 2017 Offering Warrants have a five-year term. Investors received the February 2017 Offering Warrants in the following amounts: (i) Investors purchasing $150,000 or more of the Offering received a February 2017 Offering Warrant equal to one hundred thirty percent (130%) of the dollar amount invested in the Offering; (ii) investors purchasing at least $100,000 but less than $150,000 of the February 2017 Offering received a February 2017 Offering Warrant equal to one hundred percent (100%) of the dollar amount invested in the Offering; and (iii) investors purchasing less than $100,000 of the Offering received to a February 2017 Offering Warrant equal to seventy percent (70%) of the dollar amount invested in the Offering. The February 2017 Offering Warrants entitle the holder to purchase shares of the Company’s common stock at $4.00 per share (the “Exercise Price”).

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

Pursuant to the Subscription Agreements, the February 2017 Offering Notes matured on September 1, 2017 (the “February 2017 Offering Maturity Date”). Prior to the February 2017 Offering Maturity Date, investors representing $575,511 in principal value converted their February 2017 Offering Notes into two year, 15% secured convertible promissory notes offered by the Company (the “August 2017 Convertible Note Offering”). The remaining investors representing an aggregate $400,000 in principal of the February 2017 Offering Notes agreed to forbear their right to declare an event of default until December 15, 2017 during which time they retain the right to convert their principal and any accrued but unpaid interest into the August 2017 Convertible Note Offering. In consideration of the forbearance for which the investors will receive a warrant to purchase up to fifteen percent (15%) of the shares of common stock underlying the warrant acquired with the purchase of the February 2017 Offering Notes at a purchase price of $4.00 per share, and the interest on their note would be increased to eighteen percent (18%) from September 1, 2017 through December 15, 2017 or the conversion date, whichever is sooner.

During the year ended December 31, 2018, the Company entered into three forbearance agreement whereby the Company issued the remaining investors of The February 2017 Offering five-year warrants to purchase 25,000 shares of the Company’s common stock at a purchase price of $4.00 per share. These warrants had a fair value of $70,219 which was recorded to loss on extinguishment of debt. The new maturity date of the February 2017 Loan Agreements were from July to September of 2018.

During the year ended December 31, 2018 the Company has repaid $131,606 of principal and $45,931 of unpaid interest. In addition, during the year ended December 31, 2018, the Company converted $268,394 of principal and $21,620 of unpaid interest into 72,243 shares of common stock. Upon conversion of the notes, the Company also issued 36,122 warrants with a grant date fair value of $104,124 which is recorded in Other income (expense) on the accompanying consolidated Statements of Comprehensive Loss.

The June 2017 Loan Agreement

On June 12, 2017, the Company entered into a loan agreement (the “June 2017 Loan Agreement”) with an individual (the “June 2017 Lender”) whereby the June 2017 Lender issued the Company a promissory note of $50,000 (the “June 2017 Note”). Pursuant to the June 2017 Loan Agreement, the June 2017 Note bears interest at a rate of 10% per annum. As additional consideration for entering in the June 2017 Loan Agreement, the Company issued the June 2017 Lender a five-year warrant to purchase 1,750 shares of the Company’s common stock with an exercise price of $4.00 per share. The maturity date of the June 2017 Note was September 1, 2017 (the “June 2017 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the June 2017 Note were due.

During the year ended December 31, 2018 the Company repaid $50,000 principal and the debtor forgave the interest of $4,424, which was recorded as a gain on forgiveness of debt on the accompanying consolidated Statements of Comprehensive Loss.

The First November 2017 Loan Agreement

On November 28, 2017, the Company entered into a loan agreement (the “First November 2017 Loan Agreement”) with an individual (the “First November 2017 Lender”), the First November 2017 Lender issued the Company a promissory note of $100,000 (the “First November 2017 Note”). Pursuant to the First November 2017 Loan Agreement, the First November 2017 Note has interest of fifteen percent (15%), (i) five percent (5%) (i.e. $5,000) shall be payable in cash or convertible into shares of the Company’s restricted common stock at a rate of $4.00 per share, at the option of the Lender, at the Maturity Date; (ii) ten percent (10%) (i.e. $10,000) shall be paid in the form of the Company’s restricted common stock at a rate of $4.00 per share (equivalent to 2,500 shares of the Company’s common stock ). The maturity date of the First November 2017 Note was January 12, 2018 (the “First November 2017 Maturity Date”). On January 12, 2018, the First November 2017 Note and accrued but unpaid interest was converted into the Company’s August 2017 Convertible Note Offering.

The Second November 2017 Loan Agreement

On November 29, 2017, the Company entered into a loan agreement (the “Second November 2017 Loan Agreement”) with an individual (the “Second November 2017 Lender”), the Second November 2017 Lender issued the Company a promissory note of $50,000 (the “Second November 2017 Note”). Pursuant to the Second November 2017 Loan Agreement, the Second November 2017 Note has interest of fifteen percent (15%), (i) five percent (5%) (i.e. $2,500) shall be payable in cash or convertible into shares of the Company’s restricted common stock at a rate of $4.00 per share, at the option of the Lender, at the Maturity Date; (ii) ten percent (10%) (i.e. $5,000) shall be paid in the form of the Company’s restricted common stock at a rate of $4.00 per share (equivalent to 1,250 shares of the Company’s common stock ). The maturity date of the Second November 2017 Note was January 13, 2018 (the “Second November 2017 Maturity Date”). On January 12, 2018, the Second November 2017 Note and accrued but unpaid interest was converted into the Company’s August 2017 Convertible Note Offering.

The Third November 2017 Loan Agreement

On November 29, 2017, the Company entered into a loan agreement (the “Third November 2017 Loan Agreement”) with an individual (the “Third November 2017 Lender”), the Third November 2017 Lender issued the Company a promissory note of $100,000 (the “Third November 2017 Note”). Pursuant to the Third November 2017 Loan Agreement, the Third November 2017 Note has interest of fifteen percent (15%), (i) five percent (5%) (i.e. $5,000) shall be payable in cash or convertible into shares of the Company’s restricted common stock at a rate of $4.00 per share, at the option of the Lender, at the Maturity Date; (ii) ten percent (10%) (i.e. $10,000) shall be paid in the form of the Company’s restricted common stock at a rate of $4.00 per share (equivalent to 2,500 shares of the Company’s common stock). The maturity date of the Third November 2017 Note was January 13, 2018 (the “Third November 2017 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Third November 2017 Note are due. On January 12, 2018, the Third November 2017 Note and accrued but unpaid interest was converted into the Company’s August 2017 Convertible Note Offering.

On March 14, 2018, the Company entered into a loan agreement (the “March 2018 Loan Agreement”) with an individual (the “March 2018 Lender”), the March 2018 Lender issued the Company a promissory note of $50,000 (the “March 2018 Note”). Pursuant to the March 2018 Loan Agreement, the March 2018 Note bears interest at a rate of 12% per annum. As additional consideration for entering in the March 2018 Loan Agreement, the Company issued the March 2018 Lender a five-year warrant to purchase 5,000 shares of the Company’s common stock with an exercise price of $4.00 per share. The maturity date of the March 2018 Note was March 29, 2018 (the “March 2018 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the March 2018 Note were due. On March 29, 2018, the March 2018 Note and accrued but unpaid interest was exchanged for a convertible note under the Company’s March 2018 Convertible Note Offering.

The May 2018 Offering

During the months of May and June 2018, the Company conducted multiple closings with accredited investors (the “May 2018 Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “May 2018 Investors”) for aggregate gross proceeds of $608,500.

The May 2018 Offering consisted of a maximum of $1,200,000 of units of the Company’s securities (each, a “May 2018 Unit” and collectively, the “May 2018 Units”), with each May 2018 Unit consisting of (i) a 13% promissory note (each, a “May 2018 Offering Note” and, together, the “May 2018 Offering Notes”), and (ii) a four-year warrant (“May 2018 Offering Warrant”) to purchase the number of shares of the Company’s common stock equal to three times the principal amount in dollars invested by such investor in each May 2018 Offering Note (the “May 2018 Warrant Shares”) at an exercise price of $4.00 per share (the “May Offering Warrant Exercise Price”), subject to adjustment upon the terms thereof. The May 2018 Offering Notes mature on the nine-month anniversary of their issuance dates.

The Company recorded a $215,032 debt discount relating to 91,275 May 2018 Offering Warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost. During August 2018, the Company converted all outstanding principal unpaid interest into the August 2018 equity raise.

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

July 2018 Loan Agreements

In July 2018, the Company received gross proceeds of $100,000 from the issuance of notes payable. As additional consideration for entering into the debentures, the Company issued the investor a 4-year warrant to purchase 15,000 shares of the Company’s common stock at a purchase price of $4.00 per share. The Company recorded a $34,569 debt discount relating to these warrants issued to these investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of this note to accretion of debt discount and issuance cost.

On November 8, 2018 the Company executed upon agreements that extended the maturity dates of these loans to March 7, 2019. As part of the extension agreements, the Company issued 10,203 warrants to purchase common stock of the Company at an exercise price of $6.00.

During the year ended December 31, 2019 the Company has repaid $50,000 of principal and $1,700 of unpaid interest.

August 2018 Loan Agreements

On August 30, 2018, the Company received gross proceeds of $33,333 from the issuance of a note payable. As additional consideration for entering into the debenture, the Company issued the investor a 4-year warrant to purchase 1,667 shares of the Company’s common stock at a purchase price of $4.00 per share. The Company recorded a $4,178 debt discount relating to these warrants issued to this investor based on the relative fair value of each equity instrument on the dates of issuance. The debt discount was fully accreted during the nine months ended December 31, 2018. On September 7, 2018 the Company has repaid $33,333 in principal.

Seller’s Choice Note

On September 11, 2019, the Company entered into Seller’s Choice Purchase Agreement with Home Revolution LLC, (see Note 4). As a part of the consideration provided pursuant to the Seller’s Choice Acquisition, the Company issued the Seller’s Choice Note to the Seller in the principal amount of $660,000. The Seller’s Choice Note bears interest at a rate of 9.5% per annum, and is payable on March 11, 2020 (the “Seller’s Choice Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts become due. Upon maturity the Company utilized an automatic extension up to 6 months. This resulted in a 5% increase in the interest rate every month the Seller’s Choice Note is outstanding.

During the year ended December 31, 2019 the Company repaid $0 in principal and $16,198 in interest on the Seller’s Choice Note.

Note 7 – Convertible Note Payable

Convertible notes payable as of December 31, 2019 and 2018 is as follows:

	Outstanding Principal as of						Warrants granted
	December 31, 2019	December 31, 2018	Interest Rate	Conversion Price		Maturity Date	Quantity	Exercise Price
The February 2018 Convertible Note Offering	75,000	75,000	15%	4.00	(*)	January – February 2020	253,919	4.00
The March 2018 Convertible Note Offering	75,000	75,000	14%	4.00	(*)	March – April 2020	240,342	4.00
The February 2019 Convertible Note Offering	2,311,703	-	10%	5.00	(*)	February – March 2020	133,190	6.00
The November 2019 Convertible Note Offering	559,433	-	12%	4.50		May – June 2020	-	-
	3,021,136	150,000
Less: Debt Discount	(124,096)	(17,280)
Less: Debt Issuance Costs	(614)	(9,239)
	2,896,425	123,481
Less: Current Debt	(2,896,425)	-
Total Long-Term Debt	$-	$123,481

(*)	As subject to adjustment as further outlined in the notes

The November 2016 Convertible Note Offering

During the months of November and December 2016, the Company issued convertible notes to third party lenders totaling $400,000 (the “November 2016 Convertible Note Offering”). These notes accrued interest at a rate of 10% per annum and matured with interest and principal both due between November 1, 2017 through December 29, 2017. The notes and accrued interest are convertible at a conversion price as defined therein. In addition, in connection with these notes the Company issued five-year warrants to purchase an aggregate of 20,000 shares of Company common stock at a purchase price of $6.00 per share. These investors converted $375,000 of principal and $30,719 of interest into the August 2017 Convertible Note Offering.

During the year December 2018, the Company converted $25,000 of principal and $4,417 of unpaid interest into the August 2018 Equity Raise (as defined below).

The June 2017 Convertible Note Offering

During the month of June 2017 the Company issued convertible notes to third party lenders totaling $71,500. These notes accrued interest at 12% per annum and matured with interest and principal both due on September 1, 2017. These notes and accrued interest may be converted into a subsequent offering at a 15% discount to the offering price are convertible at a conversion price as defined therein. In addition, the Company issued warrants to purchase 3,378 shares of Company common stock. These warrants entitle the holders to purchase the Company’s common stock at a purchase price of $4.00 per share for a period of five years from the issue date. As of December 31, 2017, the Company was currently in default on $71,500 in principal due on these notes. On February 8, 2018, the Company paid these notes and is no longer in default.

The August 2017 Convertible Note Offering

From August through November of 2017, the Company conducted multiple closings of a private placement offering to accredited investors (the “August 2017 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “August 2017 Investors”) for aggregate gross proceeds of $1,585,000. In addition, $1,217,177 of the Company’s short-term debt along with accrued but unpaid interest of $40,146 was converted into the August 2017 Convertible Note Offering. These conversions resulted in the issuance of 339,571 warrants with a fair value of $583,681 and an original issue discount of $101,561. These were recorded as a loss on extinguishment of debt.

The August 2017 Convertible Note Offering consisted of a maximum of $6,000,000 of units of the Company’s securities (each, a “August 2017 Unit” and collectively, the “August 2017 Units”), with each August 2017 Unit consisting of (a) a 15% Convertible Secured Promissory Note (each a “August 2017 Offering Note”, and together the “August 2017 Offering Notes”), convertible into shares of the Company’s common stock (“August 2017 Offering Conversion Shares”) at a conversion price of $4.00 per share (the “August 2017 Note Conversion Price”), and (b) a five-year warrant (each a “August 2017 Offering Warrant and together the “August 2017 Offering Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the August 2017 Offering Notes can be converted into (“August 2017 Offering Warrant Shares”) at an exercise price of $4.00 per share (“August 2017 Offering Warrant Exercise Price”). The August 2017 Offering Notes mature on the second (2nd) anniversary of their issuance dates.

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

The Company recorded a $472,675 debt discount relating to 396,250 August 2017 Offering Warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

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

The First December 2017 Note

On December 27, 2017, the Company issued a convertible note to a third-party lender totaling $100,000 (the “First December 2017 Note”). The First December 2017 Note accrues interest at 15% per annum and matures with interest and principal both due on December 27, 2019. In addition, the Company issued a warrant to purchase 25,000 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $4.00 per share for a period of five years from the issue date. The Company recorded a $35,525 debt discount relating to the warrants issued to the investor based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note The First December 2017 Note and accrued interest is convertible at a conversion price of $4.00 per share, subject to adjustment. The First December 2017 Note is secured by a second priority lien on the assets of the Company.

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

During the year ended December 31, 2019 the company repaid $19,758 in interest.

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

As of the date of this filing, certain notes in this offering with maturity dates prior to March 20, 2020 have not been repaid, but the Company is in negotiations with the holders about an extension agreement.

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

During the year ended December 31, 2019 the Company repaid $12,000 in principal and $600 in interest and the loan is no longer outstanding.

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

During the year ended December 31, 2019 the Company repaid $12,000 in principal and $600 in interest and the loan is no longer outstanding.

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

During the year ended December 31, 2019 the Company repaid $15,000 in principal and $750 in interest and the loan is no longer outstanding.

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

During the year ended December 31, 2019 the Company repaid $12,500 in principal and $1,250 in interest and the loan is no longer outstanding.

The November 2019 Convertible Note Offering

During the year ended December 31, 2019, the Company conducted an offering to accredited investors (the “November 2019 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “November 2019 Investors”) for aggregate gross proceeds of $479,500. In addition, the Company converted $318,678 in Accounts Payable into this offering.

The November 2019 Convertible Note Offering consisted of (a) a 10% Convertible Promissory Note (each a “November 2019 Note” and together, the “November 2019 Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at a fixed conversion price equal to $4.50 per share.

The November 2019 Notes mature six months after the anniversary of their issuance dates. At any time on or after the Maturity Date, at the election of the Offering’s Purchaser, this Note may convert into Common Stock equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest of this Note on the date of such conversion by $4.50.

The Company recorded a $84,377 debt discount relating to an original issue discount equal to $79,933 and a beneficial conversion feature of $4,444. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

Note 8 – Related Party

Note receivable

October 2019 Cacher Loan Agreement

On October 28, 2019, the Company entered into a loan agreement with Cacher Studios LLC (the “October 2019 Cacher Loan Agreement”) whereby Cacher Studios issued the Company a promissory note in the principal amount of $11,450 (the “October 2019 Cacher Note”). The October 2019 Cacher Note has a maturity date of October 28, 2020. Repayment is due from Cacher Studios LLC’s revenues, with 100% of net revenues due to the Company until $2,500 in principal has been repaid, and 50% of net revenues due to the Company thereafter. Cacher Studios LLC is owned and operated by Alexandra Frommer, daughter of Jeremy Frommer, the Company’s CEO.

Convertible notes

Convertible notes payable – related party as of December 31, 2019 and 2018 is as follows:

	Outstanding Principal as of				Warrants granted
	December 31, 2019	December 31, 2018	Interest Rate	Maturity Date	Quantity	Exercise Price
The March 2018 Convertible Note Offering	400	400	14%	April 2020	59,850	4.00
The February 2019 Convertible Note Offering	20,000	-	10%	May 2020	1,320	6.00
	20,400	400
Less: Debt Discount	(13)	(72)
Less: Debt Issuance Costs	-	-
	20,387	328
Less: Current Debt	(20,387)	-
Total Long-Term Debt	$-	$328

The August 2017 Convertible Note Offering

During the year ended December 31, 2017, the Company conducted multiple closings of a private placement offering to accredited investors (the “The August 2017 Convertible Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “August 2017 Investors”) for aggregate gross proceeds of $505,000. In addition, $645,000 of the Company’s short-term debt along with accrued but unpaid interest of $206,026 was converted into the August 2017 Convertible Offering. These conversions resulted in the issuance of 227,756 warrants with a fair value of $440,157 and the increase of principal of $60,000. These resulted in a loss on extinguishment of debt of $500,157.

The Company offered, through a placement agent, $6,000,000 of units of its securities (each, an “August 2017 Unit” and collectively, the “August 2017 Units”), with each August 2017 Unit consisting of (a) a 15% Convertible Secured Promissory Note (each a “August 2017 Note” and together the “August 2017 Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at a conversion price of $4.00 per share (the “Conversion Price”), and (b) a five-year warrant (each a “Warrant and together the “Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the Notes can be converted into (“Warrant Shares”) at an exercise price of $4.00 per share (“Exercise Price”). The August 2017 Notes mature on the second (2nd) anniversary of their issuance dates.

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

The Company recorded a $160,700 debt discount relating to 126,250 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost.

During the year ended December 31, 2018, the Company converted $1,416,026 of principal and $202,362 of unpaid interest pursuant to the August 2018 Equity Raise (as defined below).

The Second December 2017 Note

On December 21, 2017, the Company issued a convertible note to a third-party lender totaling $100,000 (the “Second December 2017 Note”). The Second December 2017 Note accrues interest at 15% per annum and matures with interest and principal both due on December 27, 2019. In addition, the Company issued a warrant to purchase 25,000 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $4.00 per share for a period of five years from the issue date. The Company recorded a $36,722 debt discount relating to the warrants issued to the investor based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note The Second December 2017 Note and accrued interest is convertible at a conversion price of $4.00 per share, subject to adjustment. The Second December 2017 Note is secured as a second priority lien on the assets of the Company.

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

The February 2018 Convertible Note Offering consisted of a maximum of $750,000 of units of the Company’s securities (each, a “February 2018 Unit” and collectively, the “February 2018 Units”), with each February 2018 Unit consisting of (a) a 15% Convertible Secured Promissory Note (each a “February 2018 Note” and together the “February 2018 Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at a conversion price of $4.00 per share (the “Conversion Price”), and (b) a five-year warrant (each a “Warrant and together the “Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the February 2018 Notes can be converted into (“Warrant Shares”) at an exercise price of $4.00 per share (“Exercise Price”). The February 2018 Notes mature on the second (2nd) anniversary of their issuance dates. The February 2018 Notes are secured by a second priority security interest in the Company’s assets up to $1,000,000.

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

The Company recorded a $11,054 debt discount relating to 6,250 warrants issued to Investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

In connection with the Offering, the Company retained Network 1 Financial Securities, Inc. (the “Placement Agent”), to carry out the Offering on a “best-efforts” basis. For services in its capacity as Placement Agent, the Company has paid the Placement Agent a cash fee of $3,250 and issued to the Placement Agent shares of the Company’s common stock equal to ten percent (10%) of the Conversion Shares underlying the Notes or 625 shares that had a fair value of $2,606, which was recorded as issuance cost and is being accreted over the life of these notes to accretion of debt discount and issuance cost.

During the year ended December 31, 2018, the Company converted $25,000 of principal and $2,219 of unpaid interest pursuant to the August 2018 Equity Raise (as defined below).

The Second February 2018 Note

On February 8, 2018, the Company issued a convertible note to a third-party lender totaling $40,750 (the “Second February 2018 Note”). The Second February 2018 Note accrues interest at 18% per annum and matures with interest and principal both due on December 31, 2018. In addition, the Company issued a warrant to purchase 4,075 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $4.00 per share for a period of five years from the issue date. The Company recorded a $7,963 debt discount relating to the warrants issued to the investor based on the relative fair value of each equity instrument on the dates of issuance and an original issue discount of $5,298. The debt discount is being accreted over the life of the note The Second February 2018 Note and accrued interest is convertible at a conversion price of $4.00 per share, subject to adjustment. The Second February 2018 Note is secured as a second priority lien on the assets of the Company.

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

During the year ended December 31, 2019, $20,000 in principal was converted from a promissory note into this Offering.

Notes payable

Notes payable – related party as of December 31, 2019 and 2018 is as follows:

	Outstanding Principal as of				Warrants granted
	December 31, 2019	December 31, 2018	Interest Rate	Maturity Date	Quantity	Exercise Price
The May 2016 Rosen Loan Agreement	$-	$1,000,000	13%	November 26, 2017	50,000	$8.00
The June 2018 Frommer Loan Agreement	10,000	10,000	6%	August 17, 2018	1,500	4.00
The July 2018 Rosen Loan Agreement	-	56,695	6%	August 17, 2018	1,500	4.00
The July 2018 Schiller Loan Agreements	20,863	40,000	6%	August 17, 2018	7,500	4.00
The December 2018 Gravitas Loan Agreement	-	50,000	6%	January 22, 2019	2,500	6.00
The December 2018 Rosen Loan Agreement	-	75,000	6%	January 26, 2019	3,750	6.00
The January 2019 Rosen Loan Agreement	-	-	10%	February 15, 2019	15,000	6.00
The February 2019 Gravitas Loan Agreement	-	-	5%	February 28, 2019	375	6.00
The February 2019 Rosen Loan Agreement	-	-	10%	February 28, 2019	5,000	6.00
The June 2019 Loan Agreement	4,825,000	-	12.5%	December 3, 2019	-	-
The July 2019 Gravitas Loan Agreement	-	-	5%	September 1, 2019	1,000	6.00
The September 2019 Schiller Loan Agreement	-	-	4.5%	October 9, 2019	1,000	6.00
The September 2019 Tal Loan Agreement	-	-	5%	October 7, 2019	188	6.00
The December 2019 Gravitas Loan Agreement	300,000	-	6.7%	March 1, 2020	-	-
	5,155,863	1,231,695
Less: Debt Discount	-	(8,125)
Less: Debt Issuance Costs	(26,521)	-
	5,129,342	1,223,073
Less: Current Debt	(5,129,342)	(1,223,073)
	$-	$-

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

The September 2017 Rosen Loan Agreement

On September 8, 2017, the Company entered into a loan agreement (the “September 2017 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $224,000 (the “September 2017 Rosen Note”). The September 2017 Rosen Note is secured by an officer of the Company. As additional consideration for entering in the September 2017 Rosen Note Loan Agreement, the Company issued Rosen a five-year warrant to purchase 1,250 shares of the Company’s common stock at a purchase price of $4.00 per share. On November 13, 2017, in consideration for extending the September 2017 Rosen Note, Rosen was issued a warrant to purchase 5,000 shares of the Company’s common stock exercisable within five (5) years and with an exercise price of $4.00 per share.

On February 20, 2018, the Company entered into a forbearance agreement whereby the Company issued Rosen a five-year warrant to purchase 22,400 shares of the Company’s common stock at a purchase price of $4.00 per share. These warrants had a fair value of $65,378 which was recorded to Loss on extinguishment of debt. The new maturity date of the September 2017 Rosen Loan Agreement is September 8, 2018.

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

The January 2018 Rosen Loan Agreement

On January 16, 2018, the Company entered into a loan agreement (the “January 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $60,000 (the “January 2018 Rosen Note”). The January 2018 Rosen Note is secured by Jeremy Frommer, whereas upon default Mr. Frommer would owe his own personal default shares of the Company’s common stock to Rosen equal to the amount of principal outstanding divided by 4.00. Pursuant to the January 2018 Rosen Loan Agreement, the January 2018 Rosen Note bears interest at a rate of 6% per annum and was payable on the maturity date of January 31, 2018 (the “January 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the May 2016 Rosen Loan became due. During the year ended December 31, 2018, the Company repaid $60,000 in principal and $200 in interest and the loan is no longer outstanding.

The January 2018 Gordon Loan Agreement

On January 16, 2018, the Company entered into a loan agreement (the “January 2018 Gordon Loan Agreement”) with Mr. Christopher Gordon (“Gordon”), whereby the Company issued Gordon a promissory note in the principal amount of $40,000 (the “January 2018 Gordon Note”). The January 2018 Gordon Note is secured by Jeremy Frommer, whereas upon default Mr. Frommer would owe his own personal default shares of the Company’s common stock to Gordon equal to the amount of principal outstanding divided by 4.00. Pursuant to the January 2018 Gordon Loan Agreement, the January 2018 Gordon Note bears interest at a rate of 6% per annum and payable on the maturity date of January 31, 2018 (the “January 2018 Gordon Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the January 2018 Gordon Note became due. During the year ended December 31, 2018, the Company repaid $40,000 in principal and $105 in interest and the loan is no longer outstanding.

The First March 2018 Rosen Loan Agreement

On March 4, 2018, the Company entered into a loan agreement (the “First March 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $10,000 (the “First March 2018 Rosen Note”). As additional consideration for entering in the First March 2018 Rosen Note Loan Agreement, the Company issued Rosen a five-year warrant to purchase 500 shares of the Company’s common stock at a purchase price of $4.00 per share. Pursuant to the First March 2018 Rosen Loan Agreement, the First March 2018 Rosen Note bears interest at a rate of 12% per annum and is payable on the maturity date of March 19, 2018 (the “First March 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the First March 2018 Rosen Note was due. During the year ended December 31, 2018, the Company repaid $10,000 in principal and $260 in interest and the loan is no longer outstanding.

The Second March 2018 Rosen Loan Agreement

On March 9, 2018, the Company entered into a loan agreement (the “Second March 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $15,000 (the “Second March 2018 Rosen Note”). As additional consideration for entering in the Second March 2018 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 750 shares of the Company’s common stock at a purchase price of $4.00 per share. Pursuant to the Second March 2018 Rosen Loan Agreement, the Second March 2018 Rosen Note bears interest at a rate of 12% per annum and is payable on the maturity date of March 24, 2018 (the “Second March 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Second March 2018 Rosen Note was due. During the year ended December 31, 2018, the Company repaid $15,000 in principal and $365 in interest and the loan is no longer outstanding.

The Third March 2018 Rosen Loan Agreement

On March 13, 2018, the Company entered into a loan agreement (the “Third March 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $10,000 (the “Third March 2018 Rosen Note”). As additional consideration for entering in the Third March 2018 Rosen Loan Agreement, the Company issued Rosen a five-year warrant to purchase 500 shares of the Company’s common stock at a purchase price of $4.00 per share. Pursuant to the Third March 2018 Rosen Loan Agreement, the Third March 2018 Rosen Note bears interest at a rate of 12% per annum and is payable on the maturity date of March 28, 2018 (the “Third March 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Third March 2018 Rosen Note was due. During the year ended December 31, 2018, the Company repaid $10,000 in principal and $230 in interest and the loan is no longer outstanding.

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

The June 2018 Frommer Loan Agreement

On June 29, 2018, the Company entered into a loan agreement (the “June 2018 Frommer Loan Agreement”) with Jeremy Frommer, an officer of the Company, whereby the Company issued Frommer a promissory note in the principal amount of $10,000 (the “June 2018 Frommer Note”). As additional consideration for entering in the June 2018 Frommer Note Loan Agreement, the Company issued Frommer a four-year warrant to purchase 1,500 shares of the Company’s common stock at a purchase price of $4.00 per share. Pursuant to the June 2018 Frommer Loan Agreement, the June 2018 Frommer Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018 (the “June 2018 Frommer Maturity Date”). On November 8, 2018 the Company executed upon an agreement that extended the maturity date of the June 2018 Frommer Agreement to March 7, 2019. As part of the extension agreement, the Company issued Frommer an additional 2,043 warrants to purchase common stock of the Company at an exercise price of $6.00. These warrants had a fair value of $4,645 which was recorded to loss on extinguishment of debt. On February 18, 2019 the Company executed upon an agreement that further extended the maturity date of the June 2018 Frommer Agreement to March 7, 2019. As part of the extension agreement, the Company issued Frommer an additional 2,077 warrants to purchase common stock of the Company at an exercise price of $6.00. On March 29, 2019 the Company entered into an agreement with Mr. Frommer that further extended the maturity date of this loan to May 15, 2019. On June 29, 2019 the Company entered into an agreement with Mr. Frommer that further extended the maturity date of this loan to December 15, 2019. On December 15, 2019 the Company entered into an agreement with Mr. Frommer that further extended the maturity date to May 15, 2020.

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

During the year ended December 31, 2019 $15,000 in principal and $863 of unpaid interest was converted into the February 2019 Convertible Note Offering and the loan is no longer outstanding.

The Second July 2018 Schiller Loan Agreement

On July 17, 2018, the Company entered into a loan agreement (the “Second July 2018 Schiller Loan Agreement”) with Schiller, a member of the Board, whereby the Company issued Schiller a promissory note in the principal aggregate amount of $25,000 (the “Second July 2018 Schiller Note”). As additional consideration for entering in the Second July 2018 Schiller Loan Agreement, the Company issued Schiller a four-year warrant to purchase 3,750 shares of the Company’s common stock at a purchase price of $4.00 per share. Pursuant to the Second July 2018 Schiller Loan Agreement, the Second July 2018 Schiller Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018. Subsequent to the balance sheet date, on November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued Schiller warrants to purchase 5,095 shares of common stock of the Company at an exercise price of $6.00. On February 18, 2019 the Company executed upon an agreement that further extended the maturity date of the Second July 2018 Schiller Loan Agreement to March 7, 2019. As part of the extension agreement, the Company issued Schiller an additional 5,180 warrants to purchase common stock of the Company at an exercise price of $6.00. On March 29, 2019 the Company entered into an agreement with Mr. Schiller that further extended the maturity date of this loan to May 15, 2019. On December 15, 2019 the Company entered into an agreement that further extended the maturity date of this loan to May 15, 2020.

During the year ended December 31, 2019 $4,137 in principal was converted into the February 2019 Convertible Note Offering.

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

During the year ended December 31, 2019 the company repaid $10,000 of principal and $1,123 of unpaid interest and the loan is no longer outstanding.

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

During the year ended December 31, 2019 the company repaid $50,000 of principal and $2,900 of unpaid interest and the loan is no longer outstanding.

The November 2018 Rosen Loan Agreement

On November 29, 2018, the Company entered into a loan agreement (the “November 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Rosen a promissory note in the principal amount of $25,000 (the “November 2018 Rosen Note”). As additional consideration for entering in the November 2018 Rosen Note Loan Agreement, the Company issued Rosen a four-year warrant to purchase 1,250 shares of the Company’s common stock at a purchase price of $6.00 per share. Pursuant to the November 2018 Rosen Loan Agreement, the November 2018 Rosen Note bears interest at a rate of 6% per annum and payable on the maturity date of December 23, 2018 (the “November 2018 Rosen Maturity Date”).

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

During the year ended December 31, 2019 $75,000 in principal and $3,463 of unpaid interest was converted into the June 2019 Loan Agreement and the loan is no longer outstanding.

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

During the year ended December 31, 2019 the Company repaid $50,000 in principal and $250 in interest and the loan is no longer outstanding.

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

During the year ended December 31, 2019 $175,000 in principal and $15,073 in interest was converted into the June 2019 Loan Agreement and the loan is no longer outstanding.

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

During the year ended December 31, 2019 the Company repaid $75,000 in principal and $3,500 in interest and the loan is no longer outstanding.

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

During the year ended December 31, $50,000 in principal and $3,208 in interest was converted into the June 2019 Loan Agreement and the loan is no longer outstanding.

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

During the year ended December 31, 2019 the company repaid $80,000 of principal and $10,000 of unpaid interest and the loan is no longer outstanding.

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

During the year ended December 31, 2019 the Company repaid $10,000 in principal and $500 in interest and the loan is no longer outstanding.

The June 2019 Loan Agreement

On June 3, 2019, the Company entered into a loan agreement (the “June 2019 Loan Agreement”), pursuant to which the Company was to be indebted in the amount of $2,400,000, of which $1,200,000 was funded by September 30, 2019 and $1,200,000 was exchanged from the May 2016 Rosen Loan Agreement dated May 26, 2016 in favor of Rosen for a joint and several interest in the Term Loan pursuant to the Debt Exchange Agreement. The June 2019 Loan Agreement, the June 2019 Loan bears interest at a rate of 12.5% per annum, compounded annually and payable on the maturity date of December 3, 2019 (the “June 2019 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the June 2019. If not paid by the maturity date, interest increases to 14.5%. In connection with the conversion of the May 2016 Rosen Loan Agreement the Company recorded a debt discount of $92,752. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

On July 29, 2019, the Company entered into the First Amendment Agreement to the June 2019 Loan Agreement pursuant to which the parties agreed to amend the June 2019 Loan Agreement and the June 2019 Security Agreement so as to (i) increase the principal aggregate amount of the June 2019 Loan to $2,500,000, and (ii) amend the provisions regarding the ranking of interest of such loan.

On August 12, 2019, the Company entered into the Second Amendment Agreement to the June 2019 Loan Agreement pursuant to which the parties agreed to further amend the June 2019 Loan Agreement and the June 2019 Security Agreement so as to (i) increase the principal aggregate amount of the June 2019 Loan to $3,000,000, and (ii) amend the provisions regarding the ranking of interest of such loan.

On September 16, 2019, the Company entered into the Third Amendment Agreement to the June 2019 Loan Agreement pursuant to which the parties agreed to further amend the June 2019 Loan Agreement and the June 2019 Security Agreement so as to (i) increase the principal amount of the June 2019 Loan to $4,000,000; and (ii) amend the provisions therein with regard to the ranking of security interests.

On October 10, 2019 the Company and investors entered into the Fourth Amendment Agreement to the June 2019 Loan Agreement, whereby the parties thereto agreed to (i) increase the principal amount of the June 2019 Loan to $4,825,000; and (ii) amend the interest, conversion terms, and other covenants of the note.

On February 27, 2020, the Company entered into a fifth amendment agreement to the June 2019 Loan Agreement, whereby the parties agreed to amend Section 2.6 of the June 2019 Loan Agreement and provide for: (i) an additional 10% of shares to be issued at the time of conversion in the event that the price per share (or unit, as applicable) of securities issued in a Qualified Public Offering (as such term is defined in the Fifth Amendment) is below $5.00; and (ii) provide for the acceleration of all outstanding interest due on the Loan upon the consummation of a Qualified Public Offering.

As of December 31, 2019 this loan had not been repaid and the Company began accruing interest at 14.5% as of the Maturity Date.

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

During the year ended December 31, 2019 the Company repaid $100,000 in principal $15,000 in interest and extended the maturity date of the loan.

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

During the year ended December 31, 2019 the Company repaid $15,000 in principal and $750 in interest and the loan is no longer outstanding.

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

During the year ended December 31, 2019 the Company repaid $50,000 in principal and $2,250 in interest and the loan is no longer outstanding.

The October 2019 Frommer Loan Agreement

On October 7, 2019, the Company entered into a loan agreement (the “October 2019 Frommer Loan Agreement”) with Jeremy Frommer, whereby the Company issued Frommer a promissory note in the principal amount of $10,000 (the “October 2019 Frommer Note”). Pursuant to the October 2019 Frommer Loan Agreement, the October 2019 Frommer Note has a flat interest rate of $500. As additional consideration for entering in the October 2019 Frommer Loan Agreement, the Company issued Frommer a five-year warrant to purchase 150 shares of the Company’s common stock at a purchase price of $6.00 per share.

During the year ended December 31, 2019 the Company repaid $10,000 in principal and $225 in interest and the loan is no longer outstanding.

The December 2019 Gravitas Loan Agreement

On December 23, 2019, the Company entered into a loan agreement (the “December 2019 Gravitas Loan Agreement”), whereby the Company issued Gravitas a promissory note in the principal amount of $300,000 (the “December 2019 Gravitas Note”). Pursuant to the December 2019 Gravitas Loan Agreement, the December 2019 Gravitas Note has a flat interest payment of $20,000. As of the date of this filing, the note has not been repaid, but the Company is in negotiations with the holder about an extension agreement.

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

On June 13, 2019, Standish made non-interest bearing loans of $100,000 to the Company in the form of cash. The loan is due on demand and unsecured. During the year ended the company repaid $25,000 of principal.

On December 17, 2019, Standish made non-interest bearing loans of $150,000 to the Company in the form of cash. The loan is due on demand and unsecured.

Officer compensation

During the years ended December 31, 2019 and 2018 the Company paid $122,470 and $109,407, respectively for living expenses for officers of the Company.

Note 9 – Stockholders’ Deficit

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

Reverse Stock Split

On July 25, 2019, following board of directors approval, the Company filed a Certificate of Change to its Articles of Incorporation (the “Amendment”), with the Secretary of State of the State of Nevada to effectuate a one-for-twenty (1:20) reverse stock split (the “Reverse Stock Split”) of its common stock, par value $0.001 per share, without any change to its par value. The Amendment became effective on July 30, 2019. The number of common stock authorized was proportionately reduced pursuant to Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split as all fractional shares were “rounded up” to the next whole share.

All share and per share amounts for the common stock have been retroactively restated to give effect to the reverse splits.

Preferred Stock

As of December 31, 2019, and 2018 there were no preferred stock issued or outstanding.

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

The number of Conversion Shares issuable upon conversion shall equal (i) the sum of (A) the Series A Stated Value being converted and/or (B) at the Holder’s election, accrued and unpaid dividends or any other component of the Conversion Amount, divided by (ii) the Conversion Price. The Conversion Price of the Series A shall be $5.00, subject to adjustment.

During the year ended December 31, 2016 the conversion price was adjusted to $3.28

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

The holders of our Series A do vote together with the holders of our Common Stock on an as converted basis on each matter submitted to a vote of holders of Common Stock. The number of votes that may be cast by a holder of Series A shall be equal to the number of shares of Common Stock issuable upon conversion of such Holder’s Series A on the record date for determining those stockholders entitled to vote on the matter. In addition, the affirmative vote of the holders of a majority of our outstanding Series A is required to for the following actions:

(a) amending the Corporation’s articles of incorporation or by-laws if such amendment would adversely affect the Series A

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

During the years ended December 31, 2018, the Company accrued $0 for liquidating damages on the Series A and $0 on the warrants associated with the Series A.

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

The number of Conversion Shares issuable upon conversion of the Conversion Amount shall equal (i) the sum of (A) the Series B Stated Value being converted and/or (B) at the Holder’s election, accrued and unpaid dividends or any other component of the Conversion Amount, divided by (ii) the Conversion Price. The Conversion Price of the Series B shall be $6.00, subject to adjustment.

During the year ended December 31, 2016 the conversion price was adjusted to $3.94.

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

The holders of our Series B do vote together with the holders of our Common Stock on an as converted basis on each matter submitted to a vote of holders of Common Stock. The number of votes that may be cast by a holder of Series B shall be equal to the number of shares of Common Stock issuable upon conversion of such Holder’s Series B on the record date for determining those stockholders entitled to vote on the matter. In addition, the affirmative vote of the holders of a majority of our outstanding Series B is required to for the following actions:

(a) amending the Corporation’s articles of incorporation or by-laws if such amendment would adversely affect the Series B

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

During the years ended December 31, 2018, the Company accrued $0 for liquidating damages on the Series B and $0 on the warrants associated with the Series B.

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

On January 4, 2019, the Company issued 100,000 shares of its restricted common stock to consultants in exchange for services at a fair value of $240,000.

On January 3, 2019, the Company issued 25,000 shares of its restricted common stock to consultants in exchange for services at a fair value of $70,050.

August 2018 Equity Raise

Effective August 31, 2018 (the “Effective Date”), the Company consummated the initial closing (the “Initial Closing”) of a private placement offering of its securities of up to $5,000,000 (the “August 2018 Equity Raise”). In connection with the August 2018 Equity Raise, the Company entered into definitive securities purchase agreements (the “Purchase Agreements”) for aggregate gross proceeds of $649,829 and $2,787,462 during the years ended December 31, 2019 and 2018 respectively. Pursuant to the Purchase Agreement, the Purchasers purchased an aggregate of 129,966 and 557,492 shares of common stock at $5.00 per share and received warrants to purchase 129,966 and 557,492 shares of common stock at an exercise price of $6.00 per share (the “Purchaser Warrants”, collectively, the “Securities”).

The Purchaser Warrants are exercisable for a term of five years from the Initial Exercise Date (as defined in the Purchaser Warrants).

In connection with the August 2018 Equity Raise, the Company will issue 110,000 shares of Common Stock, will pay fees of $161,406 and will grant warrants to purchase 6,999 shares of common stock at an exercise price of $6.00 per share for services rendered as the Company’s placement agent in the Private Offering. The Company has recorded $334,985 to stock issuance costs, which are part of Additional Paid-in Capital.

Letter Agreements for the Conversion of Debt and Preferred Stock

In connection with the August 2018 Equity Raise, the Company entered into those certain letter agreements (the “Debt Conversion Agreements”) with certain holders of its debt securities (the “Debt Holders”), for the conversion of an aggregate amount of $7,997,939 of principal and $1,028,890 of accrued but unpaid interest of the Company’s debt obligations into 2,256,448 shares of Common Stock at a conversion price equal to $4.00 per share. Additionally, as inducement to enter into the Debt Conversion Agreement, the Debt Holders were issued warrants to purchase 1,128,225 shares of Common Stock at an exercise price equal to $6.00 per share, expiring five years from the date of issuance (the “Incentive Debt Warrants”). The Company recorded a Loss on extinguishment of debt of $2,913,934 in connection with of the debt conversions. See Notes 7, 8 and 9.

Concurrently with its entrance in the Debt Conversion Agreements, the Company entered into those letter agreements (the “Preferred Stock Conversion Agreements”) with certain holders (the “Preferred Holders”) of its Series A Cumulative Convertible Preferred Stock and Series B Cumulative Convertible Preferred Stock (the “collectively, the Preferred Stock”) whereby the Preferred Holders converted 38,512 shares of the Preferred Stock into an aggregate of 1,343,329 shares of Common Stock at conversion prices equal to $3.94 per share for Series A and $3.28 per share for Series B. As in an inducement to enter into the Preferred Stock Conversion Agreements, the Preferred Holders were issued warrants to purchase 671,665 shares of Common Stock at an exercise price equal to $6.00 per share, expiring five years from the date of issuance (the “Incentive Preferred Warrants”, and together with the Incentive Debt Warrants, the “Incentive Warrants”). The Company recorded an inducement of $2,016,634 in connection with of the Preferred conversions and is recorded as an adjustment to net loss attributable to common shareholders, on the statements of operations.

Tender offers

	Warrants subject to tender	Common shares issuable	Warrants tendered	Shares issued
Tender offer 1	3,091,648	1,030,539	2,546,581	848,854
Tender offer 2	2,687,742	1,336,371	2,502,607	1,251,319
Total	5,779,390	2,366,910	5,049,188	2,100,173

Tender 1

In February 2019 the Company offered to its holders of certain outstanding warrants (the “Tender 1 Warrants”), each with an exercise price of $4.00, by agreeing to receive thirty-three thousand three hundred and thirty three (1,667) Shares in exchange for every one-hundred thousand (5,000) Warrants tendered by the holders of Warrants (the “Exchange Ratio”). The Exchange Ratio was selected by the Company in order to provide the holders of the Warrants with an incentive to exchange the Warrants. The Tender closed on April 15, 2019. The Company considered the fair value accounting for all share-based payments awards. The fair value of each warrant tendered is estimated on the tender date using the Black-Scholes option-pricing model. Since the fair of the warrants were in excess of the fair value of common stock the company did not record an inducement expense.

Tender 2

In April 2019 the Company offered to its holders of certain outstanding warrants (the “Tender 2 Warrants”), each with an exercise price of $6.00, by agreeing to receive fifty thousand (2,500) Shares in exchange for every one-hundred thousand (5,000) Warrants tendered by the holders of Warrants (the “Exchange Ratio”). The Exchange Ratio was selected by the Company in order to provide the holders of the Warrants with an incentive to exchange the Warrants. The Tender closed on May 17, 2019. The Company considered the fair value accounting for all share-based payments awards. The fair value of each warrant tendered is estimated on the tender date using the Black-Scholes option-pricing model. Since the fair of the warrants were in excess of the fair value of common stock the company did not record an inducement expense.

Stock Options

The Company applied fair value accounting for all share-based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for options granted during the year ended December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Exercise price	$4.40-2.20	6.00-15
Expected dividends	0%	0%
Expected volatility	102.76%	93.64%-116.27%
Risk free interest rate	1.61%	2.2%-2.56
Expected life of option	10 years	3.6 - 4.3 years

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – December 31, 2017 – outstanding	882,500	$8.40	3.27
Granted	-	-	-
Exercised	-	-	-
Cancelled/Modified	-	-	-
Balance – December 31, 2018 – outstanding	882,500	8.40	3.27
Balance – December 31, 2018 – exercisable	765,833	7.20	3.25

Balance – December 31, 2018 – outstanding	882,500	8.40	3.27
Granted	29,000	3.22	10.01
Exercised	-	-	-
Cancelled/Modified	-	-	-
Balance – December 31, 2019 – outstanding	911,500	8.16	2.51
Balance – December 31, 2019 – exercisable	911,500	$8.16	2.51

During the year ended December 31, 2019 the Company granted options of 29,000 to consultants. As of the date of this filing the company has not issued these options.

At December 31, 2019, the aggregate intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $14,336 and $446,123, for the year ended December 31, 2018 and 2019, respectively.

The following is a summary of the Company’s stock options granted during the year ended December 31, 2019:

Options	Value	Purpose for Grant
29,000	$3,021	Service Rendered

The following is a summary of the Company’s stock options granted during the year ended December 31, 2018:

Options	Value	Purpose for Grant
35,000	$56,495	Service Rendered

Warrants

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for warrants granted during the year ended December 31, 2019 are as follows:

	December 31, 2019	December 31, 2018
Exercise price	$6.00	$ 4.00-$6.00
Expected dividends	0%	0%
Expected volatility	78.50% - 116.92%	92.14% - 109.54%
Risk free interest rate	1.32% - 2.75%	1.64% - 3.09%
Expected life of warrant	4 – 5 years	4 – 5 years

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2017	2,312,000	$5.00
Granted	3,236,141	5.40
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding – December 31, 2018	5,548,141	5.40
Granted	463,832	5.89
Exercised	-	-
Forfeited/Cancelled	(5,269,753)	5.32
Outstanding and Exercisable – December 31, 2019	742,221	$5.25

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.25	742,221	2.71	5.25	742,221	2.71

During the year ended December 31, 2019, a total of 133,190 warrants were issued with convertible notes (See Note 6 above). The warrants have a grant date fair value of $252,533 using a Black-Scholes option-pricing model and the above assumptions.

During the year ended December 31, 2019, a total of 128,905 warrants were issued with notes payable – related party (See Note 8 above). The warrants have a grant date fair value of $205,509 using a Black-Scholes option-pricing model and the above assumptions.

During the year ended December 31, 2019, a total of 1,320 warrants were issued with convertible notes payable – related party (See Note 8 above). The warrants have a grant date fair value of $2,465 using a Black-Scholes option-pricing model and the above assumptions.

During the year ended December 31, 2019, a total of 129,966 warrants were issued with the August 2018 Equity Raise (See above). The warrants have a grant date fair value of $334,985 using a Black-Scholes option-pricing model and the above assumptions.

During the year ended December 31, 2019, a total of 42,443 warrants were issued in exchange for services. The warrants have a grant date fair value of $122,777 using a Black-Scholes option-pricing model and the above assumptions.

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

Note 10 – Commitments and Contingencies

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

The components of lease expense were as follows:

Year Ended December 31, 2019
Operating lease cost	$101,341
Short term lease cost	(6,434)
Total net lease cost	$94,907

Supplemental cash flow and other information related to leases was as follows:

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
ROU asset obtained in exchange for lease obligation	349,997
Operating lease payments	60,764

Weighted average remaining lease term (in years):	3.5

Weighted average discount rate:	13%

Total future minimum payments required under the lease as of December 31, 2019 are as follows:

Twelve Months Ending December 31,
2020	$104,922
2021	108,983
2022	114,627
2023	53,094
Total	$381,626

Rent expense for the years ended December 31, 2019 and 2018 was $198,473 and $179,186 respectively.

Note 11 – Income Taxes

Components of deferred tax assets are as follows:

	December 31, 2019	December 31, 2018
Net deferred tax assets – Non-current:
Depreciation	$(63,676)	$14,168
Amortization	7,437	-
Stock based compensation	659,384	533,187
Expected income tax benefit from NOL carry-forwards	5,229,445	3,413,650
Less valuation allowance	(5,832,590)	(3,961,005)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018

Federal statutory income tax rate	21.0%	21.0%
State tax rate, net of federal benefit	6.5%	6.5%

Change in valuation allowance on net operating loss carry-forwards	(27.5)%	(27.5)%

Effective income tax rate	0.0%	0.0%

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets of the Company will not be fully realizable for the year ended December 31, 2019 and 2018. Accordingly, management had applied a full valuation allowance against net deferred tax assets as of December 31, 2019 and 2018.

As of December 31, 2019, the Company had approximately $ 21 million of federal net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2033 for both federal and state purposes.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that begins in the reporting period that includes the Act’s enactment date and ends when an entity has obtained, prepared and analyzed the information that was needed in order to complete the accounting requirements under ASC 720. However, in no circumstance should the measurement period extend beyond one year from the enactment date. In accordance with SAB 118, a company must reflect in its financial statements the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. SAB 118 provides that to the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

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

Note 12 – Subsequent Events

Subsequent to December 31, 2019 the company entered into seven promissory note agreements. The Company received proceeds of $584,900. As additional consideration for entering in the promissory note agreements, the investors were granted a total of 748 warrants to purchase the Company’s common stock.

Subsequent to December 31, 2019 the company entered into five convertible promissory note agreements. The Company received proceeds of $770,000. As additional consideration for entering in the convertible promissory note agreements, the investors were granted a total of 144,995 warrants to purchase the Company’s common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure and Control Procedures

Based on an evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

This Company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company’s principal executive and financial officer, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange is appropriately recorded, processed, summarized and reported within the specified time periods.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework established in Internal Control-Integrated Framework-2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As of period covered by this Annual Report on Form 10-K, we have concluded that our internal control over financial reporting was not effective. The Company’s assessment identified certain material weaknesses which are set forth below:

Functional Controls and Segregation of Duties

Because of the Company’s limited resources, there are limited controls over information processing.

There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

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

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report herein.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Positions
Jeremy Frommer	51	Chief Executive Officer, Director
Justin Maury	31	President
Leonard Schiller	78	Chairman of the Board of Directors

Jeremy Frommer – Chief Executive Officer and Director

Mr. Frommer has served as our Chief Executive Officer and as a member of our board of directors since February 2016. Mr. Frommer has over 20 years of experience in the financial technology industry. Previously, Mr. Frommer held key leaderships roles in the investment banking and trading divisions of large financial institutions. From 2009 to 2012, Mr. Frommer was briefly retired until beginning concept formation for Jerrick Ventures which he officially founded in 2013. From 2007 to 2009, Mr. Frommer was Managing Director of Global Prime Services at RBC Capital Markets, the investment banking arm of the Royal Bank of Canada, the largest financial institution in Canada, after the sale of Carlin Financial Group, a professional trading firm. From 2004 to 2007, Mr. Frommer was the Chief Executive Officer of Carlin Financial Group after the sale of NextGen Trading, a software development company focused on building equity trading platforms. From 2002 to 2004, Mr. Frommer was Founder and Chief Executive Officer of NextGen Trading. From 2000 to 2002, he was Managing Director of Merger Arbitrage Trading at Bank of America, a financial services firm. Mr. Frommer was also a director of LionEye Capital, a hedge fund from June 2012 to June 2014. He holds a B.A. from the University of Albany. We believe Mr. Frommer is qualified to serve on our board of directors due to his financial and leadership experience.

Justin Maury – President

Mr. Maury has served as our President since January 2019. He is a full stack design director with an expertise in product development. With over ten years of design and product management experience in the creative industry, Mr. Maury’s passion for the creative arts and technology ultimately resulted in the vision for Vocal. Since joining Jerrick in 2013, Maury has overseen the development and launch of the company’s flagship product, Vocal, an innovative platform that provides storytelling tools and engaged communities for creators and brands to get discovered while funding their creativity. Under Maury’s supervision, Vocal has achieved growth to over 380,000 creators across 34 genre-specific communities in its first two years since launch.

Leonard Schiller – Chairman of the Board of Directors

Mr. Schiller is the Chairman of our board of directors. He is President and Managing Partner of the Chicago law firm of Schiller, Strauss and Lavin PC and has been associated with the firm since 1977. Mr. Schiller also has served as the President of The Dearborn Group, a residential property management and real estate company with properties located in the Midwest. Mr. Schiller has also been involved in the ownership of residential properties and commercial properties throughout the country. Mr. Schiller has acted as a principal in numerous private loan transactions and has been responsible for the structure, and management of these transactions. Mr. Schiller has also served as a member of the Board of Directors of IMALL, an internet search engine company, which was acquired by Excite@Home. He also served as a member of the Board of AccuMed International, Inc., a company which manufactured and marketed medical diagnostic screening products, which was acquired by Molecular Diagnostics, Inc. He presently serves as a director of Milestone Scientific, Inc., a Delaware company and as a director of Point Capital, Inc., a Delaware corporation. We believe Mr. Schiller is qualified to serve on our board of directors due to his legal and business experience.

Family Relationships

There are currently no family relationships among any of our directors or executive officers.

Board Committees

Our board of directors does not have any committees formed. As independent directors are added to our board, we intend to form a formal audit committee, compensation committee and nominating and corporate governance committee and adopt appropriate written charters for such committees.  Presently, however, there are no plans to appoint certain directors to specific committees.  Until such time as an audit committee, compensation committee and nominating and corporate governance committee is formed, our full board of directors fulfills the functions normally undertaken by such committees.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2018, the following persons did not file timely: Andrew Taffin, a former member of our board of directors, failed to file one report on Form 4.

Code of Ethics

The Company does not currently maintain a Code of Ethics.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2019, and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Jeremy Frommer	2019	$168,269	$300,080	-	-	-	-	$104,667	(1)	$573,016
Chief Executive Officer	2018	$152,879	$135,700	-	-	-	-	$96,463	(3)	$385,042

Rick Schwartz	2019	$33,642	-	-	-	-	-	$9,708		$43,350
Former President	2018	$124,476	-	-	-	-	-	-		$124,476

Justin Maury	2019	$117,751	-	-	-	-	-	$8,094	(4)	$125,845
President	2018	$90,846	-	-	107	-	-	-		$90,846

(1)	The $104,667 includes payment to Mr. Frommer for living expenses, health insurance and a vehicle allowance.

(2)	The $9,708 includes payment to Mr. Schwartz for health insurance.

(3)	The $96,463 includes payment to Mr. Frommer for living expenses, health insurance and a vehicle allowance.

(4)	The $8,094 includes payment to Mr. Maury for health insurance.

Employment Agreements

As of March 30, 2020, the Company has not entered into any employment agreements, but intends on entering into such agreements with its Chief Executive Officer and President by the end of fiscal year 2020.

Outstanding Equity Awards at Fiscal Year-End 2018

At December 31, 2019, we had outstanding equity awards as follows:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Weighted Average Exercise Price	Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jeremy Frommer (1)	200,000	-	200,000	$7.5	May 22, 2022	-	$-	-	-
Rick Schwartz (1)	200,000	-	200,000	$7.5	May 22, 2022	-	$-	-	-
Justin Maury (2)	167,955	-	167,955	$9.9	May 22, 2022	-	-	-	-

(1)	Effective February 5, 2016, Jeremy Frommer was appointed as our Chief Executive Officer and Rick Schwartz was appointed as our President.

(2)	On January 31, 2019, Rick Schwartz resigned from his position as President. The Board of Directors appointed Justin Maury as President on the same date.

Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2019. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2019.

Director	Option Awards (1)	Fees Earned or Paid in Cash	Total
Andrew Taffin(2)	$3,021	$-	$3,021
Leonard Schiller	$-	$-	$-

(1)	Amounts shown in this column do not reflect dollar amounts actually received by our non-employee directors. Instead, these amounts represent the aggregate grant date fair value of stock option awards determined in accordance with FASB ASC Topic 718.

(2)	Mr. Taffin resigned from our board of directors on October 23, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the Company’s common stock, beneficially owned as of March 30, 2020 (i) each person known to the Company to beneficially own more than 5% of its common stock, (ii) each executive officer, director and director nominee and (iii) all officers, directors and director nominees as a group.  The following table is based on the Company having 9,178,937 shares of common stock issued and outstanding as of March 30, 2020. The Company calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act of 1934, as amended as of that date.  Shares of the Company’s common stock issuable upon exercise of options or warrants or conversion of notes that are exercisable or convertible within 60 days after March 30, 2020 are included as beneficially owned by the holder, but not deemed outstanding for computing the percentage of any other stockholder for Percentage of common stock Beneficially Owned. For each individual and group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 9,178,937 shares of common stock outstanding at March 30, 2020, plus the number of shares of common stock that such person or group had the right to acquire on or within 60 days after March 30, 2020. Beneficial ownership generally includes voting and dispositive power with respect to securities.  Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole dispositive power with respect to all shares beneficially owned.

Name	Shares Beneficially Owned (1)		Percentage Beneficially Owned
Named Executive Officers and Directors
Jeremy Frommer	793,518	(2)	8.46%
Justin Maury	195,377	(3)	2.09%
Leonard Schiller	223,521	(4)	2.42%
All current directors and officers as a group	1,203,736		12.97%

5% or Greater Stockholders
Chris Gordon	772,716		8.42%
Arthur Rosen	1,503,203	(5)	16.32%

*	less than one percent

(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person, as well as other securities over which the person has or shares voting or investment power or securities which the person has the right to acquire within 60 days.

(2)	Includes 593,368 shares of common stock, 150 shares of common stock underlying warrants, and 200,000 shares of common stock underlying stock options.

(3)	Includes 27,422 shares of common stock and 167,955 shares of common stock underlying stock options.

(4)	Includes 183,296 shares of common stock, 10,225 shares of common stock underlying warrants, and 30,000 shares of common stock underlying stock options.

(5)	Solely based on the Company’s review of filings made on a Schedule 13G on February 14, 2020 with the SEC. Includes (i) 1,146,704 shares of Common Stock held directly by Mr. Rosen, (ii) 132,074 shares of Common Stock held by Pearl Digital Opportunities Fund LLC (“Pearl”), of which Mr. Rosen is the Managing Member, (iii) warrants to acquire 10,000 shares of the Company’s common stock, and (iv) warrants to acquire 20,000 shares of the Company’s common stock held Mr. Rosen’s minor children.

Item 13. Certain Relationships and Related Transactions.

The following includes a summary of transactions during our fiscal years ended December 31, 2019 and December 31, 2018 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of  $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this proxy statement. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of  $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

The January 2018 Rosen Loan Agreement

On January 16, 2018, the Company entered into a loan agreement (the “January 2018 Rosen Loan Agreement”) with Arthur Rosen, a shareholder of the Company, whereby the Company issued Mr. Rosen a promissory note in the principal amount of $60,000 (the “January 2018 Rosen Note”). The January 2018 Rosen Note is secured by Jeremy Frommer, our Chief Executive Officer, whereby upon default Mr. Frommer’s personal shares of the Company’s common stock would be available to Mr. Rosen in an amount equal to the principal outstanding divided by 0.20. Pursuant to the January 2018 Rosen Loan Agreement, the January 2018 Rosen Note bears interest at a rate of 6% per annum and is payable on the maturity date of January 31, 2018 (the “January 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the May 2016 Rosen Loan are due. During the year ended December 31, 2018, the Company repaid $60,000 in principal and $200 in interest and the loan is no longer outstanding.

The January 2018 Gordon Loan Agreement

On January 16, 2018, the Company entered into a loan agreement (the “January 2018 Gordon Loan Agreement”) with Christopher Gordon (“Gordon”), whereby the Company issued Mr. Gordon a promissory note in the principal amount of $40,000 (the “January 2018 Gordon Note”). The January 2018 Gordon Note is secured by Jeremy Frommer, our Chief Executive Officer, whereby upon default Mr. Frommer’s personal shares of the Company’s common stock would be available to Mr. Gordon in amount equal to the principal outstanding divided by 0.20.  Pursuant to the January 2018 Gordon Loan Agreement, the January 2018 Gordon Note bears interest at a rate of 6% per annum and payable on the maturity date of January 31, 2018 (the “January 2018 Gordon Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the January 2018 Gordon Note are due. During the year ended December 31, 2018, the Company repaid $40,000 in principal and $105 in interest and the loan is no longer outstanding.

The First March 2018 Rosen Loan Agreement

On March 4, 2018, the Company entered into a loan agreement (the “First March 2018 Rosen Loan Agreement”) with Mr. Rosen, whereby the Company issued Mr. Rosen a promissory note in the principal amount of $10,000 (the “First March 2018 Rosen Note”). As additional consideration for entering in the First March 2018 Rosen Note Loan Agreement, the Company issued Mr. Rosen a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the First March 2018 Rosen Loan Agreement, the First March 2018 Rosen Note bears interest at a rate of 12% per annum and is payable on the maturity date of March 19, 2018 (the “First March 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the First March 2018 Rosen Note was due. During the nine months ended December 31, 2018, the Company repaid $10,000 in principal and $260 in interest and the loan is no longer outstanding.

The Second March 2018 Rosen Loan Agreement

On March 9, 2018, the Company entered into a loan agreement (the “Second March 2018 Rosen Loan Agreement”) with Mr. Rosen, whereby the Company issued Mr. Rosen a promissory note in the principal amount of $15,000 (the “Second March 2018 Rosen Note”). As additional consideration for entering in the Second March 2018 Rosen Loan Agreement, the Company issued Mr. Rosen a five-year warrant to purchase 15,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the Second March 2018 Rosen Loan Agreement, the Second March 2018 Rosen Note bears interest at a rate of 12% per annum and is payable on the maturity date of March 24, 2018 (the “Second March 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Second March 2018 Rosen Note was due. During the nine months ended December 31, 2018, the Company repaid $15,000 in principal and $365 in interest and the loan is no longer outstanding.

The Third March 2018 Rosen Loan Agreement

On March 13, 2018, the Company entered into a loan agreement (the “Third March 2018 Rosen Loan Agreement”) with Mr. Rosen, whereby the Company issued Mr. Rosen a promissory note in the principal amount of $10,000 (the “Third March 2018 Rosen Note”). As additional consideration for entering in the Third March 2018 Rosen Loan Agreement, the Company issued Mr. Rosen a five-year warrant to purchase 10,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the Third March 2018 Rosen Loan Agreement, the Third March 2018 Rosen Note bears interest at a rate of 12% per annum and is payable on the maturity date of March 28, 2018 (the “Third March 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Third March 2018 Rosen Note was due. During the nine months ended December 31, 2018, the Company repaid $10,000 in principal and $230 in interest and the loan is no longer outstanding.

The May 2018 Schiller Loan Agreement

On May 2, 2018, the Company entered into a loan agreement (the “May 2018 Schiller Loan Agreement”) with Leonard Schiller, Chairman of our board of directors, whereby the Company issued Mr. Schiller a promissory note in the principal amount of $100,000 (the “May 2018 Schiller Note”). As additional consideration for entering in the May 2018 Schiller Loan Agreement, the Company issued Mr. Schiller a four-year warrant to purchase 300,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the May 2018 Schiller Loan Agreement, the May 2018 Schiller Note bears interest at a rate of 13% per annum and is payable on the maturity date of February 02, 2019 (the “May 2018 Schiller Maturity Date”) at which time all outstanding principal, accrued and unpaid interest are due under the May 2018 Schiller Loan.

During the year ended December 31, 2018, the Company converted $100,000 of principal and $4,369 of unpaid interest into the August 2018 Equity Raise (as defined below) and the loan is no longer outstanding.

The June 2018 Frommer Loan Agreement

On June 29, 2018, the Company entered into a loan agreement (the “June 2018 Frommer Loan Agreement”) with Jeremy Frommer our Chief Executive Officer, whereby the Company issued Frommer a promissory note in the principal amount of $10,000 (the “June 2018 Frommer Note”). As additional consideration for entering in the June 2018 Frommer Note Loan Agreement, the Company issued Frommer a four-year warrant to purchase 30,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the June 2018 Frommer Loan Agreement, the June 2018 Frommer Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018 (the “June 2018 Frommer Maturity Date”) at which time all outstanding principal, accrued and unpaid interest are due under the June 2018 Frommer Loan.  Subsequent to the balance sheet date, on November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued 40,854 warrants to purchase common stock of the Company at an exercise price of $0.30. On March 29, 2019 the Company executed upon an agreement that extended the maturity date of this loan to May 15, 2019. On December 15, 2019 the Company executed upon an agreement that further extended the maturity date of this loan to May 15, 2020.

The First July 2018 Schiller Loan Agreement

On July 3, 2018, the Company entered into a loan agreement (the “First July 2018 Schiller Loan Agreement”) with Leonard Schiller, a member of the Board, whereby the Company issued Mr. Schiller a promissory note of $35,000 (the “First July 2018 Schiller Note”). As additional consideration for entering in the First July 2018 Schiller Loan Agreement, the Company issued Schiller a four-year warrant to purchase 75,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the agreement, the note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018 at which time all outstanding principal, accrued and unpaid interest were due under the First July 2018 Schiller Loan.  Subsequent to the balance sheet date, on November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued 142,987 warrants to purchase common stock of the Company at an exercise price of $0.30. On March 29, 2019 the Company executed upon an agreement that extended the maturity date of this loan to May 15, 2019.

During the year ended December 31, 2018 the Company repaid $20,000 in principal. During the year ended December 31, 2019, the Company converted $15,000 in principal and $863.33 into the February 2019 Offering and the note is no longer outstanding.

The Second July 2018 Schiller Loan Agreement

On July 17, 2018, the Company entered into a loan agreement (the “Second July 2018 Schiller Loan Agreement”) with Schiller, a member of the Board, whereby the Company issued Mr. Schiller a promissory note of $25,000 (the “Second July 2018 Schiller Note”). As additional consideration for entering in the Second July 2018 Schiller Loan Agreement, the Company issued Mr. Schiller a four-year warrant to purchase 75,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the Second July 2018 Schiller Loan Agreement, the Second July 2018 Schiller Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018 at which time all outstanding principal, accrued and unpaid interest were due under the Second July 2018 Schiller Loan. Subsequent to the balance sheet date, on November 8, 2018 the Company entered into an agreement with Mr. Schiller that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued 101,900 warrants to Mr. Schiller to purchase common stock of the Company at an exercise price of $0.30. On March 29, 2019 the Company entered into an agreement that extended the maturity date of this loan to May 15, 2019. On December 15, 2019 the Company executed upon an agreement that further extended the maturity date of this loan to May 15, 2020.

During the year ended December 31, 2019 the Company converted $4,136.67 in principal into the February 2019 Offering.

The First July 2018 Rosen Loan Agreements

On July 12, 2018, the Company entered into a loan agreement (the “First July 2018 Rosen Loan Agreement”) with Mr. Rosen, a shareholder of the Company, whereby the Company issued Mr. Rosen a promissory note of $10,000 (the “First July 2018 Rosen Note”). Pursuant to the First July 2018 Rosen Loan Agreement, the note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018 at which time all outstanding principal, accrued and unpaid interest are due under the First July 2018 Rosen Note. Subsequent to the balance sheet date, on November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued to Mr. Rosen 27,534 warrants to purchase common stock of the Company at an exercise price of $0.30. On March 29, 2019 the Company entered into an agreement that extended the maturity date of this loan to May 15, 2019.

During the year ended December 31, 2019, the Company repaid $10,000 of principal and all unpaid interest and the loan is no longer outstanding.

The Second July 2018 Rosen Loan Agreements

On July 18, 2018, the Company entered into a loan agreement (the “Second July 2018 Rosen Loan Agreement”) with Rosen, whereby the Company issued Mr. Rosen a promissory note of $50,000 (the “Second July 2018 Rosen Note”) resulting from the conversion of a demand note (as described below). As additional consideration for entering into the Second July 2018 Rosen Loan Agreement, the Company issued Mr. Rosen a four-year warrant to purchase 150,000 shares of the Company’s common stock at a purchase price of $0.20 per share. Pursuant to the Second July 2018 Rosen Loan Agreement, the Second July 2018 Rosen Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018 at which time all outstanding principal, accrued and unpaid interest are due under the Second July 2018 Rosen Note. Subsequent to the balance sheet date, on November 8, 2018 the Company entered into an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued to Mr. Rosen 203,967 warrants to purchase common stock of the Company at an exercise price of $0.30. On March 29, 2019 the Company entered into an agreement that extended the maturity date of this loan to May 15, 2019.

During the year ended December 31, 2019, the Company repaid $50,000 of principal and all unpaid interest and the loan is no longer outstanding.

The November 2018 Rosen Loan Agreement

On November 29, 2018, the Company entered into a loan agreement (the “November 2018 Rosen Loan Agreement”) with Mr. Rosen, whereby the Company issued Mr. Rosen a promissory note in the principal amount of $25,000 (the “November 2018 Rosen Note”). As additional consideration for entering in the November 2018 Rosen Note Loan Agreement, the Company issued Mr. Rosen a four-year warrant to purchase 25,000 shares of the Company’s common stock at a purchase price of $0.30 per share. Pursuant to the November 2018 Rosen Loan Agreement, the November 2018 Rosen Note bears interest at a rate of 6% per annum and payable on the maturity date of December 23, 2018 (the “November 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest are due under the November 2018 Rosen Loan.

During the year ended December 31, 2018, the Company repaid $25,000 of principal and $33 of unpaid interest and the loan is no longer outstanding.

The December 2018 Rosen Loan Agreement

On December 27, 2018, the Company entered into a loan agreement (the “December 2018 Rosen Loan Agreement”) with Mr. Rosen, whereby the Company issued Mr. Rosen a promissory note in the principal amount of $75,000 (the “December 2018 Rosen Note”). As additional consideration for entering in the December 2018 Rosen Note Loan Agreement, the Company issued Mr. Rosen a four-year warrant to purchase 75,000 shares of the Company’s common stock at a purchase price of $0.30 per share. Pursuant to the December 2018 Rosen Loan Agreement, the December 2018 Rosen Note bears interest at a rate of 6% per annum and payable on the maturity date of January 26, 2018 (the “December 2018 Rosen Maturity Date”) at which time all outstanding principal, accrued and unpaid interest are due under the November 2018 Rosen Loan. On March 29, 2019 the Company entered into an agreement that extended the maturity date of this loan to May 15, 2019.

During the year ended December 31, 2019, the Company converted this loan and all unpaid interest into the June 2019 Loan Agreement and the loan is no longer outstanding.

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

The January 2019 Rosen Loan Agreement

On January 30, 2019, the Company entered into a loan agreement (the “January 2019 Rosen Loan Agreement”) with Mr. Rosen, whereby the Company issued Mr. Rosen a promissory note in the principal amount of $175,000 (the “January 2019 Rosen Note”). As additional consideration for entering in the January 2019 Rosen Note Loan Agreement, the Company issued Mr. Rosen a four-year warrant to purchase 15,000 shares of the Company’s common stock at a purchase price of $6.00 per share. Pursuant to the January 2019 Rosen Loan Agreement, the January 2019 Rosen Note bears interest at a rate of 10% per annum and payable on the maturity date of February 15, 2019 (the “January 2019 Rosen Maturity Date”). On February 19, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued Mr. Rosen warrants to purchase 35,194 shares of common stock of the Company at an exercise price of $6.00. On March 29, 2019 the Company entered into an agreement with Mr. Rosen that extended the maturity date of this loan to May 15, 2019.

On August 8, 2019 the Company entered into an agreement further extending the maturity date to September 20, 2019.

During the year ended December 31, 2019 the Company repaid $175,000 in principal and $15,073 in interest and the loan is no longer outstanding.

The February 2019 Rosen Loan Agreement

On February 14, 2019, the Company entered into a loan agreement (the “February 2019 Rosen Loan Agreement”) with Mr. Rosen, whereby the Company issued Mr. Rosen a promissory note in the principal amount of $50,000 (the “February 2019 Rosen Note”). As additional consideration for entering in the February 2019 Rosen Note Loan Agreement, the Company issued Mr. Rosen a four-year warrant to purchase 5,000 shares of the Company’s common stock at a purchase price of $6.00 per share. Pursuant to the February 2019 Rosen Loan Agreement, the February 2019 Rosen Note bears interest at a rate of 10% per annum and payable on the maturity date of February 28, 2019 (the “February 2019 Rosen Maturity Date”). On March 29, 2019 the Company entered into an agreement with Mr. Rosen that extended the maturity date of this loan to May 15, 2019. On August 8, 2019 the Company entered into an agreement further extending the maturity date to September 20, 2019.

During the year ended December 31, 2019 the Company repaid $50,000 in principal and $3,208 in interest and the loan is no longer outstanding.

The June 2019 Loan Agreement

On June 3, 2019, the Company entered into a loan agreement (the “June 2019 Loan Agreement”) with Mr. Rosan, pursuant to which the Company was to be indebted in the amount of $2,400,000, of which $1,200,000 was funded by September 30, 2019 and $1,200,000 was exchanged from the May 2016 Rosen Loan Agreement dated May 26, 2016 in favor of Rosen for a joint and several interest in the Term Loan pursuant to the Debt Exchange Agreement. The June 2019 Loan Agreement, the June 2019 Loan bears interest at a rate of 12.5% per annum, compounded annually and payable on the maturity date of December 3, 2019 (the “June 2019 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the June 2019. In connection with the conversion of the May 2016 Rosen Loan Agreement the Company recorded a debt discount of $92,752. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

The August 2019 Schiller Loan Agreement

On August 6, 2019, the Company entered into a loan agreement (the “August 2019 Schiller Loan Agreement”) with Mr. Schiller, whereby the Company issued a promissory note to Mr. Schiller in the principal amount of $15,000 (the “August 2019 Schiller Note”). Pursuant to the August 2019 Schiller Loan Agreement, the August 2019 Schiller Note bears interest at a rate of $750 per month. As additional consideration for entering in the August 2019 Schiller Loan Agreement, the Company issued a five-year warrant to purchase 225 shares of the Company’s common stock at a purchase price of $6.00 per share.

During the year ended December 31, 2019 the Company repaid $15,000 in principal and $750 in interest and the loan is no longer outstanding.

The September 2019 Schiller Loan Agreement

On September 26, 2019, the Company entered into a loan agreement (the “September 2019 Schiller Loan Agreement”) with Mr. Schiller, whereby the Company issued Mr. Schiller a promissory note in the principal amount of $50,000 (the “September 2019 Schiller Note”). Pursuant to the September 2019 Schiller Loan Agreement, the September 2019 Schiller Note bears interest at a rate of $2,250 per month. As additional consideration for entering in the First September 2019 Schiller Loan Agreement, the Company issued Schiller a five-year warrant to purchase 1,000 shares of the Company’s common stock at a purchase price of $6.00 per share.

During the year ended December 31, 2019 the Company repaid $50,000 in principal and $2,250 in interest and the loan is no longer outstanding.

The October 2019 Frommer Loan Agreement

On October 7, 2019, the Company entered into a loan agreement (the “October 2019 Frommer Loan Agreement”) with Mr. Frommer, whereby the Company issued Mr. Frommer a promissory note in the principal amount of $10,000 (the “October 2019 Frommer Note”). Pursuant to the October 2019 Frommer Loan Agreement, the October 2019 Frommer Note bears interest at a flat rate of $500. As additional consideration for entering in the October 2019 Frommer Loan Agreement, the Company issued Mr. Frommer a five-year warrant to purchase 150 shares of the Company’s common stock at a purchase price of $6.00 per share.

During the year ended December 31, 2019 the Company repaid $10,000 in principal and $225 in interest and the loan is no longer outstanding.

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

	2019	2018
Audit Fees	$83,170	$143,000
Audit-Related Fees	$-	$-
Tax Fees	$38,125	$2,000
All Other Fees	$-	$-
Total	$121,295	$145,000

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits. The exhibits listed below are filed as a part of this annual report.

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated February 5, 2016 by and among the Company, GPH Merger Sub., Inc., and Jerrick Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

2.2	Agreement and Plan of Merger dated February 28, 2016 by and among the Company and Jerrick Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.1	Articles of Incorporation, filed with the Nevada Secretary of State on December 30, 1999 (incorporated by reference to the Company’s annual report on Form 10-SB filed with the Commission on March 30, 2006).

3.2	Amended and Restated Articles of Incorporation, filed with the Nevada Secretary of State on November 6, 2013 (incorporated by reference to Exhibit 3.3 to the Company’s current report on Form 8-K filed with the Commission on December 4, 2013).

3.3	Certificate of Designation, Preferences, and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on April 8, 2014).

3.4	Certificate of Designation, Preferences and Rights of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on December 4, 2014).

3.5	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on August 3, 2015).

3.6	Certificate of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 3.1(f) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.7	Jerrick Ventures, Inc. Certificate of Designation of Series A Cumulative Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1(f) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.8	Jerrick Ventures, Inc. Amendment to Certificate of Designation of Series A Cumulative Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1(f) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.9	Jerrick Ventures, Inc. Certificate of Designation of Series B Cumulative Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1(f) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.10	Certificate of Withdrawal of Certificate of Designation for Series A Preferred Stock. (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.11	Certificate of Withdrawal of Certificate of Designation for Series B Preferred Stock. (incorporated by reference to Exhibit 3.2 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.12	Certificate of Withdrawal of Certificate of Designation for Series C Preferred Stock. (incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.13	Certificate of Designation for Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.14	Certificate of Designation for Series C Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.15	Bylaws (incorporated by reference to the Company’s annual report on Form 10-SB filed with the Commission on March 30, 2006).

3.16	Certificate of Incorporation of Jerrick Ventures, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

4.1*	Description of Securities Registered Under Section 12 of the Exchange Act

16.1	Letter from Sadler, Gibb & Associates, LLC dated January 7, 2019 (incorporated by reference to Exhibit 16.1 of the Company’s current report on Form 8-K filed with the Commission on January 8, 2019)

21.1*	List of Subsidiaries

31.1*	Certification of Principal Executive and Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERRICK MEDIA HOLDINGS, INC.

Date: March 30, 2020	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeremy Frommer	Chief Executive Officer, Director	March 30, 2020
Justin Maury	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ Leonard Schiller	Chairman, Board of Directors	March 30, 2020
Leonard Schiller