Form 10-Q
period 2020-03-31
Jerrick Media Holdings, Inc.
filed 2020-05-15
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

As of May 14, 2019, there were 9,422,683 shares outstanding of the registrant’s common stock.

-i-

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Jerrick Media Holdings, Inc.

March 31, 2020

Jerrick Media Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2020 (Unaudited)	December 31, 2019
Assets

Current Assets
Cash	$118,361	$11,637
Prepaid expenses	196,984	4,127
Accounts receivable	71,122	50,849
Note receivable	11,450	11,450
Total Current Assets	397,917	78,063

Property and equipment, net	35,598	42,363

Intangible assets	1,055,798	1,087,278

Goodwill	1,035,795	1,035,795

Security deposit	16,836	16,836

Operating lease right of use asset	294,326	311,711

Total Assets	$2,836,270	$2,572,046

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$2,056,343	$1,763,222
Demand loan	175,000	225,000
Convertible Notes - related party, net of debt discount	20,398	20,387
Convertible Notes, net of debt discount and issuance costs	4,537,996	2,896,425
Current portion of operating lease payable	73,392	105,763
Note payable - related party, net of debt discount	5,138,479	5,129,342
Note payable, net of debt discount and issuance costs	688,000	660,000
Unrecognized tax benefit	68,000	68,000
Deferred revenue	44,010	50,691
Warrant liability	7,500	10,000

Total Current Liabilities	12,809,118	10,928,830

Non-current Liabilities:
Operating lease payable	218,215	201,944

Total Non-current Liabilities	218,215	201,944

Total Liabilities	13,027,333	11,130,774

Commitments and contingencies

Stockholders’ Deficit
Common stock par value $0.001: 15,000,000 shares authorized; 9,422,683 and 9,178,937 issued and outstanding as of March 31, 2020 and December 31, 2019 respectively	9,423	9,179
Additional paid in capital	37,748,356	36,385,699
Accumulated deficit	(47,566,434)	(44,580,437)
Accumulated other comprehensive income	(15,234)	(5,995)
Less: Treasury stock, 149,850 and 27,667 shares, respectively	(367,174)	(367,174)
	(10,191,063)	(8,558,728)

Total Liabilities and Stockholders’ Deficit	$2,836,270	$2,572,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jerrick Media Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2020	March 31, 2019

Net revenue	$293,142	$34,334

Gross margin	293,142	34,334

Operating expenses
Compensation	373,520	726,574
Consulting fees	650,007	206,377
Research and development	135,570	341,339
General and administrative	959,994	465,038

Total operating expenses	2,119,091	1,739,328

Loss from operations	(1,825,949)	(1,704,994)

Other expenses
Other income	63,556	-
Interest expense	(375,530)	(54,569)
Accretion of debt discount and issuance cost	(186,947)	(47,364)
Settlement of vendor liabilities	(126,087)	-
Loss on extinguishment of debt	(535,040)	(77,514)

Other expenses, net	(1,160,048)	(179,447)

Loss before income tax provision	(2,985,997)	(1,884,441)

Income tax provision	-	-

Net loss	$(2,985,997)	$(1,884,441)

Other comprehensive income

Currency translation loss	(9,239)	-

Comprehensive loss	$(2,995,236)	$(1,884,441)

Per-share data
Basic and diluted loss per share	$(0.32)	$(0.28)

Weighted average number of common shares outstanding	9,304,162	6,691,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jerrick Media Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2019 (Unaudited)

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

See accompanying notes to the condensed consolidated financial statements

Jerrick Media Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2020 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance, December 31, 2019	-	$-	-	$-	-	$-	9,178,937	$9,179	(159,850)	$(367,174)	$36,385,699	$(44,580,437)	$(5,995)	$(8,558,728)

Shares issued with notes payable	-	-	-	-	-	-	8,050	8	-	-	31,630	-	-	31,638

Shares issued for services	-	-	-	-	-	-	150,000	150	-	-	584,850	-	-	585,000

Shares issued to settle vendor liabilities	-	-	-	-	-	-	70,696	71	-	-	235,564	-	-	235,635

Conversion of warrants to stock	-	-	-	-	-	-	15,000	15	-	-	5,757	-	-	5,772

Stock warrants issued with note payable	-	-	-	-	-	-	-	-	-	-	504,856	-	-	504,856

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	(9,239)	(9,239)

Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	-	-	-	-	-	(2,985,997)	-	(2,838,498)

Balance, March 31, 2020	-	$-	-	$-	-	$-	9,422,683	$9,423	(159,850)	$(367,174)	$37,748,356	$(47,566,434)	$(15,234)	$(10,191,063)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jerrick Media Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2020	March 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,985,997)	$(1,884,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,246	3,133
Accretion of debt discount and issuance cost	186,947	47,364
Share-based compensation	392,143	318,636
Loss on settlement of vendor liabilities	126,087	-
Loss on extinguishment of debt	535,040	77,514
Amortization of ROU asset	17,385	11,935
Repayments of operating lease liability	(16,100)	-
Changes in operating assets and liabilities:
Accounts receivable	(20,273)	(1,066)
Deferred revenue	(6,681)	(9,005)
Accounts payable and accrued expenses	418,340	(6,687)
Current portion of operating lease payable	-	(18,436)
Net Cash Used In Operating Activities	(1,314,863)	(1,461,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	-	(2,801)
Net Cash Used In Investing Activities	-	(2,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	-	(33,573)
Net proceeds from issuance of notes	303,000	-
Repayment of notes	(40,000)	(50,000)
Proceeds from issuance of demand loan	100,000	300,000
Proceeds from issuance of convertible note	1,172,610	787,813
Repayment of convertible notes	(75,000)	(12,508)
Proceeds from issuance of note payable - related party	152,989	380,000
Repayment of note payable - related party	(180,273)	(125,000)
Proceeds from issuance of common stock and warrants	-	649,829
Purchase of treasury stock and warrants	(2,500)	(170,000)
Net Cash Provided By Financing Activities	1,430,826	1,726,561

Effect of exchange rate changes on cash	(9,239)	-

Net Change in Cash	106,724	262,707

Cash - Beginning of Year	11,637	-

Cash - End of period	$118,361	$262,707

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$38,086	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of vendor liabilities	$37,500
Deferred offering costs	$-	$143,146
Warrants issued with debt	$504,295	$97,911
Shares issued with debt	$32,200	$-
Issuance of common stock for prepaid services	$585,000	$-
Operating Lease liability	$-	$278,729
Option liability	$-	$7,328
Conversion of note payable and interest into convertible notes	$385,000	$-
Conversion of Demand loan into notes payable	$150,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jerrick Media Holdings, Inc.

March 31, 2020

Notes to the Condensed Consolidated Financial Statements

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses and (b) general economic conditions.

(iv)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk-free rate(s) to value share options and similar instruments.

(v)	Operating lease estimates and assumptions: These assets and liabilities are recognized based on the present value of future payments over the lease term at the commencement date. We estimate the incremental borrowing rate for each lease based on an evaluation of our credit ratings and the prevailing market rates for collateralized debt in a similar economic environment with similar payment terms and maturity dates commensurate with the terms of the lease.

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

As of March 31, 2020, the Company’s consolidated subsidiaries and/or entities are as follows:

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

Financial assets or liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

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

Estimated Useful Life (Years)

Computer equipment and software	3
Furniture and fixtures	5

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Long-lived Assets Including Goodwill and Other Acquired Intangibles Assets

We evaluate the recoverability of property and equipment and acquired finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any significant impairment charges during the three months ended March 31, 2020.

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. As of March 31, 2020, no impairment of goodwill has been identified.

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

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, we satisfy a performance obligation.

Revenue disaggregated by revenue source for the three months ended March 31, 2020 and 2019 consists of the following:

	Three Months Ended March 31,
	2020	2019
Branded content	$56,000	$20,071
Managed Services	192,251	-
Creator Subscriptions	35,962	-
Affiliate sales	8,149	3,122
Other revenue	780	11,141
	$293,142	$34,334

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

Subscription

Vocal+ is a premium subscription offering for Vocal creators.  In addition to joining for free, Vocal creators now have the option to sign up for a Vocal+ membership for either $9.99 monthly or $99 annually. Vocal+ subscribers receive access to value-added features such as increased rate of CPM cost per mille (thousand) (“CPM”) monetization, a decreased minimum withdrawal threshold, a discount on platform processing fees, member badges for their profiles, access to exclusive Vocal+ Challenges, and early access to new Vocal features. Subscription revenues stem from both monthly and annual subscriptions, the latter of which is amortized over a twelve-month period. Any customer payments received are recognized over the subscription period, with any payments received in advance being deferred until they are earned.

Managed Services

The Company provides Studio/Agency Service offerings to business-to-business (B2B) and business-to-consumer (B2C) product and service brands which encompasses a full range of digital marketing and e-commerce solutions. The Company’s services include the setup and ongoing management of clients’ websites, Amazon and Shopify storefronts and listings, social media pages, search engine marketing, and other various tools and sales channels utilized by e-commerce sellers for sales and growth optimization. Contracts are broken into three categories Partners, Monthly Services, and Projects. Contract amounts for Partner and Monthly Services clients range from approximately $500-$7,500 per month while Project amounts vary depending on the scope of work. Partner and Monthly clients are billed monthly for the work completed within that month. Partner Clients may or may not have an additional billing component referred to as Sales Performance Fee, which is a fee based upon a previously agreed upon percentage point of the client’s total sales for the month.

Deferred Revenue

Deferred revenue consists of billings and payments from clients in advance of revenue recognition. As of March 31, 2020 and 2019, the Company had deferred revenue of $44,010 and $0, respectively.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried when the Company uploads the articles and reaches the required number of views on the platform. We make estimates for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers. During the year ended March 31, 2020 the Company recorded $0 as reserve doubtful accounts. As of March 31, 2020 and 2019 the Company has an allowance for doubtful accounts of $33,503 and $0 respectively.

Stock-Based Compensation

The Company recognizes compensation expense for all equity–based payments granted in accordance with ASC 718 ”Compensation – Stock Compensation”. Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the years ended March 31, 2020 and 2019 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at March 31, 2020 and 2019:

	March 31,
	2020	2019
Options	911,500	882,500
Warrants	805,980	5,817,331
Convertible notes - related party	5,566	50,631
Convertible notes	1,290,253	188,039
Totals	3,013,299	6,938,501

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year presentation. The company reclassified $105,763 from current portion of operating lease right of use asset to operating lease right of use asset within the December 31, 2019 Balance Sheet. These reclassifications did not affect the prior period total assets, total liabilities, stockholders’ deficit, net loss or net cash used in operating activities.

Recently Adopted Accounting Guidance

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The adoption of ASU 2016-16 did not have a material impact on its condensed consolidated financial statements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). We do not believe the new guidance, which is effective for fiscal years beginning after December 15, 2019, will have a material impact on our consolidated financial statemen

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). The adoption of ASU 2017-04 did not have a material impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements for fair value measurements. The adoption of ASU 2018-13 did not have a material impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance requires companies to apply the internal-use software guidance in Accounting Standards Codification (“ASC”) 350-40 to implementation costs incurred in a hosting arrangement that is a service contract to determine whether to capitalize certain implementation costs or expense them as incurred. The adoption of ASU 2018-15 did not have a material impact on its condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

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

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit at March 31, 2020, a net loss of $3.0 million and net cash used in operating activities of $1.3 million for the reporting period then ended. The Company is in default on debentures as of the date of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

On January 30, 2020 the World Health Organization declared the COVID-19 coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The COVID-19 coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial impact will be to the Company, capital raising efforts and our operations may be negatively affected.

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

Following the closing of the transaction, Seller’s Choice’s financial statements as of the Closing were consolidated with the Condensed consolidated financial statements of the Company. These amounts are provisional and may be adjusted during the measurement period.

Following the closing of the merger transaction the Company’s investment in Seller’s Choice consisted of the following:

	Shares	Amount
Consideration paid:
Cash paid		$340,000
Common stock issued at closing (1)	333,334	$1,166,669
Note payable		660,000
Total consideration paid		$2,166,669

Total consideration		$2,166,669

(1)	The common stock issued at the closing of the Seller’s Choice Acquisition had a closing price of $3.50 per share on the date of the transaction.

The following presents the unaudited pro-forma combined results of operations of the Company with Seller’s Choice as if the entities were combined on January 1, 2019.

Three Months Ended
March 31, 2019
Revenues, net	$241,726
Net loss attributable to common shareholders	$(1,980,765)
Net loss per share	$(0.97)
Weighted average number of shares outstanding	7,024,864

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2019 or to project potential operating results as of any future date or for any future periods.

The Company consolidated Seller’s Choice as of the closing date of the Seller’s Choice Acquisition, and the results of operations of the Company since that date include that of Seller’s Choice.

Note 5 – Notes Payable

Notes payable as of March 31, 2020 and December 31, 2019 is as follows:

	Outstanding Principal as of
	March 31, 2020	December 31, 2019	Interest Rate	Maturity Date
Seller’s Choice Note	660,000	660,000	9.5%	September 2020
The First January 2020 Loan Agreement	-	-	6%	January 2020
The Second January 2020 Loan Agreement	-	-	5%	January 2020
The Third January 2020 Loan Agreement	-	-	10%	January 2020
The Fourth January 2020 Loan Agreement	-	-	7%	February 2020
The February 2020 Loan agreement	-	-	5%	March 2020
The First March 2020 Loan Agreement	11,000	-	25%	September 2020
The Second March 2020 Loan Agreement	17,000	-	19%	September 2021
	688,000	660,000
Less: Debt Discount	-	-
Less: Debt Issuance Costs	-	-
	$688,000	$660,000

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

The First January 2020 Loan Agreement

On January 3, 2020, the Company entered into a loan agreement (the “First January 2020 Loan Agreement”) with an individual (the “First January 2020 Lender”) whereby the First January 2020 Lender issued the Company a promissory note of $250,000 (the “First January 2020 Note”). Pursuant to the First January 2020 Loan Agreement, the First January 2020 Note has an effective interest rate of 6%. As additional consideration for entering in the First January 2020 Loan Agreement, the Company issued the First January 2020 Lender was issued 4,000 shares of the Company’s common stock. The maturity date of the First January 2020 Note was January 15, 2020 (the “First January 2020 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the First January 2020 Note were due.

During the three months ended March 31, 2020 the Company converted $250,000 in principal to the Third February 2020 convertible Note.

The Second January 2020 Loan Agreement

On January 14, 2020, the Company entered into a loan agreement (the “Second January 2020 Loan Agreement”) with an individual (the “Second January 2020 Lender”) whereby the Second January 2020 Lender issued the Company a promissory note of $10,000 (the “Second January 2020 Note”). Pursuant to the Second January 2020 Loan Agreement, the Second January 2020 Note has an effective interest rate of 5%. The maturity date of the Second January 2020 Note was January 24, 2020 (the “Second January 2020 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Second January 2020 Note were due. As additional consideration for entering in the Second January Loan Agreement, the Company issued a five-year warrant to purchase 150 shares of the Company’s common stock at a purchase price of $6.00 per share. The Company recorded a $580 debt discount relating to 150 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the three months ended March 31, 2020 the Company repaid $10,000 in principal and $500 in interest.

The Third January 2020 Loan Agreement

On January 22, 2020, the Company entered into a loan agreement (the “Third January 2020 Loan Agreement”) with an individual (the “Third January 2020 Lender”) whereby the Third January 2020 Lender issued the Company a promissory note of $15,000 (the “Third January 2020 Note”). Pursuant to the Third January 2020 Loan Agreement, the Third January 2020 Note has an effective interest rate of 10%. The maturity date of the Third January 2020 Note was January 29, 2020 (the “Third January 2020 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Third January 2020 Note were due. As additional consideration for entering in the Third January Loan Agreement, the Company issued a five-year warrant to purchase 225 shares of the Company’s common stock at a purchase price of $6.00 per share. The Company recorded a $892 debt discount relating to 225 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the three months ended March 31, 2020 the Company repaid $15,000 in principal and $1,500 in interest.

The Fourth January 2020 Loan Agreement

On January 23, 2020, the Company entered into a loan agreement (the “Fourth January 2020 Loan Agreement”) with an individual (the “Fourth January 2020 Lender”) whereby the Fourth January 2020 Lender issued the Company a promissory note of $135,000 (the “Fourth January 2020 Note”). Pursuant to the Fourth January 2020 Loan Agreement, the Fourth January 2020 Note has an effective interest rate of 7%. As additional consideration for entering in the First January 2020 Loan Agreement, the Company issued the First January 2020 Lender was issued 2,250 shares of the Company’s common stock. The maturity date of the Fourth January 2020 Note was February 23, 2020 (the “Fourth January 2020 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Fourth January 2020 Note were due.

During the three months ended March 31, 2020 the Company converted $135,000 in principal to the Second February 2020 convertible Note.

The February 2020 Loan Agreement

On February 25, 2020, the Company entered into a loan agreement (the “February 2020 Loan Agreement”) with an individual (the “February 2020 Lender”) whereby the February 2020 Lender issued the Company a promissory note of $15,000 (the “February 2020 Note”). Pursuant to the February 2020 Loan Agreement, the February 2020 Note has an effective interest rate of 5%. The maturity date of the February 2020 Note was March 3, 2020 (the “February 2020 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the February 2020 Note were due. As additional consideration for entering in the February 2020 Loan Agreement, the Company issued a five-year warrant to purchase 225 shares of the Company’s common stock at a purchase price of $6.00 per share. The Company recorded a $801 debt discount relating to 225 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the three months ended March 31, 2020 the Company repaid $15,000 in principal and $750 in interest.

The First March 2020 Loan Agreement

On March 23, 2020, the Company entered into a loan agreement (the “First March 2020 Loan Agreement”) with an individual (the “First March 2020 Lender”) whereby the First March 2020 Lender issued the Company a promissory note of $11,000 (the “First March 2020 Note”). Pursuant to the First March 2020 Loan Agreement, the First March 2020 Note has an effective interest rate of 25%. The maturity date of the First March 2020 Note is September 23, 2020 (the “First March 2020 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the First March 2020 Note are due.

The Second March 2020 Loan Agreement

On March 26, 2020, the Company entered into a loan agreement (the “Second March 2020 Loan Agreement”) with an individual (the “Second March 2020 Lender”) whereby the Second March 2020 Lender issued the Company a promissory note of $17,000 (the “Second March 2020 Note”). Pursuant to the Second March 2020 Loan Agreement, the Second March 2020 Note has an effective interest rate of 19%. The maturity date of the Second March 2020 Note is September 17, 2020 (the “Second March 2020 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Second March 2020 Note are due.

Note 6 – Convertible Note Payable

Convertible notes payable as of March 31, 2020 and December 31, 2019 is as follows:

	Outstanding Principal as of						Warrants granted
	March 31, 2020	December 31, 2019	Interest Rate	Conversion Price		Maturity Date	Quantity	Exercise Price
The February 2018 Convertible Note Offering	-	75,000	15%	4.00	(*)	January – February 2020	253,919	4.00
The March 2018 Convertible Note Offering	75,000	75,000	14%	4.00	(*)	March – April 2020	240,342	4.00
The February 2019 Convertible Note Offering	2,311,703	2,311,703	10%	5.00	(*)	February – March 2020	133,190	6.00
The November 2019 Convertible Note Offering	559,433	559,433	12%	4.50	(*)	May – June 2020	-	-
The First January 2020 convertible Loan Agreement	87,473	-	12%	$4.50	(*)	July – August 2020	-	-
The First February 2020 convertible Loan Agreement	85,000	-	10%	$4.00	(*)	August 2020	-	-
The Second February 2020 convertible Loan Agreement	200,000	-	12%	$4.50	(*)	February 2021	20,000	5.00
The Third February 2020 convertible Loan Agreement	1,500,000	-	12%	$4.50	(*)	February 2021	124,995	5.00
	4,818,608	3,021,136
Less: Debt Discount	(271,655)	(124,096)
Less: Debt Issuance Costs	(8,957)	(614)
	4,537,996	2,896,425
Less: Current Debt	(4,537,996)	(2,896,425
Total Long-Term Debt	$-	$-

(*)	As subject to adjustment as further outlined in the notes

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

During the year ended December 31, 2018, the Company converted $940,675 of principal and $86,544 of unpaid interest into the August 2018 Equity Raise.

During the year ended December 31, 2019 the company repaid $19,758 in interest.

During the three months ended March 31, 2020 the company repaid $75,000 in principal and $781.25 in interest, and the Notes are no longer outstanding.

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

During the year ended December 31, 2018, the Company converted $886,367 of principal and $51,293 of unpaid interest pursuant to the August 2018 Equity Raise.

During the three months ended March 31, 2020 the company accrued interest of $2,625.

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

During the three months ended March 31, 2020 the company accrued interest of $57,793.

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

During the three months ended March 31, 2020 the company accrued interest of $16,783.

The January 2020 Convertible Note Offering

During the three months ended March 31, 2020, the Company conducted an offering to accredited investors (the “January 2020 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “January 2020 Investors”) for aggregate gross proceeds of $87,473.

The January 2020 Convertible Note Offering consisted of (a) a 12% Convertible Promissory Note (each a “January 2020 Note” and together, the “January 2020 Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at the lesser of (i) a fixed conversion price equal to $4.50 per share or (ii) the price provided to investors in connection with (a) any private placement offerings or one or more registered public offerings by the Company under the Securities Act, pursuant to which the Company receives monies in the amount greater than $1,500,000 in exchange for securities of the Company, or (b) any private placement offerings or one or more registered public offerings by the Company under the Securities Act in connection with its listing onto a national securities exchange (a “Qualified Offering”).

The January 2020 Notes mature on the first (6th) month anniversary of their issuance dates. If an event of default occurs and is not cured within 30 days of the Company receiving notice, the notes will be convertible at 80% multiplied by the lowest VWAP of the common stock during the five (5) consecutive trading day period immediately preceding the date of the respective conversion, and a default interest rate of 24% will become effective.

The Conversion Price of the January 2020 Note are subject to adjustment for issuances of the Company’s common stock or any equity linked instruments or securities convertible into the Company’s common stock at a purchase price of less than the prevailing Conversion Price or Exercise Price. Such adjustment shall result in the Conversion Price being reduced to such lower purchase price, subject to carve-outs as described therein.

The Company recorded a $12,473 debt discount relating to original issue discount associated with these notes. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the three months ended March 31, 2020 the company accrued interest of $2,138.

The First February 2020 Convertible Loan Agreement

On February 4, 2020, the Company entered into a loan agreement (the “First February 2020 Loan Agreement”) with an individual (the “First February 2020 Lender”), the First February 2020 Lender issued the Company a promissory note of $85,000 (the “First February 2020 Note”). Pursuant to the First February 2020 Loan Agreement, the First February 2020 Note has interest of ten percent (10%).

The First February 2020 Note are convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at the lesser of (i) a fixed conversion price equal to $4.00 per share or (ii) the price provided to investors in connection with (a) any private placement offerings or one or more registered public offerings by the Company under the Securities Act, pursuant to which the Company receives monies in the amount greater than $1,500,000 in exchange for securities of the Company, or (b) any private placement offerings or one or more registered public offerings by the Company under the Securities Act in connection with its listing onto a national securities exchange (a “Qualified Offering”).

The First February 2020 Notes mature on the first (6th) month anniversary of their issuance dates. In the event that the Offering’s Purchasers do not choose to convert the Notes into the Common Stock on or prior to the Maturity Dates and the Notes have not been repaid or an event of default occurs as defined in the Notes, the notes will be convertible at the lesser of the fixed conversion price or 65% multiplied by the lowest trade of the common stock during the twenty (20) consecutive trading day period immediately preceding the date of the respective conversion and a default interest rate of 15% will be applied.

The Conversion Price of the First February 2020 Note are subject to adjustment for issuances of the Company’s common stock or any equity linked instruments or securities convertible into the Company’s common stock at a purchase price of less than the prevailing Conversion Price or Exercise Price. Such adjustment shall result in the Conversion Price being reduced to such lower purchase price, subject to carve-outs as described therein.

The Company recorded a $8,000 debt discount relating to original issue discount associated with these notes. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the three months ended March 31, 2020 the company accrued interest of $1,983.

The Second February 2020 Convertible Loan Agreement

On February 11, 2020, the Company entered into a loan agreement (the “Second February 2020 Loan Agreement”) with an individual (the “Second February 2020 Lender”), the Second February 2020 Lender issued the Company a promissory note of $200,000 (the “Second February 2020 Note”). Pursuant to the Second February 2020 Loan Agreement, the Second February 2020 Note has interest of ten percent (12%).  As additional consideration for entering in the Second February 2020 convertible Loan Agreement, the Company issued a five-year warrant to purchase 20,000 shares of the Company’s common stock at a purchase price of $5.00 per share.

The Second February 2020 Note is convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at the lesser of (i) a fixed conversion price equal to $4.50 per share or (ii) the price provided to investors in connection with (a) any private placement offerings or one or more registered public offerings by the Company under the Securities Act, pursuant to which the Company receives monies in the amount greater than $1,500,000 in exchange for securities of the Company, or (b) any private placement offerings or one or more registered public offerings by the Company under the Securities Act in connection with its listing onto a national securities exchange (a “Qualified Offering”).

The Second February 2020 Note matures on the first (12th) month anniversary of its issuance date. In the event that the Offering’s Purchasers do not choose to convert the Notes into the Common Stock on or prior to the Maturity Date and the Note is unpaid, the note will be convertible at the lesser of the fixed conversion price or 75% multiplied by the lowest trade of the common stock during the twenty (20) consecutive trading day period immediately preceding the date of the respective conversion.

The Conversion Price of the First February 2020 Note is subject to adjustment for issuances of the Company’s common stock or any equity linked instruments or securities convertible into the Company’s common stock at a purchase price of less than the prevailing Conversion Price or Exercise Price. Such adjustment shall result in the Conversion Price being reduced to such lower purchase price, subject to carve-outs as described therein.

The Company recorded a $33,340 debt discount relating to original issue discount associated with this note. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the three months ended March 31, 2020 the company accrued interest of $5,267.

The Third February 2020 convertible Loan Agreement

On February 25, 2020, the Company entered into a loan agreement (the “Third February 2020 Loan Agreement”) with an individual (the “Third February 2020 Lender”), the Third February 2020 Lender issued the Company a promissory note of $1,500,000 (the “Third February 2020 Note”). The Company received proceeds of $864,950 and converted notes payable of $385,000 in exchange for the note (see Note 5).  Pursuant to the Third February 2020 Loan Agreement, the Second February 2020 Note has interest of ten percent (12% ).

The Third February 2020 Note is convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at the lesser of (i) a fixed conversion price equal to $4.50 per share or (ii) the price provided to investors in connection with (a) any private placement offerings or one or more registered public offerings by the Company under the Securities Act, pursuant to which the Company receives monies in the amount greater than $1,500,000 in exchange for securities of the Company, or (b) any private placement offerings or one or more registered public offerings by the Company under the Securities Act in connection with its listing onto a national securities exchange (a “Qualified Offering”).

The Third February 2020 mature on the first (12th) month anniversary of their issuance dates. In the event that the Offering’s Purchasers do not choose to convert the Notes into the Common Stock on or prior to the Maturity Dates and the note is unpaid, the notes will be convertible at the lower of the fixed conversion price or 75% multiplied by the lowest trade of the common stock during the twenty (20) consecutive trading day period immediately preceding the date of the respective conversion.

The Conversion Price of the Third February 2020 Note are subject to adjustment for issuances of the Company’s common stock or any equity linked instruments or securities convertible into the Company’s common stock at a purchase price of less than the prevailing Conversion Price or Exercise Price. Such adjustment shall result in the Conversion Price being reduced to such lower purchase price, subject to carve-outs as described therein.

In accordance with ASC 470-50, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the note exchange as described above as a debt extinguishment. The Company recorded a loss on debt extinguishment of $535,041. This represents the fair value of the warrants issued $445,705 and a debt premium of $89,336. The note has an effective interest rate of 24%. The Company recorded a debt discount of $160,714. This is made up of an original issue discount of $250,050 less a debt premium of $89,336.

During the three months ended March 31, 2020 the company accrued interest of $17,500.

Note 7 – Related Party

Convertible notes

Convertible notes payable – related party as of March 31, 2020 and 2019 is as follows:

	Outstanding Principal as of				Warrants granted
	March 31, 2019	December 31, 2019	Interest Rate	Maturity Date	Quantity	Exercise Price
The March 2018 Convertible Note Offering	400	400	14%	April 2020	59,850	4.00
The February 2019 Convertible Note Offering	20,000	20,000	10%	May 2020	1,320	6.00
	20,400	20,400
Less: Debt Discount	(2)	(13)
Less: Debt Issuance Costs	-	-
	20,398	20,387
Less: Current Debt	(20,398)	(20,387)
Total Long-Term Debt	$-	$-

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

During the year ended December 31, 2018, the Company converted $239,000 of principal and $15,401 of unpaid interest into the August 2018 Equity Raise.

During the three months ended March 31, 2020 the company accrued interest of $14.

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

During the three months ended March 31, 2020 the company accrued interest of $500.

Notes payable

Notes payable – related party as of March 31, 2020 and December 31, 2019 is as follows:

	Outstanding Principal as of				Warrants granted
	March 31, 2020	December 31, 2019	Interest Rate	Maturity Date	Quantity	Exercise Price
The June 2018 Frommer Loan Agreement	10,000	10,000	6%	August 17, 2018	1,500	4.00
The July 2018 Schiller Loan Agreements	20,863	20,863	6%	August 17, 2018	7,500	4.00
The June 2019 Loan Agreement	4,825,000	4,825,000	12.5%	December 3, 2019	-	-
The December 2019 Gravitas Loan Agreement	150,116	300,000	6.7%	March 1, 2020	-	-
The January 2020 Rosen Loan Agreement	132,500	-	-	February 2020	-	-
The February 2020 Banner Loan Agreement	-	-	-	February 2020	148	6.00
The February 2020 Frommer Loan Agreement	-	-	-	February 2020	45	6.00
	5,138,479	5,155,863
Less: Debt Discount	-	-
Less: Debt Issuance Costs	-	(26,521)
	5,138,479	5,129,342
Less: Current Debt	(5,138,479)	(5,129,342)
	$-	$-

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

During the three months ended March 31, 2020 the company accrued interest of $199.

 The July 2018 Schiller Loan Agreement

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

 During the three months ended March 31, 2020 the company accrued interest of $416.

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

The December 2019 Gravitas Loan Agreement

On December 23, 2019, the Company entered into a loan agreement (the “December 2019 Gravitas Loan Agreement”), whereby the Company issued Gravitas a promissory note in the principal amount of $300,000 (the “December 2019 Gravitas Note”). Pursuant to the December 2019 Gravitas Loan Agreement, the December 2019 Gravitas Note has a flat interest payment of $20,000. Subsequent to March 31, 2020 the Company and Gravitas have agreed to extend this Loan Agreement.

During the three months ended March 31, 2020 the company accrued interest of $5,000.

During the three months ended March 31, 2020, the Company repaid $149,884 in principal.

The January 2020 Rosen Loan Agreement

On January 14, 2020, the Company entered into a loan agreement (the “January 2020 Rosen Loan Agreement”), whereby the Company issued a promissory note in the principal amount of $150,000 (the “January 2020 Rosen Note”). Pursuant to the January 2020 Rosen Loan Agreement, the January 2020 Rosen Note accrues interest at a fixed amount of $2,500 for the duration of the note.

During the three months ended March 31, 2020 the company accrued interest of $20,500.

During the three months ended March 31, 2020 the Company repaid $17,500 in principal and $12,500 in interest.

The February Banner 2020 Loan Agreement

On February 15, 2020, the Company entered into a loan agreement (the “February 2020 Banner Loan Agreement”), whereby the Company issued a promissory note in the principal amount of $9,900 (the “February 2020 Note”) for expenses paid on behalf of the Company by an employee. Pursuant to the February 2020 Loan Agreement, the February 2020 Note bears interest at a rate of $495. As additional consideration for entering in the February 2020 Loan Agreement, the Company issued a five-year warrant to purchase 148 shares of the Company’s common stock at a purchase price of $6.00 per share.

During the three months ended March 31, 2020 the Company repaid $9,900 in principal and $495 in interest.

The February 2020 Frommer Loan Agreement

On February 18, 2020, the Company entered into a loan agreement (the “February 2020 Frommer Loan Agreement”) with Jeremy Frommer, an officer of the Company, whereby the Company issued Frommer a promissory note in the principal amount of $2,989 (the “February 2020 Frommer Note”). As additional consideration for entering in the June 2018 Frommer Note Loan Agreement, the Company issued Frommer a five-year warrant to purchase 45 shares of the Company’s common stock at a purchase price of $6.00 per share. Pursuant to the February 2020 Frommer Loan Agreement, the note is payable on the maturity date of February 28, 2020 (the “February 2020 Frommer Maturity Date”).

During the three months ended March 31, 2020 the Company repaid $2,989 in principal and $160 in interest.

Demand loan

On June 13, 2019, Standish made non-interest bearing loans of $100,000 to the Company in the form of cash. The loan is due on demand and unsecured. During the year ended December 31, 2019 the company repaid $25,000 of principal.

On December 17, 2019, Standish made non-interest bearing loans of $150,000 to the Company in the form of cash. The loan is due on demand and unsecured.

During the three months ended March 31, 2020, the Company repaid $150,000 in principal.

On March 27, 2020, a lender made non-interest bearing loans of $100,000 to the Company in the form of cash. The loan is due on demand and unsecured.

Officer compensation

During the three months ended March 31, 2020 the Company paid $19,394 for living expenses for officers of the Company.

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

Common Stock

On January 30, 2020, the Company issued 150,000 shares of its restricted common stock to consultants in exchange for three months of services at a fair value of $585,000. These shares were recorded as common stock issued for prepaid services and will be expensed over the life of the consulting contract to share based payments. During the three months ended March 31, 2020 the Company recorded $392,143 to share based payments.

On January 6, 2020, the Company issued 4,236 shares of its restricted common stock to settle outstanding vendor liabilities of $12,500. In connection with this transaction the Company also recorded a loss on settlement of vendor liabilities of $4,233.

 On March 5, 2020, the Company issued 6,459 shares of its restricted common stock to settle outstanding vendor liabilities of $25,000. In connection with this transaction the Company also recorded a gain on settlement of vendor liabilities of $1,098.

On March 13, 2020 the Company entered into an exchange agreement with a warrant holder. The company agreed to exchange 17,500 warrants for 15,000 shares of the company common stock. In connection with this agreement the company recorded a loss on conversion of warrants to stock of $5,772

On March 19, 2020, the Company issued 60,000 shares of its restricted common stock to settle outstanding vendor liabilities of $72,048. In connection with this transaction the Company also recorded a gain on settlement of vendor liabilities of $122,953.

Warrants

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for warrants granted during the three months ended March 31, 2020 are as follows:

	March 31, 2020	March 31, 2019
Exercise price	$5.00 - 6.00	$6.00
Expected dividends	0%	0%
Expected volatility	235.82% - 237.39%	108.16%
Risk free interest rate	1.16% - 1.63%	2.23% - 2.5%
Expected life of warrant	5 years	4 – 5 years

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding and Exercisable – December 31, 2019	742,221	$5.25
Granted	145,788	5.00
Exercised	-	-
Forfeited/Cancelled	(81,429)	4.00
Outstanding and Exercisable – March 31, 2020	806,580	5.33

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.33	806,580	3.15	5.33	806,580	3.15

During the three months ended March 31, 2020, a total of 600 warrants were issued with notes payable (See Note 5 above). The warrants have a grant date fair value of $523,802 using a Black-Scholes option-pricing model and the above assumptions.

During the three months ended March 31, 2020, a total of 144,995 warrants were issued with convertible notes (See Note 6 above). The warrants have a grant date fair value of $523,802 using a Black-Scholes option-pricing model and the above assumptions.

During the three months ended March 31, 2020, a total of 193 warrants were issued with notes payable – related party (See Note 7 above). The warrants have a grant date fair value of $753 using a Black-Scholes option-pricing model and the above assumptions.

Note 9 – Commitments and Contingencies

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (NOLs) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three months ended March 31.

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

The components of lease expense were as follows:

Three Months Ended March 31, 2020
Operating lease cost	$17,384
Short term lease cost	3,974
Total net lease cost	$21,358

Supplemental cash flow and other information related to leases was as follows:

Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease payments	16,099

Weighted average remaining lease term (in years):	3.3

Weighted average discount rate:	13%

Total future minimum payments required under the lease as of March 31, 2020 are as follows:

Twelve Months Ending December 31,
2020	$105,920
2021	110,010
2022	116,312
2023	23,735
Total	$355,977

Rent expense for the three months ended March 31, 2020 and 2019 was $21,358 and $20,690 respectively.

Note 10 – Subsequent Events

Subsequent to March 31, 2020 the company entered into five convertible promissory note agreements. The Company received proceeds of $403,000.

On May 5, 2020, Jerrick Ventures LLC (“Jerrick Ventures”), a wholly-owned subsidiary of Jerrick Media Holdings, Inc. (“Jerrick”), was granted a loan (the “Loan”) from PNC Bank, N.A. in the principal amount of $412,500, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The Loan, which was in the form of a Note dated May 4, 2020 issued by Jerrick Ventures (the “Note”), matures on May 4, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing on November 4, 2020. The Note may be prepaid by Jerrick Ventures at any time prior to maturity without payment of any premium. Funds from the Loan may only be used to retain workers and maintain payroll or make mortgage payments, lease payments and utility payments. Jerrick Ventures intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

On May 7, 2020, the board of directors approved the Jerrick Media Holdings, Inc. 2020 Omnibus Equity Incentive Plan (the “Plan”). Only employees, non-employee directors and consultants are eligible for awards under the Plan. The Plan provides for awards in the form of options (incentive stock options or nonstatutory stock options) restricted stock grants, and restricted stock unit grants. Up to 7,500,000 shares of common stock may be issued under the Plan and the option exercise price of stock options granted under the Plan shall not be less than 100% of the Fair Market Value (as defined in the Plan) (110% for 10% shareholders in the case of ISOs) of a share of common stock on the date of the grant. The option exercise price may be payable in cash, surrender of stock, cashless exercise or net exercise. Each grant awarded under the Plan shall be evidenced by a grant agreement and may or may not be subject to vesting. The Plan is subject to the approval of the Company’s stockholders within one year of the date of adoption by the Board of Directors. If the Plan is not approved by the stockholders before the first anniversary of the date of adoption, then the Plan shall terminate and any awards granted under the Plan shall be terminated. If the stockholders timely approve the Plan, then the Plan shall terminate on the tenth anniversary of the date of adoption by the Board of Directors. The Board of Directors may amend or terminate the Plan at any time and for any reason. An amendment of the Plan shall be subject to the approval of the Company’s stockholders only to the extent required by applicable laws, regulations or rules.

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

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2020.

Overview

Jerrick Media Holdings, Inc. (OTCQB: JMDA). provides technology solutions for content creators, brands and their respective audiences through its flagship digital media platform Vocal.

We believe that Jerrick’s agile business framework and Vocal’s design and development capabilities provide a sustainable, capital light operational infrastructure. Vocal’s technology is built to scale, while the rate of growth can be modulated up or down based on available capital and the relative tightness of the capital markets.

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

The Vocal platform is home to over 600,000 content creators and brands of all shapes and sizes, and attracts audiences across a network of the Company’s 100% owned-and-operated communities. The platform’s unique canvas-style editor supports content creation utilizing a wide range of rich-media assets including streaming content, photos, videos, podcasts, product links, written word, and more. Vocal makes it easy for creators to produce well-constructed, search engine optimized, and engaging content. Additionally, creators can upgrade to Vocal+, and pay a premium subscription fee to access a suite of additional features such as an increased rate of CPM monetization, brand collaborations, the ability to enter exclusive members-only Challenges, early access to new features, and other rewards.

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

In 2018, the Company launched its in-house creative studio, Vocal for Brands. Vocal for Brands partners brands with authentic, like-minded Vocal creators to produce bespoke branded content campaigns, brand-sponsored creator Challenges, and other types of branded experiences on the Vocal platform that build brand engagement, trust, and drive results.. With the introduction of Challenges in early first quarter 2020, brands can now tap into Vocal’s network of approximately 600,000 content creators and encourage them to interact with, learn about and promote their brand while benefiting from Vocal’s brand-safe, moderated, and curated environment. Brand-sponsored Challenges effectively yield a collection of crowdsourced branded content for brands and help them reach a wider audience.

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

Jerrick’s resources and Vocal’s proprietary technology were designed to amplify creator subscriptions as well as convert on direct to consumer brand opportunities. Further, the Vocal platform’s unique underlying architecture generates scalable and sustainable revenues, and lends itself well to future acquisitions and white-label opportunities for Jerrick.

Results of Operations

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2020 compared to December 31, 2019:

	March 31, 2020	December 31, 2019 (Revised)	Increase / (Decrease)
Current Assets	$397,917	$78,063	$319,854
Current Liabilities	$12,809,118	$10,928,830	$1,880,288
Working Capital Deficit	$(12,411,201)	$(10,850,767)	$(1,560,434)

At March 31, 2020, we had a working capital deficit of $12,411,201 as compared to a working capital deficit of $10,850,767 at December 31, 2019, an increase of $1,560,434. The increase is primarily attributable to an increase in notes payable related party, convertible notes payable, and accounts payable.

Net Cash

Net cash used in operating activities for the three months ended March 31, 2020 and 2019, was $1,314,863 and $1,461,053, respectively. The net loss for the three months ended March 31, 2020 and 2019 was $2,985,997 and $1,884,441, respectively. This change is primarily attributable to the net loss for the current period offset by share-based payments in the amount of $ 392,143 to employees and consultants for services rendered, the accretion of debt discount and debt issuance costs of $186,948 due to the incentives given with debentures, and a loss on extinguishment of debt of $535,041 in addition to a change in accounts payable and accrued expenses of $418,338. These increases were offset by a change in accounts receivable during the three months ended March 31, 2020.

Net cash used in investing activities for the three months ended March 31, 2020 and 2019 was $0 and $2,801, respectively. This change is attributable to the cash paid for property and equipment and the cash consideration for the acquisition.

Net cash provided by financing activities for the three months ended March 31, 2020 and 2019 was $1,430,826 and $1,726,561. During the three months ended March 31, 2020 period, the Company was predominantly financed by issuance of debt and related party notes of $1,475,610 and $252,989, respectively to fund operations. These increases were offset by repayment of notes and related party notes of $115,000 and $180,273, respectively.

Summary of Statements of Operations for the Three Months Ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Revenue	$293,142	$34,334
Operating Expenses	$(2,119,091)	$(1,739,328)
Loss from operations	$(1,825,949)	$(1,704,994)
Other Expenses	$(1,160,048)	$(179,447)
Net loss	$(2,985,997)	$(1,884,441)
Loss per common share – basic and diluted	$(0.32)	$(0.28)

Revenue

Revenue was $293,142 for the three months ended March 31, 2020, as compared to $34,334 for the comparable three months ended March 31, 2019, an increase of $258,808. The increase in revenue is primarily attributable to the launch and steady growth of Vocal+ paid subscribers, the rising price points for Vocal for Brands campaigns, and the integration of Seller’s Choice into Jerrick following the Company’s successful acquisition in late third quarter 2019.

Operating Expenses

Operating expenses for the three months ended March 31, 2020 were $2,119,091 as compared to $1,739,328 for the three months ended March 31, 2019. The increase of $379,763 in operating expenses is the result of an increase in general and administrative expenses and consulting fees. The increase to these expenses is mainly related to the acquisition of Seller’s Choice and subsequent integration into Jerrick’s infrastructure, as well as the implementation of the Company’s future business plans.

Loss from Operations

Loss from operations for the three months ended March 31, 2020 was $1,803,675 as compared to $1,825,949 for the three months ended March 31, 2019. The increase in the loss from operations is primarily due to increased expenses due to the continued development of the Vocal platform, the acquisition of Seller’s Choice and the implementation of the Company’s future business plans.

Other Expenses

Other expenses for the three months ended March 31, 2020 was $1,160,048 as compared to $179,447 for the three months ended March 31, 2019. Other expenses during the three months ended March 31, 2020 was comprised of interest expense of $375,530 on notes and related party notes, accretion of debt discount and issuance cost of $186,947 due to the incentives given with debentures, a loss on extinguishment of debt of $535,040. These expenses were offset by other income from an Australian tax credit for research and development of $63,556. During the three months ended March 31, 2019, other expenses were comprised of interest expense of $54,569 on notes and related party notes and accretion of debt discount and issuance cost of $47,364 due to the incentives given with debentures, loss on extinguishment of liabilities of $77,514 for the incentives given to amend or convert debt.

Net Loss

Net loss attributable to common shareholder for the three months ended March 31, 2020, was $2,985,997, or loss per share of $0.32, as compared to a net loss of $1,884,441, or loss per share of $0.28, for the three months ended March 31, 2019.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 of the Condensed Consolidated Financial Statements. During the three months ending March 31, 2020, we were not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses. However, if we complete an acquisition, we will be required to make estimates and assumptions typical of other companies. For example, we will be required to make critical accounting estimates related to valuation and accounting for business combinations. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive and Financial Officer concluded our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three and nine months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our most recent Annual Report on Form 10-K for the year ended December 31, 2019, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except as noted below.

Unfavorable global economic, business, or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, including the impact of health and safety concerns, such as those relating to the current COVID-19 coronavirus (“COVID-19”) pandemic. The recent global financial crisis in connection with the COVID-19 pandemic has caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our Vocal platform and our ability to raise additional capital when needed on acceptable terms, if at all. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2020, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q as listed below. All of the securities discussed in this Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

The Second January 2020 Loan Agreement

On January 14, 2020, the Company entered into a loan agreement (the “Second January 2020 Loan Agreement”) with an individual (the “Second January 2020 Lender”) whereby the Second January 2020 Lender issued the Company a promissory note of $10,000 (the “Second January 2020 Note”). As additional consideration for entering in the Second January Loan Agreement, the Company issued a five-year warrant to purchase 150 shares of the Company’s common stock at a purchase price of $6.00 per share.

The Third January 2020 Loan Agreement

On January 22, 2020, the Company entered into a loan agreement (the “Third January 2020 Loan Agreement”) with an individual (the “Third January 2020 Lender”) whereby the Third January 2020 Lender issued the Company a promissory note of $15,000 (the “Third January 2020 Note”). As additional consideration for entering in the Third January Loan Agreement, the Company issued a five-year warrant to purchase 225 shares of the Company’s common stock at a purchase price of $6.00 per share.

The Second February 2020 convertible Loan Agreement

On February 11, 2017, the Company entered into a loan agreement (the “Second February 2020 Loan Agreement”) with an individual (the “Second February 2020 Lender”), the Second February 2020 Lender issued the Company a promissory note of $200,000 (the “Second February 2020 Note”). As additional consideration for entering in the Second February 2020 convertible Loan Agreement, the Company issued a five-year warrant to purchase 20,000 shares of the Company’s common stock at a purchase price of $5.00 per share.

The February 2020 Banner Loan Agreement

On February 15 2020, the Company entered into a loan agreement (the “February 2020 Banner Loan Agreement”), whereby the Company issued a promissory note in the principal amount of $9,900 (the “February 2020 Note”). As additional consideration for entering in the February 2020 Loan Agreement, the Company issued a five-year warrant to purchase 148 shares of the Company’s common stock at a purchase price of $6.00 per share.

The February 2020 Frommer Loan Agreement

On February 18, 2020, the Company entered into a loan agreement (the “February 2020 Frommer Loan Agreement”) with Jeremy Frommer, an officer of the Company, whereby the Company issued Frommer a promissory note in the principal amount of $2,989 (the “February 2020 Frommer Note”). As additional consideration for entering in the June 2018 Frommer Note Loan Agreement, the Company issued Frommer a five-year warrant to purchase 45 shares of the Company’s common stock at a purchase price of $6.00 per share.

The February 2020 Loan Agreement

On February 25, 2020, the Company entered into a loan agreement (the “February 2020 Loan Agreement”) with an individual (the “February 2020 Lender”) whereby the February 2020 Lender issued the Company a promissory note of $15,000 (the “February 2020 Note”). As additional consideration for entering in the February 2020 Loan Agreement, the Company issued a five-year warrant to purchase 225 shares of the Company’s common stock at a purchase price of $6.00 per share.

Consultant Shares

During the 3 months ended March 31, 2020, the Company issued 160,695 shares to consultants.

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

JERRICK MEDIA HOLDINGS, INC.

Date: May 15, 2020	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)