Form 10-Q
period 2020-06-30
Jerrick Media Holdings, Inc.
filed 2020-08-14
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

As of August 13, 2020, there were 9,959,812 shares outstanding of the registrant’s common stock.

- i -

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Jerrick Media Holdings, Inc.

June 30, 2020

Jerrick Media Holdings, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)

Assets

Current Assets
Cash	$44,628	$11,637
Prepaid expenses	-	4,127
Accounts receivable, net	76,462	50,849
Note receivable – related party	11,450	11,450
Marketable securities	176,325	-
Total Current Assets	308,865	78,063

Property and equipment, net	34,741	42,363

Intangible assets	1,024,299	1,087,278

Goodwill	1,035,795	1,035,795

Deposits and other assets	48,973	16,836

Operating lease right of use asset	276,742	311,711

Total Assets	$2,729,415	$2,572,046

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$2,851,017	$1,763,222
Demand loan	325,000	225,000
Convertible Notes - related party, net of debt discount	20,000	20,387
Convertible Notes, net of debt discount and issuance costs	5,151,540	2,896,425
Current portion of operating lease payable	76,833	105,763
Note payable - related party, net of debt discount	4,990,979	5,129,342
Note payable, net of debt discount and issuance costs	1,314,634	660,000
Unrecognized tax benefit	68,000	68,000
Deferred revenue	55,959	50,691
Warrant liability	-	10,000

Total Current Liabilities	14,853,962	10,928,830

Non-current Liabilities:
Note payable	401,764	-
Operating lease payable	197,810	201,944

Total Non-current Liabilities	599,574	201,944

Total Liabilities	15,453,536	11,130,774

Commitments and contingencies

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value, 0 and 31,581 shares issued and outstanding, respectively	-	-
Series B Preferred stock, $0.001 par value, 0 and 8,063 shares issued and outstanding, respectively	-	-
Series D Preferred stock, $0.001 par value, 0 and 914 shares issued and outstanding, respectively	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 9,982,195 issued and 9,959,812 outstanding as of June 30, 2020 and 9,178,937 issued and 9,019,087 outstanding as of December 31, 2019	9,982	9,179
Additional paid in capital	39,069,009	36,385,699
Accumulated deficit	(51,708,425)	(44,580,437)
Accumulated other comprehensive income (loss)	(34,525)	(5,995)
Less: Treasury stock, 22,383 and 159,850 shares, respectively	(60,162)	(367,174)
	(12,724,121)	(8,558,728)

Total Liabilities and Stockholders’ Deficit	$2,729,415	$2,572,046

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Jerrick Media Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net revenue	$322,540	$7,181	$615,682	$41,515

Gross margin	322,540	7,181	615,682	41,515

Operating expenses
Compensation	1,893,178	545,037	2,266,698	1,271,611
Consulting fees	902,099	191,254	1,552,106	397,631
Research and development	35,705	13,559	171,275	354,898
General and administrative	1,026,810	659,452	1,986,804	1,124,490

Total operating expenses	3,857,792	1,409,302	5,976,883	3,148,630

Loss from operations	(3,535,252)	(1,402,121)	(5,361,201)	(3,107,115)

Other income (expenses)
Other income	14,229	-	77,785	-
Interest expense	(491,206)	(110,032)	(866,736)	(164,601)
Accretion of debt discount and issuance cost	(140,274)	(69,626)	(327,221)	(116,990)
Settlement of vendor liabilities	-	-	(126,087)	-
Gain on marketable securities	10,042	-	10,042	-
Loss on extinguishment of debt	-	(3,635)	(535,040)	(81,149)
Gain on settlement of debt	470	-	470	-

Other expenses, net	(606,739)	(183,293)	(1,766,787)	(362,740)

Loss before income tax provision	(4,141,991)	(1,585,414)	(7,127,988)	(3,469,855)

Income tax provision	-	-	-	-

Net loss	$(4,141,991)	$(1,585,414)	$(7,127,988)	$(3,469,855)

Deemed dividend	-	-	-	-
Inducement expense	-	(7,628)	-	(7,628)

Net loss attributable to common shareholders	(4,141,991)	(1,577,786)	(7,127,988)	(3,462,227)

Other comprehensive income (loss)

Currency translation (loss)	(19,291)	-	(28,530)	-

Comprehensive loss	$(4,161,282)	$(1,577,786)	$(7,156,518)	$(3,462,227)

Per-share data
Basic and diluted loss per share	$(0.43)	$(0.20)	$(0.76)	$(0.47)

Weighted average number of common shares outstanding	9,582,964	8,072,257	9,368,777	7,389,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jerrick Media Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended June 30, 2020 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance, March 31, 2020	-	$-	-	$-	-	$-	9,422,683	$9,423	(159,850)	$(367,174)	$37,748,356	$(47,566,434)	$(15,234)	$(10,191,063)

Shares issued with note payable	-	-	-	-	-	-	16,272	16	-	-	27,281	-	-	27,297

Conversion of warrants to stock	-	-	-	-	-	-	6,718	7	-	-	(10,007)	-	-	(10,000)

Conversion of options to stock	-	-	-	-	-	-	688,473	688	-	-	1,404,976	-	-	1,405,664

Stock warrants issued with note payable	-	-	-	-	-	-	-	-	-	-	247,281	-	-	247,281

Cancellation of Treasury stock	-	-	-	-	-	-	(151,951)	(152)	151,951	349,030	(348,878)	-	-	-

Purchase of treasury stock	-	-	-	-	-	-	-	-	(14,484)	(42,018)	-	-	-	(42,018)

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	(19,291)	(19,291)

Net loss for the three months ended June 30, 2020	-	-	-	-	-	-	-	-	-	-	-	(4,141,991)	-	(4,141,991)

Balance, June 30, 2020	-	$-	-	$-	-	$-	9,982,195	$9,982	(22,383)	$(60,162)	$39,069,009	$(51,708,425)	$(34,525)	$(12,724,121)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jerrick Media Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2020 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance, December 31, 2019	-	$-	-	$-	-	$-	9,178,937	$9,179	(159,850)	$(367,174)	$36,385,699	$(44,580,437)	$(5,995)	$(8,558,728)

Shares issued with notes payable	-	-	-	-	-	-	24,322	24	-	-	58,912	-	-	58,936

Shares issued for services	-	-	-	-	-	-	150,000	150	-	-	584,848	-	-	584,998

Shares issued to settle vendor liabilities	-	-	-	-	-	-	70,696	71	-	-	235,564	-	-	235,635

Conversion of warrants to stock	-	-	-	-	-	-	21,718	22	-	-	(4,250)	-	-	(4,228)

Conversion of options to stock	-	-	-	-	-	-	688,473	688	-	-	1,404,976	-	-	1,405,664

Stock warrants issued with note payable	-	-	-	-	-	-	-	-	-	-	752,138	-	-	752,138

Cancellation of Treasury stock	-	-	-	-	-	-	(151,951)	(152)	151,951	349,030	(348,878)	-	-	-

Purchase of treasury stock	-	-	-	-	-	-	-	-	(14,484)	(42,018)	-	-	-	(42,018)

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	(28,530)	(28,530)

Net loss for the six months ended June 30, 2020	-	-	-	-	-	-	-	-	-	-	-	(7,127,988)	-	(7,127,988)

Balance, June 30, 2020	-	$-	-	$-	-	$-	9,982,195	$9,982	(22,383)	$(60,162)	$39,069,009	$(51,708,425)	$(34,525)	$(12,724,121)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jerrick Media Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended June 30, 2019 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2019	-	$-	-	$-	-	$-	6,730,306	$6,730	(111,667)	$(220,781)	$35,091,928	$(38,429,506)	$(3,551,629)

Stock based compensation	-	-	-	-	-	-	-	-	-	-	122,776	-	122,776

Cash received for common stock and warrants	-	-	-	-	-	-	-	-	-	-	-	-	-

Tender offering	-	-	-	-	-	-	2,100,173	2,101	-	-	(2,101)	-	-

Stock issuance cost	-	-	-	-	-	-	-	-	-	-	(35,000)	-	(35,000)

Stock warrants issued with note payable			-	-	-	-	-	-	-	-	1,153,353	-	1,153,353

Purchase of treasury stock and warrants	-	-	-	-	-	-	-	-	(38,183)	(141,393)	(89,034)	-	(230,427)

Inducement expense	-	-	-	-	-	-	-	-	-	-	-	7,626	7,626

Net loss for the three months ended June 30, 2019	-	-	-	-	-	-	-	-	-	-	-	(1,585,414)	(1,585,414)

Balance, June 30, 2019	-	$-	-	$-	-	$-	8,830,479	$8,831	(149,850)	$(362,174)	$35,241,922	$(40,007,294)	$(5,118,715)

See accompanying notes to the consolidated financial statements

Jerrick Media Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2019 (Unaudited)

	Series A		Series B		Series D						Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2018	-	$-	-	$-	-	$-	6,475,340	$6,475	(27,667)	$(52,341)	$34,100,327	$(36,545,065)	$(2,490,604)

Stock based compensation	-	-	-	-	-	-	125,000	126	-	-	433,959	-	434,085

Cash received for common stock and warrants	-	-	-	-	-	-	129,966	130	-	-	649,699	-	649,829

Tender offering	-	-	-	-	-	-	2,100,173	2,100			(2,100)	-	-

Stock issuance cost	-	-	-	-	-	-	-	-	-	-	(178,146)	-	(178,146)

Stock warrants issued with note payable	-	-	-	-	-	-	-	-	-	-	328,777	-	328,777

Purchase of treasury stock and warrants	-	-	-	-	-	-	-	-	(122,183)	(309,833)	(90,594)	-	(400,427)

Inducement expense	-	-	-	-	-	-	-	-	-	-	-	7,626	7,626

Net loss for the six months ended June 30, 2019	-	-	-	-	-	-	-	-	-	-	-	(3,469,855)	(3,469,855)

Balance, June 30, 2019	-	$-	-	$-	-	$-	8,830,479	$8,831	(149,850)	$(362,174)	$35,241,922	$(40,007,294)	$(5,118,715)

See accompanying notes to the consolidated financial statements

Jerrick Media Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2020	June 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,127,988)	$(3,469,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76,939	5,660
Accretion of debt discount and issuance cost	327,221	116,991
Inducement expense	-	7,626
Share-based compensation	1,994,792	448,291
Bad debt expense	34,737	-
Gain on settlement of debt	(470)	-
Loss on settlement of vendor liabilities	126,087	-
Gain on marketable securities	(10,042)	-
Loss on extinguishment of debt	535,040	81,149
Non-cash lease expense	34,969	(47,643)
Changes in operating assets and liabilities:
Accounts receivable	(60,350)	4,000
Deposits and other assets	(2,137)	-
Deferred revenue	5,268	8,828
Accounts payable and accrued expenses	1,213,615	(251,299)
Operating lease liability	(33,064)	-
Net Cash Used In Operating Activities	(2,885,383)	(3,096,252)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(6,339)	(26,851)
Purchase of marketable securities	(166,283)	-
Deposits	(30,000)	-
Net Cash Used In Investing Activities	(202,622)	(26,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	-	(33,573)
Net proceeds from issuance of notes	1,349,094	-
Repayment of notes	(58,226)	(50,000)
Proceeds from issuance of demand loan	250,000	100,000
Proceeds from issuance of convertible note	1,920,460	1,993,025
Repayment of convertible notes	(75,000)	(12,508)
Proceeds from issuance of note payable - related party	152,989	1,590,000
Repayment of note payable - related party	(327,773)	(275,000)
Proceeds from issuance of common stock and warrants	-	649,829
Cash paid for stock issuance costs	-	(35,000)
Purchase of treasury stock and warrants	(62,018)	(407,307)
Net Cash Provided By Financing Activities	3,149,526	3,519,466

Effect of exchange rate changes on cash	(28,530)	-

Net Change in Cash	32,991	396,363

Cash - Beginning of Year	11,637	-

Cash - End of period	$44,628	$396,363

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$55,859	$18,273

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of vendor liabilities	$109,548	$-
Deferred offering costs	$-	$143,146
Warrants issued with debt	$752,136	$247,628
Shares issued with debt	$58,935	$-
Issuance of common stock for prepaid services	$585,000	$-
Cancellation of Treasury stock	$349,030	$-
Operating Lease liability	$-	$288,790
Option liability	$-	$7,328
Conversion of note payable and interest into convertible notes	$385,000	$-
Conversion of Demand loan into notes payable	$150,000	$-
Conversion of note payable and interest into convertible notes	$385,000	$-
Conversion of note payable- related party and interest into convertible notes- related party	$-	$20,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jerrick Media Holdings, Inc.

June 30, 2020

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

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other interim period or for any other future year. These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019, included in the Company’s 2019 Annual Report on Form 10-K filed with the SEC. The balance sheet as of December 31, 2019 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

As of June 30, 2020, the Company’s consolidated subsidiaries and/or entities are as follows:

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, notes payable, convertible debt, accounts payable and accrued liabilities approximate their fair value because of the short maturity of those instruments. Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

The assets or liabilities’ fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the relevant assets and liabilities that are measured at fair value on a recurring basis:

Fair Value Measurements as of

June 30, 2020

		Quoted Prices	Quoted Prices
		in Active	for Similar
		Markets for	Assets or
		Identical	Liabilities in	Significant
		Assets or	Active	Unobservable
		Liabilities	Markets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities - debt securities	$150,000	$-	$-	$150,000
Marketable securities - equity securities	26,325	26,325	-	-
Total assets	$176,325	$26,325	$-	$150,000

The Company valued the initial value of debt securities, which are investments in convertible notes receivable, by assessing the separate values of the debt and equity components for similar instruments convertible into private company equity (Level 3). The investment was initially measured at cost, which was determined to approximate fair value due to the lack of marketability of the conversion shares underlying these convertible instruments and the expected recoverability of the note principal. The key assumption affecting the level 3 fair values would be collectability of the notes. The Company monitors for impairment indicators at each balance sheet date.

 Marketable debt securities as of June 30, 2020 are as follows:

	Fair Value Hierarchy	Cost	Unrealized Gains (Loss)	Fair Value
Marketable securities - debt securities	3	$150,000	$-	$150,000

The change in net unrealized holding gain (loss) on debt securities available for sale that has been included in Accumulated Other Comprehensive Income as a separate component of Stockholder’s Equity for the six months ended June 30, 2020 and 2019 was $0 and $0, respectively.

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of June 30, 2020 are as follows:

	Fair Value Hierarchy	Cost	Realized Gains (Loss)	Fair Value
Marketable securities - equity securities	1	$16,283	$10,042	$26,325

The change in net realized and unrealized appreciation on equity trading securities that has been included in other expenses for the six months ended June 30, 2020 and 2019 was $10,042 and $0, respectively.

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

Long-lived Assets Including Goodwill and Other Acquired Intangibles Assets

We evaluate the recoverability of property and equipment and acquired finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any significant impairment charges during the six months ended June 30, 2020.

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. As of June 30, 2020, no impairment of goodwill has been identified.

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

Investments

The Company accounts for its investments in debt securities, in accordance with sub-topic 320-10 of the FASB Accounting Standards Codification (“Sub-topic 320-10”).

Pursuant to Paragraph 320-10-35-1, investments in debt securities that are classified as available for sale shall be measured subsequently at fair value in the consolidated balance sheets at each balance sheet date. Unrealized holding gains and losses for available-for-sale securities (including those classified as current assets) shall be excluded from earnings and reported in other comprehensive income until realized except an available-for-sale security that is designated as being hedged in a fair value hedge, from which all or a portion of the unrealized holding gain and loss of shall be recognized in earnings during the period of the hedge, pursuant to paragraphs 815-25-35-1 through 815-25-35-4.

The Company follows Paragraphs 326-30-35-1 through 326-30-35-4 to assess whether an investment is impaired in each reporting period. An investment in debt security is impaired if the fair value of the investment is less than its amortized cost. Impairment indicators include, but are not limited to the following: a. asset quality, or business prospects of the investee; b. a significant adverse change in the regulatory, economic, or technological environment of the investee; c. a significant adverse change in the general market condition of either the geographic area or the industry in which the investee operates. If the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is either temporary or other than temporary.

The following table sets forth a summary of the changes in marketable securities that are measured at fair value on a recurring basis:

	For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Total	Total
January 1, 2020	$-	$-
Purchase of marketable securities	166,283	166,283
Gain on trading securities	10,042	10,042
June 30, 2020	$176,325	$176,325

We invest in debt and equity securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of June 30, 2020, all of our investments had maturities between one and two years.

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

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, we satisfy a performance obligation.

Revenue disaggregated by revenue source for the six months ended June 30, 2020 and 2019 consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Branded content	$68,728	$2,350	$124,728	$22,421
Managed Services	190,106	-	382,357	-
Creator Subscriptions	54,972	-	90,934	-
Affiliate sales	8,195	2,539	16,344	5,661
Other revenue	539	2,292	1,319	13,433
	$322,540	$7,181	$615,682	$41,515

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

Managed Services

The Company provides Studio/Agency Service offerings to business-to-business (B2B) and business-to-consumer (B2C) product and service brands which encompasses a full range of digital marketing and e-commerce solutions. The Company’s services include the setup and ongoing management of clients’ websites, Amazon and Shopify storefronts and listings, social media pages, search engine marketing, and other various tools and sales channels utilized by e-commerce sellers for sales and growth optimization. Contracts are broken into three categories Partners, Monthly Services, and Projects. Contract amounts for Partner and Monthly Services clients range from approximately $500-$7,500 per month while Project amounts vary depending on the scope of work. Partner and Monthly clients are billed monthly for the work completed within that month. Partner Clients may or may not have an additional billing component referred to as Sales Performance Fee, which is a fee based upon a previously agreed upon percentage point of the client’s total sales for the month. Some Partners may also have projects within their contracts that get billed and recognized as agreed upon project milestones are achieved.

Deferred Revenue

Deferred revenue consists of billings and payments from clients in advance of revenue recognition. As of June 30, 2020 and December 31, 2019, the Company had deferred revenue of $55,959 and $50,691, respectively.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried when the Company has performed the work in accordance with managed services, project, partner, consulting and branded content agreements. For example, we bill a managed service client monthly when we have updated their Amazon store, modified SEO or completed the other services listed in the agreement. For projects and branded content, we will bill the client and record the receivable once milestones are reached that are set in the agreement. We make estimates for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers. During the six months ended June 30, 2020 the Company recorded $34,737 as a reserve for doubtful accounts. As of June 30, 2020 and December 31, 2019 the Company has an allowance for doubtful accounts of $68,240 and $33,503 respectively.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the six months ended June 30, 2020 and 2019 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at June 30, 2020 and 2019:

	June 30,
	2020	2019
Options	452,523	882,500
Warrants	936,240	713,138
Convertible notes - related party	5,574	5,180
Convertible notes	1,562,138	551,923
Totals	2,956,475	2,152,741

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

Recently Adopted Accounting Guidance

The Company invests in equity and debt securities. The Company’s investments in debt securities are classified at the date of purchase as available-for-sale securities. Debt securities are reported at fair value with unrealized gains and losses, net of the related tax effect, reflected as an accumulated other comprehensive income component of stockholder’s equity until such gains or losses are realized. In accordance with ASU 2016-01, Equity securities are now reported at fair value with unrealized gains and losses, net of the related tax effect, reflected as a gain or loss on the statement of operations.

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). The updated guidance, which became effective for fiscal years beginning after December 15, 2019, did not have a material impact on its condensed consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit at June 30, 2020, a net loss of $7.1 million and net cash used in operating activities of $2.9 million for the reporting period then ended. The Company is in default on debentures as of the date of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

On January 30, 2020 the World Health Organization declared the COVID-19 novel coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The COVID-19 coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial impact will be to the Company, capital raising efforts and our operations may be negatively affected.

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

Six Months Ended
June 30, 2019
Revenues, net	$708,205
Net loss attributable to common shareholders	$(3,619,885)
Net loss per share	$(0.47)
Weighted average number of shares outstanding	7,722,898

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

Note 5 – Notes Payable

Notes payable as of June 30, 2020 and December 31, 2019 is as follows:

	Outstanding Principal as of
	June 30, 2020	December 31, 2019		Interest Rate	Maturity Date
Seller’s Choice Note	660,000		660,000	9.5%	September 2020
The First January 2020 Loan Agreement	-		-	6%	January 2020
The Second January 2020 Loan Agreement	-		-	5%	January 2020
The Third January 2020 Loan Agreement	-		-	10%	January 2020
The Fourth January 2020 Loan Agreement	-		-	7%	February 2020
The February 2020 Loan agreement	-		-	5%	March 2020
The First March 2020 Loan Agreement	3,300		-	25%	September 2020
The Second March 2020 Loan Agreement	6,474		-	19%	September 2021
The April 2020 PPP Loan Agreement	412,500		-	1%	April 2022
The May 2020 PPP Loan Agreement	282,432		-	1%	May 2022
The June 2020 Loan Agreement	351,692		-	15%	July 2020
	1,716,398		660,000
Less: Debt Discount	-		-
Less: Debt Issuance Costs	-		-
	1,716,398		660,000
Less: Current Debt	(1,314,634)
Total Long-Term Debt	$401,764	$

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

During the six months ended June 30, 2020 the Company accrued interest of $41,300, and paid $21,400 of interest.

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

During the six months ended June 30, 2020 the Company converted $250,000 in principal to the Third February 2020 convertible Note.

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

During the six months ended June 30, 2020 the Company repaid $10,000 in principal and $500 in interest.

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

During the six months ended June 30, 2020 the Company repaid $15,000 in principal and $1,500 in interest.

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

During the six months ended June 30, 2020 the Company converted $135,000 in principal to the Second February 2020 convertible Note.

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

During the six months ended June 30, 2020 the Company repaid $15,000 in principal and $750 in interest.

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

During the six months ended June 30, 2020 the Company accrued interest of $2,695.

During the six months ended June 30, 2020 the Company repaid $7,700 in principal.

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

During the six months ended June 30, 2020 the Company accrued interest of $1,734.

During the six months ended June 30, 2020 the Company repaid $10,526 in principal.

The April 2020 PPP Loan Agreement

On April 30, 2020, Jerrick Ventures, LLC (“Jerrick Ventures”), the Company’s wholly-owned subsidiary, was granted a loan from PNC Bank, N.A. with a principal amount of $282,432, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The Loan, which was in the form of a Note dated April 30, 2020 matures on April 30, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing on October 30, 2020. The Note may be prepaid by Jerrick Ventures at any time prior to maturity without payment of any premium. Funds from the Loan may only be used to retain workers and maintain payroll or make mortgage payments, lease payments and utility payments.

During the six months ended June 30, 2020 the Company accrued interest of $644.

The Company is in the process of returning the funds received from this loan.

The May 2020 PPP Loan Agreement

On May 4, 2020, the Company was granted a loan from a banking institution with a principal amount of $412,500, pursuant to the Paycheck Protection Program (the “PPP”). The Loan, which was in the form of a Note dated May 4, 2020 matures on May 4, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing on November 4, 2020. The Note may be prepaid by Jerrick Ventures at any time prior to maturity without payment of any premium. Funds from the Loan may only be used to retain workers and maintain payroll or make mortgage payments, lease payments and utility payments. Jerrick Ventures intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

During the six months ended June 30, 2020 the Company accrued interest of $472.

The June 2020 Loan Agreement

On June 30, 2020, the Company entered into a loan agreement (the “June 2020 Loan Agreement”) with banking institution (the “June 2020 Lender”) whereby the June 2020 Lender issued the Company a promissory note of A$510,649 Australian dollar (“AUD”) or $351,692 United States Dollar (the “June 2020 Note”). Pursuant to the June 2020 Loan Agreement, the June 2020 Note has an effective interest rate of 15%. The maturity date of the June 2020 Note is July 31, 2020 (the “June 2020 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the June 2020 Note are due in AUD currency. This loan is secured by the Australian research & development credit.

During the six months ended June 30, 2020 the Company accrued interest of $3,902.

Note 6 – Convertible Note Payable

Convertible notes payable as of June 30, 2020 and December 31, 2019 is as follows:

	Outstanding Principal as of						Warrants granted
	June 30, 2020	December 31, 2019	Interest Rate	Conversion Price		Maturity Date	Quantity	Exercise Price
The February 2018 Convertible Note Offering	-	75,000	15%	4.00	(*)	January – February 2020	253,919	4.00
The March 2018 Convertible Note Offering	75,000	75,000	14%	4.00	(*)	March – April 2020	240,342	4.00
The February 2019 Convertible Note Offering	2,311,703	2,311,703	10%	5.00	(*)	February – March 2020	133,190	6.00
The November 2019 Convertible Note Offering	559,433	559,433	12%	4.50	(*)	May – June 2020	-	-
The First January 2020 convertible Loan Agreement	87,473	-	12%	$4.50	(*)	July – August 2020	-	-
The First February 2020 convertible Loan Agreement	85,000	-	10%	$4.00	(*)	August 2020	-	-
The Second February 2020 convertible Loan Agreement	200,000	-	12%	$4.50	(*)	February 2021	20,000	5.00
The Third February 2020 convertible Loan Agreement	1,500,000	-	12%	$4.50	(*)	February 2021	124,995	5.00
The April 2020 Convertible Note Offering	350,010	-	12%	$4.50	(*)	October 2020	-	-
The June 2020 Convertible Loan Agreement	550,000	-	12%	$ - (*)		June 2021	148,809	3.85
	5,718,619	3,021,136
Less: Debt Discount	(528,130)	(124,096)
Less: Debt Issuance Costs	(38,949)	(614)
	5,151,540	2,896,425
Less: Current Debt	(5,151,540)	(2,896,425)
Total Long-Term Debt	$-	$-

(*)	As subject to adjustment as further outlined in the notes

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

During the six months ended June 30, 2020 the Company repaid $75,000 in principal and $781.25 in interest, and the Notes are no longer outstanding.

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

During the six months ended June 30, 2020 the Company accrued interest of $5,625.

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

During the six months ended June 30, 2020 the Company accrued interest of $140,662.

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

During the six months ended June 30, 2020 the company accrued interest of $41,625.

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

During the six months ended June 30, 2020 the Company accrued interest of $4,762.

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

During the six months ended June 30, 2020 the Company accrued interest of $4,108.

The Second February 2020 Convertible Loan Agreement

On February 11, 2020, the Company entered into a loan agreement (the “Second February 2020 Loan Agreement”) with an individual (the “Second February 2020 Lender”), the Second February 2020 Lender issued the Company a promissory note of $200,000 (the “Second February 2020 Note”). Pursuant to the Second February 2020 Loan Agreement, the Second February 2020 Note has interest of twelve percent (12%).  As additional consideration for entering in the Second February 2020 convertible Loan Agreement, the Company issued a five-year warrant to purchase 20,000 shares of the Company’s common stock at a purchase price of $5.00 per share.

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

During the six months ended June 30, 2020 the company accrued interest of $11,267.

The Third February 2020 convertible Loan Agreement

On February 25, 2020, the Company entered into a loan agreement (the “Third February 2020 Loan Agreement”) with an individual (the “Third February 2020 Lender”), the Third February 2020 Lender issued the Company a promissory note of $1,500,000 (the “Third February 2020 Note”). The Company received proceeds of $864,950 and converted notes payable of $385,000 in exchange for the note (see Note 5).  Pursuant to the Third February 2020 Loan Agreement, the Second February 2020 Note has interest of twelve percent (12% ).

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

During the six months ended June 30, 2020 the Company accrued interest of $62,500.

The April 2020 Convertible Note Offering

During April of 2020, the Company conducted multiple closings of a private placement offering to accredited investors (the “April 2020 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “April 2020 Investors”) for aggregate gross proceeds of $350,010. The April 2020 Convertible Note Offering accrues interest at a rate of twelve percent per annum (12%). The April 2020 Convertible Note Offering mature on the six (6th) month anniversary of their issuance dates.

The April 2020 Note is convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at the lesser of (i) a fixed conversion price equal to $4.50 per share after the maturity date or (ii) any private placement offerings or one or more registered public offerings by the Company under the Securities Act in connection with its listing onto a national securities exchange (a “Qualified Offering”).

The Company recorded a $50,010 debt discount relating to original issue discount associated with these notes. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the six months ended June 30, 2020 the Company accrued interest of $8,050.

The June 2020 Convertible Loan Agreement

On June 19, 2020, the Company entered into a loan agreement (the “June 2020Loan Agreement”) with an individual (the “June 2020 Lender”), the June 2020 Lender issued the Company a promissory note of $550,000 (the “June 2020 Note”). Pursuant to the June 2020 Loan Agreement, the June 2020 Note has interest of twelve percent (12%).  As additional consideration for entering in the June 2020 convertible Loan Agreement, the Company issued a five-year warrant to purchase 148,809 shares of the Company’s common stock at a purchase price of $3.85 per share. The June 2020 Note matures on the first (12th) month anniversary of its issuance date.

Upon default the June 2020 Note is convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) equal to the closing bid price of the Company’s common stock on the trading day immediately preceding the date of the respective conversion.

The Company recorded a $67,500 debt discount relating to original issue discount associated with this note. The Company recorded a $274,578 debt discount relating to 148,809 warrants and 16,272 shares issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the six months ended June 30, 2020 the Company accrued interest of $13,317.

Note 7 – Related Party

Convertible notes

Convertible notes payable – related party as of June 30, 2020 and 2019 is as follows:

	Outstanding Principal as of				Warrants granted
	June 30, 2019	December 31, 2019	Interest Rate	Maturity Date	Quantity	Exercise Price
The March 2018 Convertible Note Offering	-	400	14%	April 2020	59,850	4.00
The February 2019 Convertible Note Offering	20,000	20,000	10%	May 2020	1,320	6.00
	20,000	20,400
Less: Debt Discount	-	(13)
Less: Debt Issuance Costs	-	-
	20,000	20,387
Less: Current Debt	(20,000)	(20,387)
Total Long-Term Debt	$-	$-

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

During the six months ended June 30, 2020 the lender forgave $400 of principal and $70 of unpaid interest. This was recorded as a gain on settlement of debt on the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

During the six months ended June 30, 2020 the company accrued interest of $1,000.

Notes payable

Notes payable – related party as of June 30, 2020 and December 31, 2019 is as follows:

	Outstanding Principal as of				Warrants granted
	June 30, 2020	December 31, 2019	Interest Rate	Maturity Date	Quantity	Exercise Price
The June 2018 Frommer Loan Agreement	10,000	10,000	6%	August 17, 2018	1,500	4.00
The July 2018 Schiller Loan Agreements	20,863	20,863	6%	August 17, 2018	7,500	4.00
The June 2019 Loan Agreement	4,825,000	4,825,000	12.5%	December 3, 2019	-	-
The December 2019 Gravitas Loan Agreement	135,116	300,000	6.7%	March 1, 2020	-	-
The January 2020 Rosen Loan Agreement	-	-	-	February 2020	-	-
The February 2020 Banner Loan Agreement	-	-	-	February 2020	148	6.00
The February 2020 Frommer Loan Agreement	-	-	-	February 2020	45	6.00
	4,990,979	5,155,863
Less: Debt Discount	-	-
Less: Debt Issuance Costs	-	(26,521)
	4,990,979	5,129,342
Less: Current Debt	(4,990,979)	(5,129,342)
	$-	$-

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

During the six months ended June 30, 2020 the Company accrued interest of $399.

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

During the six months ended June 30, 2020 the Company accrued interest of $832.

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

During the six months ended June 30, 2020 the Company accrued interest of $26,966.

During the six months ended June 30, 2020 the Company repaid $164,884 in principal.

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

During the six months ended June 30, 2020 the Company accrued interest of $15,273.

During the six months ended June 30, 2020 the Company repaid $150,000 in principal and $15,273 in interest.

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

During the six months ended June 30, 2020 the Company repaid $9,900 in principal and $495 in interest.

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

During the six months ended June 30, 2020 the Company repaid $2,989 in principal and $160 in interest.

Demand loan

On June 13, 2019, Mark Standish, who was subsequently named Chairman of the Board, made non-interest bearing loans of $100,000 to the Company in the form of cash. The loan is due on demand and unsecured. During the year ended December 31, 2019 the company repaid $25,000 of principal.

On December 17, 2019, Standish made non-interest bearing loans of $150,000 to the Company in the form of cash. The loan is due on demand and unsecured.

During the six months ended June 30, 2020, the Company repaid $150,000 in principal.

On March 27, 2020, a lender made non-interest bearing loans of $100,000 to the Company in the form of cash. The loan is due on demand and unsecured.

On April 9, 2020, a lender made non-interest bearing loans of $50,000 to the Company in the form of cash. The loan is due on demand and unsecured.

On April 21, 2020, a lender made non-interest bearing loans of $100,000 to the Company in the form of cash. The loan is due on demand and unsecured.

Officer compensation

During the six months ended June 30, 2020 the Company paid $56,479 for living expenses for officers of the Company.

Note 8 – Stockholders’ Deficit

Shares Authorized

During the period presented, the Company was authorized to issue up to thirty-five million (35,000,000) shares of capital stock, of which fifteen million (15,000,000) shares are designated as common stock, par value $0.001 per share, and twenty million (20,000,000) are designated as “blank check” preferred stock, par value $0.001 per share. The designations, rights, and preferences of such preferred stock are to be determined by the Company’s board of directors.

On July 13, 2020, the Company filed Second Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada, which authorize the issuance of 100,000,000 shares of common stock, and 20,000,000 shares of preferred stock.

Common Stock

On January 30, 2020, the Company issued 150,000 shares of its restricted common stock to consultants in exchange for three months of services at a fair value of $585,000. These shares were recorded as common stock issued for prepaid services and will be expensed over the life of the consulting contract to share based payments. During the six months ended June 30, 2020 the Company recorded $585,000 to share based payments.

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

On June 29, 2020 the Company entered into an exchange agreement with a warrant holder. The company agreed to exchange 17,500 warrants for 6,718 shares of the company common stock and $10,000.

During the six months ended June 30, 2020 the Company cancelled 151,951 shares of treasury stock.

Stock Options

The Company applied fair value accounting for all share-based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – December 31, 2019 – outstanding	911,500	8.16	2.51
Granted	-	-	-
Exercised	-	-	-
Cancelled/Modified	(458,977)	8.43	-
Balance – June 30, 2020 – outstanding and exercisable	452,523	7.89	2.24

During the year ended December 31, 2018 the Company granted options of 500,000 to consultants. As of the date of this filing the company has not issued these options.

On May 7, 2020, the board of directors approved the Jerrick Media Holdings, Inc. 2020 Omnibus Equity Incentive Plan (the “Plan”). Only employees, non-employee directors and consultants are eligible for awards under the Plan. The Plan provides for awards in the form of options (incentive stock options or nonstatutory stock options) restricted stock grants, and restricted stock unit grants. Up to 7,500,000 shares of common stock may be issued under the Plan and the option exercise price of stock options granted under the Plan shall not be less than 100% of the Fair Market Value (as defined in the Plan) (110% for 10% shareholders in the case of ISOs) of a share of common stock on the date of the grant. The option exercise price may be payable in cash, surrender of stock, cashless exercise or net exercise. Each grant awarded under the Plan shall be evidenced by a grant agreement and may or may not be subject to vesting. The Plan is subject to the approval of the Company’s stockholders within one year of the date of adoption by the Board of Directors. On July 8, 2020, the Company’s stockholders approved the Plan, which terminates on May 7, 2030. The Board of Directors may amend or terminate the Plan at any time and for any reason. An amendment of the Plan shall be subject to the approval of the Company’s stockholders only to the extent required by applicable laws, regulations or rules.

On May 20, 2020 the Company entered into an exchange agreements with eight option holders. The company agreed to exchange 458,977 options previously issued under the 2015 Incentive Stock and Award Plan for 688,473 shares of the Company common stock. In connection with this agreement the Company recorded stock based compensation on conversion of options to stock of $1,405,664.

Warrants

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for warrants granted during the six months ended June 30, 2020 are as follows:

	June 30, 2020	June 30, 2019
Exercise price	$ 3.85 - 6.00	$ 4.00 - 6.00
Expected dividends	0%	0%
Expected volatility	234.03% - 237.39%	107.59%-114.13%
Risk free interest rate	0.33% - 1.63%	1.93-2.41%
Expected life of warrant	5 years	4 – 5 years

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding and Exercisable – December 31, 2019	742,221	$5.25	-
Granted	294,597	4.42
Exercised	-	-
Forfeited/Cancelled	(100,578)	4.13
Outstanding – June 30, 2020	936,240	5.11	7,440
Exercisable – June 30, 2020	787,431	5.35	-

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.11	936,240	3.24	5.35	787,431	2.92

During the six months ended June 30, 2020, a total of 600 warrants were issued with notes payable (See Note 5 above). The warrants have a grant date fair value of $523,802 using a Black-Scholes option-pricing model and the above assumptions.

During the six months ended June 30, 2020, a total of 293,804 warrants were issued with convertible notes (See Note 6 above). The warrants have a grant date fair value of $1,017,605 using a Black-Scholes option-pricing model and the above assumptions.

During the six months ended June 30, 2020, a total of 193 warrants were issued with notes payable – related party (See Note 7 above). The warrants have a grant date fair value of $753 using a Black-Scholes option-pricing model and the above assumptions.

Note 9 – Commitments and Contingencies

The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carry back net operating losses (NOLs) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the six months ended June 30, 2020.

On March 26, 2020 and April 30, 2020 the Company received 2 separate loans pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act. The company is in the process of returning the funds received on April 30, 2020.

Litigation

On June 25, 2020, Home Revolution, LLC (“Home Revolution”) filed a lawsuit in the United States District Court for the District of New Jersey (the “Court”), entitled Home Revolution, LLC, et al v. Jerrick Media Holdings, Inc. et al, Case No. 2:20-cv-07775-JMV-MF (the “Action”). The complaint for the lawsuit alleges, among other things, that the Company breached the Membership Interest Purchase Agreement, as modified, and ancillary transaction documents in connection with the acquisition of Seller’s Choice, LLC, from Home Revolution in September 2019. The complaint additionally alleges violation of the New Jersey Uniform Securities Law, violations of the Exchange Act and Rule 10b-5 thereunder, fraud, equitable accounting, breach of fiduciary duty, conversion and unjust enrichment.

The Company continues to believe that the Action lacks merit. In the event this Action is not summarily dismissed, Jerrick intends to vigorously challenge it. At this time, the Company is unable to estimate potential damage exposure, if any, related to the litigation.

In addition to the existing claim for damages contained in the Complaint, on July 29, 2020, Home Revolution moved, by order to show cause, for preliminary injunctive relief. On August 13, 2020, the Court denied Home Revolution’s request for a preliminary injunction.

Lease Agreements

On May 5, 2018, the Company signed a 5-year lease for approximately 2,300 square feet of office space at 2050 Center Avenue Suite 640, Fort Lee, New Jersey 07024. Commencement date of the lease is June 1, 2018. The total amount due under this lease is $411,150.

On April 1, 2019, the Company signed a 4-year lease for approximately 796 square feet of office space at 2050 Center Avenue Suite 660, Fort Lee, New Jersey 07024. Commencement date of the lease is April 1, 2019. The total amount due under this lease is $108,229

The components of lease expense were as follows:

Six Months Ended June 30, 2020
Operating lease cost	$34,970
Short term lease cost	7,950
Total net lease cost	$42,920

Supplemental cash flow and other information related to leases was as follows:

Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease payments	33,064

Weighted average remaining lease term (in years):	3.05

Weighted average discount rate:	13%

Total future minimum payments required under the lease as of June 30, 2020 are as follows:

Twelve Months Ending December 31,
2020	$106,927
2021	111,257
2022	109,730
2023	2,081
Total	$329,995

Rent expense for the six months ended June 30, 2020 and 2019 was $59,168 and $36,671 respectively.

Note 10 – Subsequent Events

Subsequent to June 30, 2020 the Company entered into five convertible promissory note agreements with proceeds of $318,000 and one promissory note agreement with proceeds of $230,000. The Company also subsequently repaid $5,000 in principal from two of the promissory note agreements.

Subsequent to June 30, 2020 the Company also issued 1,175,563 five-year stock options to its employees. These options all have a vesting date of 4/1/2021, an exercise price of $2.85.

On July 13, 2020, the Company filed Second Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada. The Second Amended and Restated Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock, and 20,000,000 shares of preferred stock.

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

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 30, 2020.

Overview

Jerrick Media Holdings, Inc. (OTCQB: JMDA). provides technology solutions for content creators, brands and their respective audiences through its flagship technology platform Vocal.

Vocal is a user-generated long-form digital publishing platform primarily focused on providing needed resources and opportunities for the virtually infinite number of creators, brands, and audiences that occupy the digital sphere. Since its initial launch in December of 2016, Vocal has grown to become one of the fastest growing digital communities for creators of all kinds–from bloggers, to filmmakers, to musicians, artists, podcasters, entrepreneurs, and more–all of whom rely on Vocal for its storytelling tools, engaged communities, and monetization opportunities that help them get discovered and fund their creativity. Currently, Vocal is home to over 650,000 content creators and brands, and attracts millions of audience members each month across the Company’s network of 100% owned-and-operated communities.

There are over 4.5 billion internet users; of that, 83% publish some form of content on a monthly basis (photos, writing, reviews), and 3.8 billion of them are active on social media (according to data by GlobalWebIndex and Reddit). In 2020, the internet has become the linchpin of the modern information society, as well as the modern social society. Technology platforms such as Vocal exist to help creators capture opportunities within the vast and competitive digital landscape. Given Vocal’s inherent monetization capabilities, topic-specific structure, and adaptability to a wide range of uses and industries, we believe that it is the ideal platform to help users adjust to a world increasingly reliant on digital connectivity. The impact of a global crisis like the 2020 COVID-19 pandemic only further emphasizes how critical a role digital platforms play in society, with the continuation of social distancing measures, businesses undergoing massive digital transformations, increased virtual socialization, and remote workplaces. These factors aside, Vocal exists in an environment where the total addressable market (TAM) of the platform is growing exponentially; given the current conditions, it may see growth even more rapidly.

Vocal makes it easy for creators to produce well-constructed, search engine optimized, and engaging content. The platform’s unique canvas-style editor supports content creation utilizing a wide range of rich-media assets including streaming content, photos, videos, podcasts, product links, written text, and more. Further, Vocal’s proprietary moderation system is vital in a digital environment increasingly characterized by misinformation, toxicity, and hate speech. Vocal’s enforcement of community guidelines and content moderation creates a secure environment for all platform stakeholders, including Vocal creators, brands, and audiences.

Additionally, Freemium (Vocal Free) creators can opt to upgrade to a premium tier, Vocal+, and pay a subscription fee to access a suite of additional features such as an increased rate of cost per mille (CPM) monetization, brand collaborations, the ability to enter exclusive members-only Challenges, early access to new features, and other rewards. In less than one year since first introducing the Vocal+ premium subscription offering, we have successfully onboarded nearly 4,000 paid subscribers. The Vocal+ premium subscription tier is accretive to Jerrick’s overall business model not only in the fact that it represents a highly scalable revenue stream, but in the fact that there is a direct correlation between the number of Vocal+ members and the costs to acquire and retain creators on Vocal. Specifically, historical data shows that as the number of paid Vocal+ subscribers grows, creator acquisition costs decline for both the Freemium and Vocal+ paid tier.

In conjunction with its creator services, the Company’s in-house content studio Vocal for Brands leverages the Company’s technology and Vocal creator platform to help DTC (direct-to-consumer) brands reach their ideal audience in an educational, trustworthy and direct-results focused way, rather than through traditional programmatic advertising methods like display ads and pop ups, that are inherently interruptive.

Vocal for Brands partners brands with authentic Vocal creators to produce beautiful, campaign-optimized stories on Vocal that build brand affinity and trust, and drive results. Additionally, with the introduction of Challenges in early first quarter 2020, brands can now tap into Vocal’s network of approximately 650,000 content creators and encourage them to interact with, learn about and promote their brand while benefiting from Vocal’s brand-safe, moderated, and curated environment. Brand-sponsored Challenges effectively yield a collection of crowdsourced branded content for brands and help them reach a wider audience. In both cases, Vocal for Brands clients uniquely benefit from Vocal’s first-party data, which is what enables our team to create highly targeted and segmented audiences for Vocal for Brands campaigns, and help brands reach their ideal audience.

Jerrick’s resources and Vocal’s proprietary technology were built to simultaneously amplify creators’ discoverability and earnings, help direct-to-consumer brands achieve conversions and reach their target audiences, and yield value for all of Jerrick’s stakeholders. Further, the Vocal platform’s unique underlying architecture generates scalable and sustainable revenues, and lends itself well to future acquisitions and white-label opportunities for Jerrick.

At the Company's 2020 Annual Meeting of Shareholders on July 8th, 2020,  Jerrick Media Holdings, Inc. received approval to change its name to Creatd, Inc., expected to take effect upon its planned uplisting in mid-third quarter. Once Creatd, Inc. begins trading on the Nasdaq Capital Markets, the Company plans to trade under the ticker symbol ‘CRTD.’

Results of Operations

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2020 compared to December 31, 2019:

	June 30, 2020	December 31, 2019 (Revised)	Increase / (Decrease)
Current Assets	$308,865	$78,063	$230,802
Current Liabilities	$14,853,962	$10,928,830	$3,925,132
Working Capital Deficit	$(14,545,097)	$(10,850,767)	$(3,694,330)

At June 30, 2020, we had a working capital deficit of $14,545,097 as compared to a working capital deficit of $10,850,767 at December 31, 2019, an increase of $3,694,330. The increase is primarily attributable to an increase in accounts payable and accrued expenses, notes payable, convertible notes payable, and accounts payable. This was offset by an increase of account receivable and marketable securities.

Net Cash

Net cash used in operating activities for the six months ended June 30, 2020 and 2019, was $2,885,383 and $3,096,252, respectively. The net loss for the six months ended June 30, 2020 and 2019 was $7,127,988 and $3,469,855, respectively. This change is primarily attributable to the net loss for the current period offset by share-based payments in the amount of $1,994,792 to employees and consultants for services rendered, the accretion of debt discount and debt issuance costs of $326,506 due to the incentives given with debentures, and a loss on extinguishment of debt of $535,041 in addition to a change in accounts payable and accrued expenses of $1,208,557. These increases were offset by a change in accounts receivable during the six months ended June 30, 2020.

Net cash used in investing activities for the six months ended June 30, 2020 and 2019 was $202,622 and $26,851, respectively. This change is attributable to the cash used to purchase marketable securities.

Net cash provided by financing activities for the six months ended June 30, 2020 and 2019 was $3,149,526 and $3,519,466. During the six months ended June 30, 2020, the Company was predominantly financed by issuance of debt and related party notes of $3,269,554 and $402,989, respectively to fund operations. These increases were offset by repayment of notes and related party notes of $133,226 and $327,773, respectively.

Summary of Statements of Operations for the Three Months Ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Revenue	$322,540	$7,181
Operating Expenses	$(3,857,792)	$(1,409,302)
Loss from operations	$(3,535,252)	$(1,402,121)
Other Expenses	$(606,739)	$(183,293)
Net loss	$(4,141,991)	$(1,585,414)
Loss per common share – basic and diluted	$(0.43)	$(0.20)

Revenue

Revenue was $322,540 for the three months ended June 30, 2020, as compared to $7,181 for the comparable three months ended June 30, 2019, an increase of $315,359. The increase in revenue is primarily attributable to the launch and steady growth of Vocal+ paid subscribers, the rising price points for Vocal for Brands campaigns, and the integration of Seller’s Choice into Jerrick following the Company’s successful acquisition in late third quarter 2019.

Operating Expenses

Operating expenses for the three months ended June 30, 2020 were $3,857,792 as compared to $1,409,302 for the three months ended June 30, 2019. The increase of $2,448,490 in operating expenses is the result of an increase in general and administrative expenses and consulting fees. The increase to these expenses is mainly related to one-time stock-based payments to consultants and employees. In addition, the acquisition of Seller’s Choice and subsequent integration into Jerrick’s infrastructure, as well as the implementation of the Company’s future business plans contributed to this increase.

Loss from Operations

Loss from operations for the three months ended June 30, 2020 was $3,535,252 as compared to $1,402,121 for the three months ended June 30, 2019. The increase in the loss from operations is primarily due to one-time stock-based payments to consultants and employees, as well as increased expenses due to the continued development of the Vocal platform, the acquisition of Seller’s Choice and the implementation of the Company’s future business plans.

Other Expenses

Other expenses for the three months ended June 30, 2020 was $606,739 as compared to $183,293 for the three months ended June 30, 2019. Other expenses during the three months ended June 30, 2020 was comprised of interest expense of $491,206 on notes and related party notes and accretion of debt discount and issuance cost of $140,274 due to the incentives given with debentures. During the three months ended June 30, 2019, other expenses were comprised of interest expense of $110,032 on notes and related party notes and accretion of debt discount and issuance cost of $69,626 due to the incentives given with debentures, loss on extinguishment of liabilities of $3,635 for the incentives given to amend or convert debt.

Net Loss

Net loss attributable to common shareholders for the three months ended June 30, 2020, was $4,141,991, or loss per share of $0.43, as compared to a net loss of $1,593,042, or loss per share of $0.20, for the three months ended June 30, 2019.

Summary of Statements of Operations for the Six Months Ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Revenue	$615,682	$41,515
Operating Expenses	$(5,976,883)	$(3,148,630)
Loss from operations	$(5,361,201)	$(3,107,115)
Other Expenses	$(1,766,787)	$(362,740)
Net loss	$(7,127,988)	$(3,469,855)
Loss per common share – basic and diluted	$(0.76)	$(0.47)

Revenue

Revenue was $615,682 for the six months ended June 30, 2020, as compared to $41,515 for the comparable six months ended June 30, 2019, an increase of $574,167. The increase in revenue is primarily attributable to the launch and steady growth of Vocal+ paid subscribers, the rising price points for Vocal for Brands campaigns, and the integration of Seller’s Choice into Jerrick following the Company’s successful acquisition in late third quarter 2019.

Operating Expenses

Operating expenses for the six months ended June 30, 2020 were $5,976,883 as compared to $3,148,630 for the six months ended June 30, 2019. The increase of $2,828,253 in operating expenses is mainly related to one-time stock-based payments to consultants and employees. In addition, the acquisition of Seller’s Choice and subsequent integration into Jerrick’s infrastructure, as well as the implementation of the Company’s future business plans contributed to this increase.

Loss from Operations

Loss from operations for the six months ended June 30, 2020 was $5,361,201 as compared to $3,107,115 for the six months ended June 30, 2019. The increase in the loss from operations is primarily due to one-time stock-based payments to consultants and employees, as well as increased expenses due to the continued development of the Vocal platform, the acquisition of Seller’s Choice and the implementation of the Company’s future business plans.

Other Expenses

Other expenses for the six months ended June 30, 2020 was $1,766,787 as compared to $362,740 for the six months ended June 30, 2019. Other expenses during the six months ended June 30, 2020 was comprised of interest expense of $866,736 on notes and related party notes, accretion of debt discount and issuance cost of $327,221 due to the incentives given with debentures, and loss on extinguishment of liabilities of $535,040 for the incentives given to amend or convert debt. During the six months ended June 30, 2019, other expenses were comprised of interest expense of $164,601 on notes and related party notes and accretion of debt discount and issuance cost of $116,990 due to the incentives given with debentures, loss on extinguishment of liabilities of $81,149 for the incentives given to amend or convert debt.

Net Loss

Net loss attributable to common shareholder for the six months ended June 30, 2020, was $7,127,988, or loss per share of $0.76, as compared to a net loss of $3,477,483, or loss per share of $0.47, for the six months ended June 30, 2019.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 of the Condensed Consolidated Financial Statements. During the six months ending June 30, 2020, we were not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses. However, if we complete an acquisition, we will be required to make estimates and assumptions typical of other companies. For example, we will be required to make critical accounting estimates related to valuation and accounting for business combinations. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive and Financial Officer concluded our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three and six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On June 25, 2020, Home Revolution, LLC (“Home Revolution”) filed a lawsuit in the United States District Court for the District of New Jersey (the “Court”), entitled Home Revolution, LLC, et al v. Jerrick Media Holdings, Inc. et al, Case No. 2:20-cv-07775-JMV-MF (the “Action”). The complaint for the lawsuit alleges, among other things, that the Company breached the Membership Interest Purchase Agreement, as modified, and ancillary transaction documents in connection with the acquisition of Seller’s Choice, LLC, from Home Revolution in September 2019. The complaint additionally alleges violation of the New Jersey Uniform Securities Law, violations of the Exchange Act and Rule 10b-5 thereunder, fraud, equitable accounting, breach of fiduciary duty, conversion and unjust enrichment.

The Company continues to believe that the Action lacks merit. In the event this Action is not summarily dismissed, Jerrick intends to vigorously challenge it. At this time, the Company is unable to estimate potential damage exposure, if any, related to the litigation.

In addition to the existing claim for damages contained in the Complaint, on July 29, 2020, Home Revolution moved, by order to show cause, for preliminary injunctive relief. On August 13, 2020, the Court denied Home Revolution’s request for a preliminary injunction.

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our most recent Annual Report on Form 10-K for the year ended December 31, 2019, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 or our Quarterly Report on Form 10-Q for the six months ended June 30, 2020, except as noted below.

Unfavorable global economic, business, or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, including the impact of health and safety concerns, such as those relating to the current COVID-19 coronavirus (“COVID-19”) pandemic. The global financial crisis in connection with the COVID-19 pandemic has caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our Vocal platform and our ability to raise additional capital when needed on acceptable terms, if at all. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2020, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q as listed below. All of the securities discussed in this Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

The April 2020 Convertible Note Offering

During April of 2020, the Company conducted multiple closings of a private placement offering to accredited investors (the “April 2020 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “April 2020 Investors”) for aggregate gross proceeds of $350,010. The April 2020 Convertible Note Offering accrues interest at a rate of twelve percent per annum (12%). The April 2020 Convertible Note Offering mature on the six (6th) month anniversary of their issuance dates.

The April 2020 Note is convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at the lesser of (i) a fixed conversion price equal to $4.50 per share after the maturity date or (ii) any private placement offerings or one or more registered public offerings by the Company under the Securities Act in connection with its listing onto a national securities exchange (a “Qualified Offering”).

The Company recorded a $50,010 debt discount relating to original issue discount associated with these notes. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the six months ended June 30, 2020 the Company accrued interest of $8,050.

The June 2020 Convertible Loan Agreement

On June 19, 2020, the Company entered into a loan agreement (the “June 2020Loan Agreement”) with an individual (the “June 2020 Lender”), the June 2020 Lender issued the Company a promissory note of $550,000 (the “June 2020 Note”). Pursuant to the June 2020 Loan Agreement, the June 2020 Note has interest of twelve percent (12%).  As additional consideration for entering in the June 2020 convertible Loan Agreement, the Company issued a five-year warrant to purchase 148,809 shares of the Company’s common stock at a purchase price of $3.85 per share. The June 2020 Note matures on the first (12th) month anniversary of its issuance date.

Upon default the June 2020 Note is convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) equal to the closing bid price of the Company’s common stock on the trading day immediately preceding the date of the respective conversion.

The Company recorded a $67,500 debt discount relating to original issue discount associated with this note. The Company recorded a $274,578 debt discount relating to 148,809 warrants and 16,272 shares issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the six months ended June 30, 2020 the Company accrued interest of $13,317.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1**	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2**	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERRICK MEDIA HOLDINGS, INC.

Date: August 14, 2020	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Chelsea Pullano
	Name:	Chelsea Pullano
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)