Form 10-Q
period 2020-09-30
Creatd, Inc.
filed 2020-11-16
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-39500

Creatd, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0645394
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2050 Center Avenue Suite 640

Fort Lee, New Jersey 07024

(Address of principal executive offices)

(201) 258-3770

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	CRTD	The Nasdaq Stock Market LLC

Common Stock Purchase Warrants	CRTDW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 16, 2020, there were 8,653,395 shares outstanding of the registrant’s common stock.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

- i -

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our ability to continue as a going concern;

●	our operating expenses exceed our revenues and will likely continue to do so for the foreseeable future;

●	our ability to obtain additional capital, which may be difficult to raise as a result of our limited operating history or any number of other reasons;

●	our ability provide digital content that is useful to users;

●	our ability to retain existing users or add new users;

●	competition from traditional media companies;

●	general economic conditions and events and the impact they may have on us and our users; and

●	other factors discussed in this Form 10-Q.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Form 10-Q, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or collaborations or strategic partnerships we may enter into.

You should read this Form 10-Q and the documents that we have filed as exhibits to this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless otherwise stated or the context otherwise requires, the terms “Creatd,” “we,” “us,” “our” and the “Company” refer collectively to Creatd, Inc. and its subsidiaries.

Except where indicated, all share and per share data in this Form 10-Q, including the unaudited condensed consolidated financial statements, reflect the 1-for-20 reverse stock split of the Company’s common stock (which also adjusted the number of authorized shares of common stock) effected on July 30, 2019 and the 1-for-3 reverse stock split of the Company’s issued and outstanding common stock effected on August 17, 2020 (which did not adjust the number of authorized shares of common stock).

- ii -

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Creatd, Inc.

September 30, 2020

Index to the Condensed Consolidated Financial Statements

Contents	Page(s)

Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	2

Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (unaudited)	8

Notes to the Condensed Consolidated Financial Statements (unaudited)	9

Creatd, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)

Assets

Current Assets
Cash	$2,897,385	$11,637
Prepaid expenses	-	4,127
Accounts receivable, net	90,319	50,849
Note receivable – related party	11,450	11,450
Marketable securities	200,000	-
Total Current Assets	3,199,154	78,063

Property and equipment, net	40,032	42,363

Intangible assets	992,455	1,087,278

Goodwill	1,035,795	1,035,795

Deposits and other assets	197,243	16,836

Operating lease right of use asset	258,249	311,711

Total Assets	$5,722,928	$2,572,046

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$1,339,024	$1,763,222
Demand loan	50,000	225,000
Convertible Notes - related party, net of debt discount	-	20,387
Convertible Notes, net of debt discount and issuance costs	174,469	2,896,425
Current portion of operating lease payable	79,816	105,763
Note payable - related party, net of debt discount	3,295	5,129,342
Note payable, net of debt discount and issuance costs	990,122	660,000
Unrecognized tax benefit	68,000	68,000
Deferred revenue	37,421	50,691
Warrant liability	-	10,000

Total Current Liabilities	2,742,147	10,928,830

Non-current Liabilities:
Note payable	401,764	-
Operating lease payable	176,623	201,944

Total Non-current Liabilities	578,387	201,944

Total Liabilities	3,320,534	11,130,774

Commitments and contingencies

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value, 0 and 31,581 shares issued and outstanding, respectively	-	-
Series B Preferred stock, $0.001 par value, 0 and 8,063 shares issued and outstanding, respectively	-	-
Series D Preferred stock, $0.001 par value, 0 and 914 shares issued and outstanding, respectively	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 8,662,745 issued and 8,653,395 outstanding as of September 30, 2020 and 3,059,646 issued and 3,006,362 outstanding as of December 31, 2019	8,663	3,059
Additional paid in capital	67,812,570	36,391,819
Accumulated deficit	(65,302,489)	(44,580,437)
Accumulated other comprehensive income	(28,790)	(5,995)
Less: Treasury stock, 9,350 and 53,283 shares, respectively	(87,560)	(367,174)
	2,402,394	(8,558,728)

Total Liabilities and Stockholders’ Deficit	$5,722,928	$2,572,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net revenue	$424,814	$91,386	$1,040,496	$132,901

Gross margin	424,814	91,386	1,040,496	132,901

Operating expenses
Compensation	5,203,931	531,502	7,470,629	1,803,113
Consulting fees	739,503	412,394	2,291,609	810,025
Research and development	158,528	11,349	329,803	366,247
General and administrative	1,346,716	792,664	3,333,520	1,917,154

Total operating expenses	7,448,678	1,747,909	13,425,561	4,896,539

Loss from operations	(7,023,864)	(1,656,523)	(12,385,065)	(4,763,638)

Other income (expenses)
Other income	437,657	-	515,442	-
Interest expense	(512,650)	(164,439)	(1,379,386)	(329,040)
Accretion of debt discount and issuance cost	(6,370,557)	(111,027)	(6,697,778)	(228,017)
Settlement of vendor liabilities	-	-	(126,087)	-
Loss on marketable securities	(17,495)	-	(7,453)	-
Loss on extinguishment of debt	(88,734)	(2,022)	(623,774)	(83,171)
Gain on settlement of debt	-	-	470	-

Other expenses, net	(6,551,779)	(277,488)	(8,318,566)	(640,228)

Loss before income tax provision	(13,575,643)	(1,934,011)	(20,703,631)	(5,403,866)

Income tax provision	-	-	-	-

Net loss	$(13,575,643)	$(1,934,011)	$(20,703,631)	$(5,403,866)

Deemed dividend	18,421	-	18,421	-
Inducement expense	-	-	-	(7,628)

Net loss attributable to common shareholders	(13,594,064)	(1,934,011)	(20,722,052)	(5,396,238)

Other comprehensive income

Currency translation gain (loss)	5,735	-	(22,795)	-

Comprehensive loss	$(13,569,908)	$(1,934,011)	$(20,726,426)	$(5,403,866)

Per-share data
Basic and diluted loss per share	$(3.20)	$(0.65)	$(5.91)	$(2.05)

Weighted average number of common shares outstanding	4,254,300	2,966,440	3,506,393	2,633,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended September 30, 2020 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance, June 30, 2020	-	$-	-	$-	-	$-	3,327,398	$3,327	(7,461)	$(60,162)	$39,075,664	$(51,708,425)	$(34,525)	(12,724,121)

Shares issued with note payable	-	-	-	-	-	-	6,667	7	-	-	71,322	-	-	71,329

Stock based compensation	-	-	-	-	-	-	91,167	91	-	-	4,582,674	-	-	4,582,765

Stock warrants issued with note payable	-	-	-	-	-	-	-	-	-	-	326,364	-	-	326,364

Purchase of treasury stock	-	-	-	-	-	-	-	-	(1,889)	(27,398)	-	-	-	(27,398)

Recognition of intrinsic value of beneficial conversion features – convertible notes	-	-	-	-	-	-	-	-	-	-	5,498,313	-	-	5,498,313

Cash received for common stock and warrants	-	-	-	-	-	-	1,725,000	1,725	-	-	7,025,962	-	-	7,027,687

Common stock and warrants issued upon conversion of notes payable	-	-	-	-	-	-	3,512,513	3,513	-	-	11,213,850	-	-	11,217,363

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	5,735	5,735

Dividends	-	-	-	-	-	-	-	-	-	-	18,421	(18,421)	-	-

Net loss for the three months ended September 30, 2020	-	-	-	-	-	-	-	-	-	-	-	(13,575,643)	-	(13,575,643)

Balance, September 30, 2020	-	$-	-	$-	-	$-	8,662,745	$8,663	(9,350)	$(87,560)	$67,812,570	$(65,302,489)	$(28,790)	$2,402,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2020 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance, December 31, 2019	-	$-	-	$-	-	$-	3,059,646	$3,060	(53,283)	$(367,174)	$36,391,818	$(44,580,437)	$(5,995)	$(8,558,728)

Shares issued with notes payable	-	-	-	-	-	-	14,774	15	-	-	130,244	-	-	130,259

Stock based compensation	-	-	-	-	-	-	141,167	141	-	-	5,167,633	-	-	5,167,774

Shares issued to settle vendor liabilities	-	-	-	-	-	-	23,565	24	-	-	235,607	-	-	235,631

Conversion of warrants to stock	-	-	-	-	-	-	7,239	7	-	-	(4,236)	-	-	(4,229)

Conversion of options to stock	-	-	-	-	-	-	229,491	229	-	-	1,405,436	-	-	1,405,665

Stock warrants issued with note payable	-	-	-	-	-	-	-	-	-	-	1,078,501	-	-	1,078,501

Cancellation of Treasury stock	-	-	-	-	-	-	(50,650)	(51)	50,650	349,030	(348,979)	-	-	-

Purchase of treasury stock	-	-	-	-	-	-	-	-	(6,717)	(69,416)	-	-	-	(69,416)

Recognition of intrinsic value of beneficial conversion features – convertible notes	-	-	-	-	-	-	-	-	-	-	5,498,313	-	-	5,498,313

Cash received for common stock and warrants	-	-	-	-	-	-	1,725,000	1,725	-	-	7,025,962	-	-	7,027,687

Common stock and warrants issued upon conversion of notes payable	-	-	-	-	-	-	3,512,513	3,513	-	-	11,213,850	-	-	11,217,363

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	(22,795)	(22,795)

Dividends	-	-	-	-	-	-	-	-	-	-	18,421	(18,421)	-	-

Net loss for the nine months ended September 30, 2020	-	-	-	-	-	-	-	-	-	-	-	(20,703,631)	-	(20,703,631)

Balance, September 30, 2020	-	$-	-	$-	-	$-	8,662,745	$8,663	(9,350)	$(87,560)	$67,812,570	$(65,302,489)	$(28,790)	$2,402,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months ended September 30, 2019

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2019	-	-	-	-	-	-	2,943,569	2,944	(49,950)	(362,174)	35,247,809	(40,007,294)	(5,118,715)

Shares issued for acquisition	-	-	-	-	-	-	111,111	111	-	-	1,166,558	-	1,166,669

Stock warrants issued with note payable			-	-	-	-	-	-	-	-	8,197	-	8,197

Purchase of treasury stock and warrants	-	-	-	-	-	-	-	-	(66,667)	(30,000)	(5,000)	-	(35,000)

Inducement expense	-	-	-	-	-	-	-	-	-	-	-	-	-

Net loss for the three months ended September 30, 2019	-	-	-	-	-	-	-	-	-	-	-	(1,934,011)	(1,934,011)

Balance, September 30, 2019	-	-	-	-	-	-	3,054,680	3,055	(116,617)	(392,174)	36,417,564	(41,941,305)	(5,912,860)

Creatd, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2019

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2018	-	-	-	-	-	-	2,158,447	2,158	(9,222)	(52,341)	34,104,644	(36,545,065)	(2,490,604)

Stock based compensation	-	-	-	-	-	-	41,742	42	-	-	434,042	-	434,084

Cash received for common stock and warrants	-	-	-	-	-	-	43,322	43	-	-	649,786	-	649,829

Tender offering	-	-	-	-	-	-	700,058	700	-	-	(700)	-	-

Stock issuance cost	-	-	-	-	-	-	-	-	-	-	(178,146)	-	(178,146)

Stock warrants issued with note payable	-	-	-	-	-	-	-	-	-	-	336,975	-	336,975

Purchase of treasury stock and warrants	-	-	-	-	-	-	-	-	(107,394)	(339,833)	(95,594)	-	(435,427)

Shares issued for acquisition	-	-	-	-	-	-	111,111	111	-	-	1,166,558	-	1,166,669

Inducement expense	-	-	-	-	-	-	-	-	-	-	-	7,626	7,626

Net loss for the nine months ended September 30, 2019	-	-	-	-	-	-	-	-	-	-	-	(5,403,866)	(5,403,866)

Balance, September 30, 2019	-	-	-	-	-	-	3,054,680	3,054	(116,617)	(392,174)	36,417,565	(41,941,305)	(5,912,860)

Creatd, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2020	September 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,703,631)	$(5,403,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116,614	11,922
Accretion of debt discount and issuance cost	6,697,778	228,017
Inducement expense	-	7,626
Share-based compensation	6,577,558	441,412
Bad debt expense	52,849	-
Gain on settlement of debt	(470)	-
Loss on settlement of vendor liabilities	126,087	-
Gain on marketable securities	7,453	-
Loss on extinguishment of debt	623,774	83,171
Non cash lease expense	53,462	(76,317)
Changes in operating assets and liabilities:	-
Prepaid expenses	-	669
Accounts receivable	(92,319)	(49,532)
Deposits and other assets	(5,407)	-
Deferred revenue	(13,270)	57,003
Accounts payable and accrued expenses	1,578,302	(7,912)
Operating lease liability	(51,268)	-
Net Cash Used In Operating Activities	(5,032,488)	(4,707,807)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	-	(11,450)
Cash paid for property and equipment	(19,460)	(27,887)
Purchase of marketable securities	(238,272)	-
Sale of marketable securities	36,048	-
Deposits	(175,000)	-
Cash consideration for acquisition	-	(368,004)
Net cash received in business combination	-	16,049
Net Cash Used In Investing Activities	(396,684)	(391,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	-	(33,573)
Net proceeds from issuance of notes	1,396,649	-
Repayment of notes	(447,024)	(50,000)
Proceeds from issuance of demand loan	440,000	100,000
Repayment of demand Loan	(90,000)	-
Proceeds from issuance of convertible note	2,904,255	1,993,025
Repayment of convertible notes	(1,658,001)	-
Proceeds from issuance of convertible notes - related party	50,000
Proceeds from issuance of note payable - related party	152,989	3,406,500
Repayment of note payable - related party	(983,752)	(329,000)
Proceeds from issuance of common stock and warrants	6,662,015	649,829
Cash paid for stock issuance costs	-	(35,000)
Purchase of treasury stock and warrants	(89,416)	(435,428)
Net Cash Provided By Financing Activities	8,337,715	5,266,353

Effect of exchange rate changes on cash	(22,795)	-

Net Change in Cash	2,885,748	167,254

Cash - Beginning of Year	11,637	-

Cash - End of period	$2,897,385	$167,254

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$175,626	$42,262

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of vendor liabilities	$475,220	$-
Deferred offering costs	$-	$143,146
Beneficial conversion feature on convertible notes	$5,498,313	$-
Warrants issued with debt	$1,079,213	$336,975
Shares issued with debt	$130,264	$-
Issuance of common stock for prepaid services	$585,000	$-
Cancellation of Treasury stock	$349,030
Operating Lease liability	$-	$288,790
Option liability	$-	$7,328
Conversion of note payable and interest into convertible notes	$385,000	$-
Conversion of Demand loan into notes payable	$150,000	$-
Common stock and warrants issued upon conversion of notes payable	$11,217,362	$-
Promissory Note issued for acquisition	$-	$660,000
Shares issued for acquisition	$-	$1,166,669
Conversion of note payable and interest into convertible notes	$385,000	$-
Conversion of note payable- related party and interest into convertible notes- related party	$-	$20,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

September 30, 2020

Notes to the Condensed Consolidated Financial Statements

Note 1 – Organization and Operations

Creatd, Inc., formerly Jerrick Media Holdings, Inc. (“we,” “us,” the “Company,” or “Creatd”), is a technology company focused on the development of digital communities, marketing branded digital content, and e-commerce opportunities. Creatd’s content distribution platform, Vocal, delivers a robust long-form, digital publishing platform organized into highly engaged niche-communities capable of hosting all forms of rich media content. Through Creatd’s proprietary algorithm dynamics, Vocal enhances the visibility of content and maximizes viewership, providing advertisers access to target markets that most closely match their interests.

The Company was originally incorporated under the laws of the State of Nevada on December 30, 1999 under the name LILM, Inc. The Company changed its name on December 3, 2013 to Great Plains Holdings, Inc. (“GTPH”) as part of its plan to diversify its business.

On February 5, 2016 (the “Closing Date”), GTPH, GPH Merger Sub, Inc., a Nevada corporation and wholly-owned subsidiary of GTPH (“Merger Sub”), and Jerrick Ventures, Inc., a privately-held Nevada corporation headquartered in New Jersey (“Jerrick”), entered into an Agreement and Plan of Merger (the “Merger”) pursuant to which the Merger Sub was merged with and into Jerrick, with Jerrick surviving as a wholly-owned subsidiary of GTPH (the “Merger”). GTPH acquired, pursuant to the Merger, all of the outstanding capital stock of Jerrick in exchange for issuing Jerrick’s shareholders (the “Jerrick Shareholders”), pro-rata, a total of 475,000 shares of GTPH’s common stock. In connection therewith, GTPH acquired 33,415 shares of Jerrick’s Series A Convertible Preferred Stock (the “Jerrick Series A Preferred”) and 8,064 shares of Series B Convertible Preferred Stock (the “Jerrick Series B Preferred”).

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

Upon closing of the Merger on February 5, 2016, the Company changed its business plan to that of Jerrick.

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

On September 9, 2020, the Company filed a certificate of amendment with the Secretary of State of the State of Nevada to change our name to “Creatd, Inc.”, which became effective on September 10, 2020.

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

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other interim period or for any other future year. These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019, included in the Company’s 2019 Annual Report on Form 10-K filed with the SEC. The balance sheet as of December 31, 2019 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

As of September 30, 2020, the Company’s consolidated subsidiaries and/or entities are as follows:

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the Financial Accounting Standards Board (the “FASB”), Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The assets or liabilities’ fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the relevant assets and liabilities that are measured at fair value on a recurring basis:

Fair Value Measurements as of

September 30, 2020

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities - debt securities	$200,000	$-	$-	$200,000
Marketable securities - equity securities	-	-	-	-
Total assets	$200,000	$-	$-	$200,000

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

Marketable debt securities as of September 30, 2020 are as follows:

	Fair Value Hierarchy	Cost	Unrealized Gains (Loss)	Fair Value
Marketable securities - debt securities	3	$200,000	$-	$200,000

The change in net unrealized holding gain (loss) on debt securities available for sale that has been included in Accumulated Other Comprehensive Income as a separate component of Stockholder’s Equity for the nine months ended September 30, 2020 and 2019 was $0 and $0, respectively.

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of September 30, 2020 are $0.

The change in net realized appreciation on equity trading securities that has been included in other expenses for the nine months ended September 30, 2020 and 2019 was $7,453 and $0, respectively.

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

Long-lived Assets Including Goodwill and Other Acquired Intangibles Assets

We evaluate the recoverability of property and equipment and acquired finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any significant impairment charges during the nine months ended September 30, 2020.

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

During the nine months ended September 30, 2020 the Company completed its annual impairment test of goodwill. The Company performed the qualitative assessment as permitted by ASC 350-20 and determined that the fair value of the reporting unit was more likely than not equal or greater than the carrying value, including Goodwill. Based on completion of this annual impairment test, no impairment was indicated.

Investments

The Company accounts for its investments in debt securities, in accordance with sub-topic 320-10 of the FASB ASC (“Sub-topic 320-10”).

Pursuant to Paragraph 320-10-35-1, investments in debt securities that are classified as available for sale shall be measured subsequently at fair value in the consolidated balance sheets at each balance sheet date. Unrealized holding gains and losses for available-for-sale debt securities (including those classified as current assets) shall be excluded from earnings and reported in other comprehensive income until realized  except an available-for-sale debt security that is designated as being hedged in a fair value hedge, from which all or a portion of the unrealized holding gain and loss of shall be recognized in earnings during the period of the hedge, pursuant to paragraphs 815-25-35-1 through 815-25-35-4. The available-for-sale debt securities are measured at amortized cost if there is no readily determinable fair value.

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

The following table sets forth a summary of the changes in marketable securities that are measured at fair value on a recurring basis:

	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Total	Total
Beginning of period	$176 ,325	$-
Purchase of marketable securities	71,989	238,272
Loss on trading securities	(17,495)	(7,453)
Sale of marketable securities	(30,819)	(30,819)
September 30, 2020	$200,000	$200,000

We invest in debt and equity securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of September 30, 2020, all of our investments had maturities between one and two years.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB ASC to report accounting for contingencies. Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Foreign Currency

Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at our Consolidated Balance Sheet dates. Results of operations and cash flows are translated using the average exchange rates throughout the periods. The effect of exchange rate fluctuations on the translation of assets and liabilities is included as a component of stockholders’ equity in accumulated other comprehensive income. Gains and losses from foreign currency transactions, which are included in SG&A, have not been significant in any period presented.

Revenue Recognition

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, we satisfy a performance obligation.

Revenue disaggregated by revenue source for the three and nine months ended September 30, 2020 and 2019 consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Branded content	$165,500	$35,464	$290,228	$57,885
Managed Services	183,648	54,767	566,005	60,937
Creator Subscriptions	66,198	-	157,132	-
Affiliate sales	8,400	1,155	24,744	6,816
Other revenue	1,068	-	2,387	7,263
	$424,814	$91,386	$1,040,496	$132,901

During the three and nine months ended September 30, 2020, the Company recognized $100,000 in revenue from a related party for branded content services. The customer is a significant investee into which the Company has made deposits towards the investment of $175,000.

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

Below are the significant components of a typical agreement pertaining to branded content revenue:

●	The Company collects fixed fees ranging from $5,000 to $75,000.

●	The articles are created and published within three months of the signed agreement, or as previously negotiated with the client.

●	The articles are promoted per the contract and engagement reports are provided to the client.

●	The client pays 50% at signing and 50% upon completion.

●	Most contracts include provisions for clients to acquire content rights at the end of the campaign for a flat fee.

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

Subscription

Vocal+ is a premium subscription offering for Vocal creators.  In addition to joining for free, Vocal creators now have the option to sign up for a Vocal+ membership for either $9.99 monthly or $99 annually. Vocal+ subscribers receive access to value-added features such as increased rate of cost per mille (thousand) (“CPM”) monetization, a decreased minimum withdrawal threshold, a discount on platform processing fees, member badges for their profiles, access to exclusive Vocal+ Challenges, and early access to new Vocal features. Subscription revenues stem from both monthly and annual subscriptions, the latter of which is amortized over a twelve-month period. Any customer payments received are recognized over the subscription period, with any payments received in advance being deferred until they are earned.

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

Deferred Revenue

Deferred revenue consists of billings and payments from clients in advance of revenue recognition. As of September 30, 2020 and December 31, 2019, the Company had deferred revenue of $37,421 and $50,691, respectively.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried when the Company has performed the work in accordance with managed services, project, partner, consulting and branded content agreements. For example, we bill a managed service client monthly when we have updated their Amazon store, modified SEO or completed the other services listed in the agreement. For projects and branded content, we will bill the client and record the receivable once milestones are reached that are set in the agreement. We make estimates for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers. During the nine months ended September 30, 2020 the Company recorded $52,849 as a reserve for doubtful accounts. As of September 30, 2020 and December 31, 2019, the Company has an allowance for doubtful accounts of $82,349 and $33,503, respectively.

Stock-Based Compensation

The Company recognizes compensation expense for all equity–based payments granted in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation”. Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the nine months ended September 30, 2020 and 2019 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at September 30, 2020 and 2019:

	September 30,
	2020	2019
Options	542,687	294,167
Warrants	3,059,040	262,084
Convertible notes - related party	-	1,770
Convertible notes	-	188,265
Totals	3,601,727	746,286

Recently Adopted Accounting Guidance

The Company invests in equity and debt securities. The Company’s investments in debt securities are classified at the date of purchase as available-for-sale securities. Debt securities are reported at fair value with unrealized gains and losses, net of the related tax effect, reflected as an accumulated other comprehensive income component of stockholder’s equity until such gains or losses are realized. In accordance with Accounting Standards Update (“ASU”) 2016-01, Equity securities are now reported at fair value with unrealized gains and losses, net of the related tax effect, reflected as a gain or loss on the statement of operations.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The adoption of ASU 2016-16 did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). The updated guidance, which became effective for fiscal years beginning after December 15, 2019, did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements for fair value measurements. The adoption of ASU 2018-13 did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance requires companies to apply the internal-use software guidance in ASC 350-40 to implementation costs incurred in a hosting arrangement that is a service contract to determine whether to capitalize certain implementation costs or expense them as incurred. The adoption of ASU 2018-15 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

As reflected in the condensed consolidated financial statements, as of September 30, 2020, the Company had an accumulated deficit of $65.3 million, a net loss of $20.7 million and net cash used in operating activities of $5.0 million for the reporting period then ended. The Company is in default on debentures as of the date of this filing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

On January 30, 2020, the World Health Organization declared the COVID-19 novel coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The COVID-19 coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial impact will be to the Company, capital raising efforts and our operations may be negatively affected.

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

At the Seller’s Choice Closing, the aggregate consideration (the “Consideration”) paid to the Seller was as follows: (i) $340,000, in cash; (ii) 111,111 shares of the Company’s common stock; and (iii) a secured promissory note in the principal amount of $660,000 (the “Seller’s Choice Note”). In connection with the Seller’s Choice Note, the Company, Seller, and Seller’s Choice entered into a Security Agreement whereby the Seller’s Choice Note is secured by the assets of Seller’s Choice.

Following the closing of the transaction, Seller’s Choice’s financial statements as of the Closing were consolidated with the Condensed consolidated financial statements of the Company. These amounts are provisional and may be adjusted during the measurement period.

Following the closing of the merger transaction the Company’s investment in Seller’s Choice consisted of the following:

	Shares	Amount
Consideration paid:
Cash paid		$340,000
Common stock issued at closing (1)	111,111	$1,166,669
Note payable		660,000
Total consideration paid		$2,166,669

Total consideration		$2,166,669

(1)	The common stock issued at the closing of the Seller’s Choice Acquisition had a closing price of $10.50 per share on the date of the transaction.

The following presents the unaudited pro-forma combined results of operations of the Company with Seller’s Choice as if the entities were combined on January 1, 2019.

Nine Months Ended
September 30, 2019
Revenues, net	$801,416
Net loss attributable to common shareholders	$(5,438,813)
Net loss per share	$(2.07)
Weighted average number of shares outstanding	2,633,406

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

Note 5 – Notes Payable

Notes payable as of September 30, 2020 and December 31, 2019 is as follows:

	Outstanding Principal as of
	September 30, 2020		December 31, 2019	Interest Rate	Maturity Date
Seller’s Choice Note	660,000		660,000	30%	September 2020
The First January 2020 Loan Agreement	-		-	6%	January 2020
The Second January 2020 Loan Agreement	-		-	5%	January 2020
The Third January 2020 Loan Agreement	-		-	10%	January 2020
The Fourth January 2020 Loan Agreement	-		-	7%	February 2020
The February 2020 Loan agreement	-		-	5%	March 2020
The First March 2020 Loan Agreement	-		-	25%	September 2020
The Second March 2020 Loan Agreement	-		-	19%	September 2021
The April 2020 PPP Loan Agreement	412,500		-	1%	April 2022
The May 2020 PPP Loan Agreement	282,432		-	1%	May 2022
The June 2020 Loan Agreement	-		-	15%	July 2020
The July 2020 Loan Agreement	-		-	5%	August 2020
The First September 2020 Loan Agreement	20,249		-	12.5%	March 2021
The Second September 2020 Loan Agreement	16,705		-	7%	September 2020
	1,391,886		660,000
Less: Debt Discount	-		-
Less: Debt Issuance Costs	-		-
	1,391,886		660,000
Less: Current Debt	(990,122)
Total Long-Term Debt	$401,764	$

Seller’s Choice Note

On September 11, 2019, the Company entered into Seller’s Choice Purchase Agreement with Home Revolution LLC (see Note 4). As a part of the consideration provided pursuant to the Seller’s Choice Acquisition, the Company issued the Seller’s Choice Note to the Seller in the principal amount of $660,000. The Seller’s Choice Note bears interest at a rate of 9.5% per annum, and is payable on March 11, 2020 (the “Seller’s Choice Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts become due. Upon maturity the Company utilized an automatic extension up to 6 months. This resulted in a 5% increase in the interest rate every month the Seller’s Choice Note is outstanding. As of September 30, 2020 the company is in default on the Seller’s Choice note.

During the nine months ended September 30, 2020 the Company accrued interest of $104,578 and paid $68,970 of interest.

The First January 2020 Loan Agreement

On January 3, 2020, the Company entered into a loan agreement (the “First January 2020 Loan Agreement”) with an individual (the “First January 2020 Lender”) whereby the First January 2020 Lender issued the Company a promissory note of $250,000 (the “First January 2020 Note”). Pursuant to the First January 2020 Loan Agreement, the First January 2020 Note has an effective interest rate of 6%. As additional consideration for entering in the First January 2020 Loan Agreement, the Company issued the First January 2020 Lender 1,333 shares of the Company’s common stock. The maturity date of the First January 2020 Note was January 15, 2020 (the “First January 2020 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the First January 2020 Note were due.

During the nine months ended September 30, 2020, the Company converted $250,000 in principal to the Third February 2020 Note (as defined below).

The Second January 2020 Loan Agreement

On January 14, 2020, the Company entered into a loan agreement (the “Second January 2020 Loan Agreement”) with an individual (the “Second January 2020 Lender”), whereby the Second January 2020 Lender issued the Company a promissory note of $10,000 (the “Second January 2020 Note”). Pursuant to the Second January 2020 Loan Agreement, the Second January 2020 Note has an effective interest rate of 5%. The maturity date of the Second January 2020 Note was January 24, 2020 (the “Second January 2020 Maturity Date”), at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Second January 2020 Note were due. As additional consideration for entering in the Second January Loan Agreement, the Company issued a five-year warrant to purchase 50 shares of the Company’s common stock at a purchase price of $18.00 per share. The Company recorded a $580 debt discount relating to 50 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the nine months ended September 30, 2020 the Company repaid $10,000 in principal and $500 in interest.

The Third January 2020 Loan Agreement

On January 22, 2020, the Company entered into a loan agreement (the “Third January 2020 Loan Agreement”) with an individual (the “Third January 2020 Lender”), whereby the Third January 2020 Lender issued the Company a promissory note of $15,000 (the “Third January 2020 Note”). Pursuant to the Third January 2020 Loan Agreement, the Third January 2020 Note has an effective interest rate of 10%. The maturity date of the Third January 2020 Note was January 29, 2020 (the “Third January 2020 Maturity Date”), at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Third January 2020 Note were due. As additional consideration for entering in the Third January Loan Agreement, the Company issued a five-year warrant to purchase 75 shares of the Company’s common stock at a purchase price of $18.00 per share. The Company recorded a $892 debt discount relating to 75 warrants issued to the Third January 2020 Lender based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the nine months ended September 30, 2020 the Company repaid $15,000 in principal and $1,500 in interest.

The Fourth January 2020 Loan Agreement

On January 23, 2020, the Company entered into a loan agreement (the “Fourth January 2020 Loan Agreement”) with an individual (the “Fourth January 2020 Lender”) whereby the Fourth January 2020 Lender issued the Company a promissory note of $135,000 (the “Fourth January 2020 Note”). Pursuant to the Fourth January 2020 Loan Agreement, the Fourth January 2020 Note has an effective interest rate of 7%. As additional consideration for entering in the First January 2020 Loan Agreement, the Company issued the Fourth January 2020 Lender 750 shares of the Company’s common stock. The maturity date of the Fourth January 2020 Note was February 23, 2020 (the “Fourth January 2020 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Fourth January 2020 Note were due.

During the nine months ended September 30, 2020 the Company converted $135,000 in principal to the Second February 2020 Note (as defined below).

The February 2020 Loan Agreement

On February 25, 2020, the Company entered into a loan agreement (the “February 2020 Loan Agreement”) with an individual (the “February 2020 Lender”), whereby the February 2020 Lender issued the Company a promissory note of $15,000 (the “February 2020 Note”). Pursuant to the February 2020 Loan Agreement, the February 2020 Note has an effective interest rate of 5%. The maturity date of the February 2020 Note was March 3, 2020 (the “February 2020 Maturity Date”), at which time all outstanding principal, accrued and unpaid interest and other amounts due under the February 2020 Note were due. As additional consideration for entering in the February 2020 Loan Agreement, the Company issued a five-year warrant to purchase 75 shares of the Company’s common stock at a purchase price of $18.00 per share. The Company recorded a $801 debt discount relating to 75 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the nine months ended September 30, 2020 the Company repaid $15,000 in principal and $750 in interest.

The First March 2020 Loan Agreement

On March 23, 2020, the Company entered into a loan agreement (the “First March 2020 Loan Agreement”) with an individual (the “First March 2020 Lender”) whereby the First March 2020 Lender issued the Company a promissory note of $11,000 (the “First March 2020 Note”). Pursuant to the First March 2020 Loan Agreement, the First March 2020 Note has an effective interest rate of 25%. The maturity date of the First March 2020 Note was September 23, 2020 (the “First March 2020 Maturity Date”), at which time all outstanding principal, accrued and unpaid interest and other amounts due under the First March 2020 Note were due.

During the nine months ended September 30, 2020 the Company repaid $11,000 in principal and $2,695 in interest.

The Second March 2020 Loan Agreement

On March 26, 2020, the Company entered into a loan agreement (the “Second March 2020 Loan Agreement”) with an individual (the “Second March 2020 Lender”), whereby the Second March 2020 Lender issued the Company a promissory note of $17,000 (the “Second March 2020 Note”). Pursuant to the Second March 2020 Loan Agreement, the Second March 2020 Note has an effective interest rate of 19%. The maturity date of the Second March 2020 Note was September 17, 2020 (the “Second March 2020 Maturity Date”), at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Second March 2020 Note were due.

During the nine months ended September 30, 2020 the Company repaid $17,000 in principal and $1,398 in interest.

The April 2020 PPP Loan Agreement

On April 30, 2020, Jerrick Ventures, LLC (“Jerrick Ventures”), the Company’s wholly-owned subsidiary, was granted a loan from PNC Bank, N.A. with a principal amount of $282,432 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The Loan, which was in the form of a Note dated April 30, 2020 matures on April 30, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing on October 30, 2020. The Note may be prepaid by Jerrick Ventures at any time prior to maturity without payment of any premium. Funds from the Loan may only be used to retain workers and maintain payroll or make mortgage payments, lease payments and utility payments.

During the nine months ended September 30, 2020 the Company accrued interest of $1,684.

The Company is in the process of returning the funds received from the Loan.

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

During the nine months ended September 30, 2020 the Company accrued interest of $1,184.

The June 2020 Loan Agreement

On June 30, 2020, the Company entered into a loan agreement (the “June 2020 Loan Agreement”) with a banking institution (the “June 2020 Lender”), whereby the June 2020 Lender issued the Company a promissory note of A$510,649 Australian dollar (“AUD”) or $351,692 United States Dollar (the “June 2020 Note”). Pursuant to the June 2020 Loan Agreement, the June 2020 Note has an effective interest rate of 15%. The maturity date of the June 2020 Note was July 31, 2020 (the “June 2020 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the June 2020 Note were due in AUD currency. This loan was secured by the Australian research & development credit.

During the nine months ended September 30, 2020 the Company repaid A$510,649 in principal and A$14,814 in interest.

The July 2020 Loan Agreement

On July 30, 2020, the Company entered into a loan agreement (the “July 2020 Loan Agreement”) with an individual (the “July 2020 Lender”), whereby the July 2020 Lender issued the Company a promissory note of $5,000 (the “July 2020 Note”). Pursuant to the July 2020 Loan Agreement, the July 2020 Note has an effective interest rate of 5%. The maturity date of the July 2020 Note was August 06, 2020 (the “July 2020 Maturity Date”), at which time all outstanding principal, accrued and unpaid interest and other amounts due under the July 2020 Note were due. As additional consideration for entering in the July 2020 Loan Agreement, the Company issued a five-year warrant to purchase 25 shares of the Company’s common stock at a purchase price of $18.00 per share. The Company recorded a $316 debt discount relating to 25 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the nine months ended September 30, 2020 the Company repaid $5,000 in principal and $250 in interest.

The First September 2020 Loan Agreement

On September 1, 2020, the Company entered into a loan agreement (the “First September 2020 Loan Agreement”) with an individual (the “First September 2020 Lender”) whereby the First September 2020 Lender issued the Company a promissory note of $25,000 (the “First September 2020 Note”). Pursuant to the First September 2020 Loan Agreement, the First September 2020 Note has an effective interest rate of 12.5%. The maturity date of the First September 2020 Note is March 1, 2021 (the “First September 2020 Maturity Date”), at which time all outstanding principal, accrued and unpaid interest and other amounts due under the First September 2020 Note are due.

During the nine months ended September 30, 2020 the Company repaid $4,752 in principal and $0 in interest.

The Second September 2020 Loan Agreement

On September 15, 2020, the Company entered into a loan agreement (the “Second September 2020 Loan Agreement”) with an individual (the “Second September 2020 Lender”), whereby the Second September 2020 Lender issued the Company a promissory note of $16,705 (the “Second September 2020 Note”). Pursuant to the Second September 2020 Loan Agreement, the Second September 2020 Note has an interest rate of 7%. The maturity date of the Second September 2020 Note is September 15, 2022 (the “Second September 2020 Maturity Date”), at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Second September 2020 Note are due. The Second September 2020 Loan is secured by the tangible and intangible property of the Company.

During the nine months ended September 30, 2020 the Company accrued interest of $48.

Note 6 – Convertible Note Payable

Convertible notes payable as of September 30, 2020 and December 31, 2019 is as follows:

	Outstanding Principal as of						Warrants granted
	September 30, 2020	December 31, 2019	Interest Rate	Conversion Price		Maturity Date	Quantity	Exercise Price
The February 2018 Convertible Note Offering	-	75,000	15%	12.00	(*)	January – February 2020	84,639	12.00
The March 2018 Convertible Note Offering	-	75,000	14%	12.00	(*)	March – April 2020	80,114	12.00
The February 2019 Convertible Note Offering	-	2,311,703	10%	15.00	(*)	February – March 2020	44,396	18.00
The November 2019 Convertible Note Offering	-	559,433	12%	13.50	(*)	May – June 2020	-	-
The First January 2020 convertible Loan Agreement	-	-	12%	$13.50	(*)	July – August 2020	-	-
The First February 2020 convertible Loan Agreement	-	-	10%	$12.00	(*)	August 2020	-	-
The Second February 2020 convertible Loan Agreement	-	-	12%	$13.50	(*)	February 2021	6,666	15.00
The Third February 2020 convertible Loan Agreement	-	-	12%	$13.50	(*)	February 2021	41,665	15.00
The April 2020 Convertible Note Offering	-	-	12%	$13.50	(*)	October 2020	-	-
The June 2020 Convertible Loan Agreement	-	-	12%	$-	(*)	June 2021	49,603	11.55
The First July 2020 convertible Loan Agreement	-	-	10%	$-	(*)	June 2021	-	-
The Second July 2020 convertible Loan Agreement	-	-	12%	$-	(*)	July 2021	6,667	12
The July 2020 Convertible Note Offering	-	-	10%	$12.75	(*)	January – March 2021	30,589	12.75
The August 2020 convertible Loan Agreement			10%	$-	(*)	August 2021	-	-
The September 2020 convertible Loan Agreement	385,000	-	12%	$-	(*)	September 2021	85,555	5
	385,000	3,021,136
Less: Debt Discount	(181,347)	(124,096)
Less: Debt Issuance Costs	(29,184)	(614)
	174,469	2,896,425
Less: Current Debt	(174,469)	(2,896,425)
Total Long-Term Debt	$-	$-

(*)	As subject to adjustment as further outlined in the notes

The February 2018 Convertible Note Offering

During the three months ended March 31, 2018, the Company conducted multiple closings of a private placement offering to accredited investors (the “February 2018 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “February 2018 Investors”) for aggregate gross proceeds of $725,000. In addition, $250,000 of the Company’s short-term debt along with accrued but unpaid interest of $40,675 was exchanged for convertible debt in the February 2018 Offering. These conversions resulted in the issuance of 24,223 warrants with a fair value of $181,139. These were recorded as a loss on extinguishment of debt.

The February 2018 Convertible Note Offering consisted of a maximum of $750,000 of units of the Company’s securities (each, a “February 2018 Unit” and collectively, the “February 2018 Units”), with each February 2018 Unit consisting of (a) a 15% Convertible Secured Promissory Note (each a “February 2018 Convertible Note” and together the “February 2018 Convertible Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“February 2018 Conversion Shares”) at a conversion price of $12.00 per share (the “February 2018 Note Conversion Price”), and (b) a five-year warrant (each a “February 2018 Offering Warrant and together the “February 2018 Offering Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the February 2018 Convertible Notes can be converted into (“February 2018 Warrant Shares”) at an exercise price of $12.00 per share (“February 2018 Warrant Exercise Price”). The February 2018 Offering Notes mature on the second (2nd) anniversary of their issuance dates. The February 2018 Offering Notes are secured by a second priority security interest in the Company’s assets up to $1,000,000.

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

The Company recorded a $316,875 debt discount relating to 60,416 February 2018 Offering Warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost.

In connection with the February 2018 Convertible Note Offering, the Company retained a placement agent (the “Placement Agent”), to carry out the Offering on a “best-efforts” basis. For services in its capacity as Placement Agent, the Company has paid the Placement Agent a cash fee of $94,250 and issued to the Placement Agent shares of the Company’s common stock equal to ten percent (10%) of the Conversion Shares underlying the February 2018 Convertible Notes or 6,041 shares that had a fair value of $74,881, which was recorded as issuance cost and is being accreted over the life of these notes to accretion of debt discount and issuance cost.

During the year ended December 31, 2018, the Company converted $940,675 of principal and $86,544 of unpaid interest into the August 2018 Equity Raise.

During the year ended December 31, 2019 the Company repaid $19,758 in interest.

During the nine months ended September 30, 2020 the Company repaid $75,000 in principal and $781 in interest, and the February 2018 Convertible Notes are no longer outstanding.

The March 2018 Convertible Note Offering

During the three months ended March 31, 2018, the Company conducted multiple closings of a private placement offering to accredited investors (the “March 2018 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “March 2018 Investors”) for aggregate gross proceeds of $770,000. In addition, $50,000 of the Company’s short-term debt, $767 accrued but unpaid interest and $140,600 of the Company’s vendor liabilities was exchanged for convertible debt within the March 2018 Convertible Note Offering. These conversions resulted in the issuance of 15,947 warrants with a fair value of $84,087. These were recorded as a loss on extinguishment of debt.

The March 2018 Convertible Note Offering consisted of a maximum of $900,000, with an over-allotment option of an additional $300,000 of units of the Company’s securities (each, a “March 2018 Unit” and collectively, the “March 2018 Units”), with each March 2018 Unit consisting of (a) a 14% Convertible Secured Promissory Note (each a “March 2018 Note” and together the “March 2018 Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at a conversion price of $12.00 per share (the “Conversion Price”), and (b) a four-year warrant (each a “Warrant and together the “Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the Notes can be converted into (“Warrant Shares”) at an exercise price of $12.00 per share (“Exercise Price”). The March 2018 Notes mature on the second (2nd) anniversary of their issuance dates.

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

The Company recorded a $254,788 debt discount relating to 80,114 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the year ended December 31, 2018, the Company converted $886,367 of principal and $51,293 of unpaid interest pursuant to the August 2018 Equity Raise.

During the nine months ended September 30, 2020, the Company converted $50,000 of principal and $17,949 of unpaid interest into the September 2020 Equity Raise (as defined in Note 8).

During the nine months ended September 30, 2020 the Company repaid $25,000 in principal and $9,364 in interest.

The February 2019 Convertible Note Offering

During the nine months ended September 30, 2019, the Company conducted an offering to accredited investors (the “February 2019 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “February 2019 Investors”) for aggregate gross proceeds of $1,993,025.

The February 2019 Convertible Note Offering consisted of (a) a 10% Convertible Promissory Note (each a “February 2019 Note” and together, the “February 2019 Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at the lesser of (i) a fixed conversion price equal to $15.00 per share or (ii) the price provided to investors in connection with (a) any private placement offerings or one or more registered public offerings by the Company under the Securities Act, pursuant to which the Company receives monies in the amount greater than $1,500,000 in exchange for securities of the Company between February 21, 2019 and the date on which the Company’s consummates a listing onto a national securities exchange, or (b) any private placement offerings or one or more registered public offerings by the Company under the Securities Act in connection with its listing onto a national securities exchange (a “Qualified Offering”), and (b) a four-year stock purchase warrant (each a “Warrant and together the “Warrants”) to purchase a quantity of shares of the Company’s common stock up to thirty-three percent (33%) of the number of shares of common stock into which the underlying Notes may be converted, at an exercise price of $18.00 per share (“Exercise Price”). During the nine months ended September 30, 2019 a total of 44,396 Warrants were issued in conjunction with The February 2019 Convertible Note Offering.

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

The Company recorded a $222,632 debt discount relating to 44,396 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the nine months ended September 30, 2020, the Company converted $1,963,567 of principal and $416,786 of unpaid interest into the September 2020 Equity Raise.

During the nine months ended September 30, 2020 the Company repaid $348,136 in principal and $0 in interest.

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

The November 2019 Convertible Note Offering consisted of (a) a 10% Convertible Promissory Note (each a “November 2019 Note” and together, the “November 2019 Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at a fixed conversion price equal to $13.50 per share.

The November 2019 Notes mature six months after the anniversary of their issuance dates. At any time on or after the maturity date, at the election of the Offering’s Purchaser, this Note may convert into Common Stock equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest of this Note on the date of such conversion by $13.50.

The Company recorded a $84,377 debt discount relating to an original issue discount equal to $79,933 and a beneficial conversion feature of $4,444. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the nine months ended September 30, 2020, the Company converted $559,433 of principal and $77,785 of unpaid interest into the September 2020 Equity Raise.

The January 2020 Convertible Note Offering

During the three months ended March 31, 2020, the Company conducted an offering to accredited investors (the “January 2020 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “January 2020 Investors”) for aggregate gross proceeds of $87,473.

The January 2020 Convertible Note Offering consisted of (a) a 12% Convertible Promissory Note (each a “January 2020 Note” and together, the “January 2020 Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at the lesser of (i) a fixed conversion price equal to $13.50 per share or (ii) the price provided to investors in connection with (a) any private placement offerings or one or more registered public offerings by the Company under the Securities Act, pursuant to which the Company receives monies in the amount greater than $1,500,000 in exchange for securities of the Company, or (b) any private placement offerings or one or more registered public offerings by the Company under the Securities Act in connection with its listing onto a national securities exchange (a “Qualified Offering”).

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

During the nine months ended September 30, 2020, the Company converted $87,473 of principal and $8,275 of unpaid interest into the September 2020 Equity Raise.

The First February 2020 Convertible Loan Agreement

On February 4, 2020, the Company entered into a loan agreement (the “First February 2020 Loan Agreement”) with an individual (the “First February 2020 Lender”), whereby the First February 2020 Lender issued the Company a promissory note of $85,000 (the “First February 2020 Note”). Pursuant to the First February 2020 Loan Agreement, the First February 2020 Note has interest of ten percent (10%).

The First February 2020 Note are convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at the lesser of (i) a fixed conversion price equal to $12.00 per share or (ii) the price provided to investors in connection with (a) any private placement offerings or one or more registered public offerings by the Company under the Securities Act, pursuant to which the Company receives monies in the amount greater than $1,500,000 in exchange for securities of the Company, or (b) any private placement offerings or one or more registered public offerings by the Company under the Securities Act in connection with its listing onto a national securities exchange (a “Qualified Offering”).

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

During the nine months ended September 30, 2020 the Company repaid $158,065 in principal and $0 in interest.

The Second February 2020 Convertible Loan Agreement

On February 11, 2020, the Company entered into a loan agreement (the “Second February 2020 Loan Agreement”) with an individual (the “Second February 2020 Lender”), whereby the Second February 2020 Lender issued the Company a promissory note of $200,000 (the “Second February 2020 Note”). Pursuant to the Second February 2020 Loan Agreement, the Second February 2020 Note has interest of twelve percent (12%).  As additional consideration for entering in the Second February 2020 convertible Loan Agreement, the Company issued a five-year warrant to purchase 6,666 shares of the Company’s common stock at a purchase price of $15.00 per share.

The Second February 2020 Note is convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at the lesser of (i) a fixed conversion price equal to $13.50 per share or (ii) the price provided to investors in connection with (a) any private placement offerings or one or more registered public offerings by the Company under the Securities Act, pursuant to which the Company receives monies in the amount greater than $1,500,000 in exchange for securities of the Company, or (b) any private placement offerings or one or more registered public offerings by the Company under the Securities Act in connection with its listing onto a national securities exchange (a “Qualified Offering”).

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

During the nine months ended September 30, 2020, the Company converted $125,000 of principal and $0 of unpaid interest into the September 2020 Equity Raise.

During the nine months ended September 30, 2020 the Company repaid $175,000 in principal and $0 in interest.

The Third February 2020 Convertible Loan Agreement

On February 25, 2020, the Company entered into a loan agreement (the “Third February 2020 Loan Agreement”) with an individual (the “Third February 2020 Lender”), whereby the Third February 2020 Lender issued the Company a promissory note of $1,500,000 (the “Third February 2020 Note”). The Company received proceeds of $864,950 and converted notes payable of $385,000 in exchange for the note (see Note 5).  Pursuant to the Third February 2020 Loan Agreement, the Second February 2020 Note has interest of twelve percent (12%).

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

The Third February 2020 Note matures on the first (12th) month anniversary of their issuance dates. In the event that the Offering’s Purchasers do not choose to convert the Notes into the Common Stock on or prior to the Maturity Dates and the note is unpaid, the notes will be convertible at the lower of the fixed conversion price or 75% multiplied by the lowest trade of the common stock during the twenty (20) consecutive trading day period immediately preceding the date of the respective conversion.

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

During the nine months ended September 30, 2020, the Company converted $1,500,000 of principal and $100,603 of unpaid interest into the September 2020 Equity Raise.

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

The April 2020 Note is convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at the lesser of (i) a fixed conversion price equal to $13.50 per share after the maturity date or (ii) any private placement offerings or one or more registered public offerings by the Company under the Securities Act in connection with its listing onto a national securities exchange (a “Qualified Offering”).

The Company recorded a $50,010 debt discount relating to original issue discount associated with these notes. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the nine months ended September 30, 2020, the Company converted $350,010 of principal and $16,916 of unpaid interest into the September 2020 Equity Raise.

The June 2020 Convertible Loan Agreement

On June 19, 2020, the Company entered into a loan agreement (the “June 2020Loan Agreement”) with an individual (the “June 2020 Lender”), whereby the June 2020 Lender issued the Company a promissory note of $550,000 (the “June 2020 Note”). Pursuant to the June 2020 Loan Agreement, the June 2020 Note has interest of twelve percent (12%).  As additional consideration for entering in the June 2020 convertible Loan Agreement, the Company issued a five-year warrant to purchase 49,603 shares of the Company’s common stock at a purchase price of $11.55 per share. The June 2020 Note matures on the first (12th) month anniversary of its issuance date.

Upon default the June 2020 Note is convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) equal to the closing bid price of the Company’s common stock on the trading day immediately preceding the date of the respective conversion.

The Company recorded a $67,500 debt discount relating to original issue discount associated with this note. The Company recorded a $274,578 debt discount relating to 49,603 warrants and 5,424 shares issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the nine months ended September 30, 2020 the lender converted $59,200 of principal into the Second July 2020 Convertible Loan Agreement

During the nine months ended September 30, 2020 the Company repaid $490,800 in principal and $16,944 in interest.

The First July 2020 Convertible Loan Agreement

On July 01, 2020, the Company entered into a loan agreement (the “First July 2020 Loan Agreement”) with an individual (the “First July 2020 Lender”), whereby the First July 2020 Lender issued the Company a promissory note of $68,000 (the “First July 2020 Note”). Pursuant to the First July 2020 Loan Agreement, the First July 2020 Note has interest of twelve percent (10%).  The First July 2020 Note matures on June 29, 2021.

Upon default the First July 2020 Note is convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) equal to 61% multiplied by the lowest trade of the common stock during the twenty (15) consecutive trading day period immediately preceding the date of the respective conversion.

During the nine months ended September 30, 2020 the Company repaid $68,000 in principal and $3,329 in interest.

The Second July 2020 Convertible Loan Agreement

On July 17, 2020, the Company entered into a loan agreement (the “Second July 2020 Loan Agreement”) with an individual (the “Second July 2020 Lender”), whereby the Second July 2020 Lender issued the Company a promissory note of $250,000 (the “Second July 2020 Note”). Pursuant to the Second July 2020 Loan Agreement, the Second July 2020 Note has interest of twelve percent (12%).  The Second July 2020 Note matures on July 17, 2021.

Upon default the Second July 2020 Note is convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) equal to the closing bid price of the Company’s common stock on the trading day immediately preceding the date of the respective conversion.

The Company recorded a $46,750 debt discount relating to original issue discount associated with this note. The Company recorded a $71,329 debt discount relating to 6,667 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the nine months ended September 30, 2020 the Company repaid $250,000 in principal and $0 in interest.

 The July 2020 Convertible Note Offering

From July 2020 to September 2020, the Company conducted multiple closings of a private placement offering to accredited investors (the “July 2020 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “July 2020 Investors”) for aggregate gross proceeds of $390,000. The July 2020 Convertible Note Offering accrues interest at a rate of twelve percent per annum (12%). The July 2020 Convertible Note Offering mature on the six (6th) month anniversary of their issuance dates.

The July 2020 Note Offering is convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at the lesser of (i) a fixed conversion price equal to $12.75 per share after the maturity date or (ii) any private placement offerings or one or more registered public offerings by the Company under the Securities Act in connection with its listing onto a national securities exchange (a “Qualified Offering”).

Upon default the July 2020 Convertible Note Offering is convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) equal to 61% multiplied by the lowest trade of the common stock during the twenty (15) consecutive trading day period immediately preceding the date of the respective conversion.

The conversion feature of the July 2020 Convertible Note Offering provides for an effective conversion price that is below market value on the date of issuance. Such feature is normally characterized as a beneficial conversion feature. When the Company records a BCF the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The Company recorded a BCF and related debt discount of $38,215, the discount is being accreted over the life of the Debenture to accretion of debt discount and issuance cost.

The Company recorded a $158,078 debt discount relating to 30,589 July 2020 Convertible Note Offering issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost.

During the nine months ended September 30, 2020, the Company converted $390,000 of principal and $3,436 of unpaid interest into the September 2020 Equity Raise.

The August 2020 Convertible Loan Agreement

On August 17, 2020, the Company entered into a loan agreement (the “August 2020 Loan Agreement”) with an individual (the “August 2020 Lender”), whereby the August 2020 Lender issued the Company a promissory note of $68,000 (the “August 2020 Note”). Pursuant to the August 2020 Loan Agreement, the August 2020 Note has interest of twelve percent (12%).  The August 2020 Note matures on August 17, 2021.

Upon default the August 2020 Convertible Note is convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) equal to 61% multiplied by the lowest trade of the common stock during the twenty (15) consecutive trading day period immediately preceding the date of the respective conversion.

The Company recorded a $3,000 debt discount relating to original issue discount associated with this note. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the nine months ended September 30, 2020 the Company repaid $68,000 in principal and $0 in interest.

The September 2020 Convertible Loan Agreement

On September 23, 2020, the Company entered into a loan agreement (the “September 2020 Loan Agreement”) with an individual (the “September 2020 Lender”), whereby the September 2020 Lender issued the Company a promissory note of $385,000 (the “September 2020 Note”). Pursuant to the September 2020 Loan Agreement, the September 2020 Note has interest of twelve percent (12%).  The September 2020 Note matures on September 23, 2021.

Upon default the Second July 2020 Note is convertible into shares of the Company’s common stock, par value $.001 per share equal to the closing bid price of the Company’s common stock on the trading day immediately preceding the date of the respective conversion.

The Company recorded a $68,255 debt discount relating to original issue discount associated with this note. The Company recorded a $146,393 debt discount relating to 85,555 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

Note 7 – Related Party

Convertible notes

Convertible notes payable – related party as of September 30, 2020 and 2019 is as follows:

	Outstanding Principal as of				Warrants granted
	September 30, 2020	December 31, 2019	Interest Rate	Maturity Date	Quantity	Exercise Price
The March 2018 Convertible Note Offering	-	400	14%	April 2020	19,950	12.00
The February 2019 Convertible Note Offering	-	20,000	10%	May 2020	440	18.00
The July 2020 Convertible Note Offering	-	-	10%	January 2020	3,922	12.75
	-	20,400
Less: Debt Discount	-	(13)
Less: Debt Issuance Costs	-	-
	-	20,387
Less: Current Debt	-	(20,387)
Total Long-Term Debt	$-	$-

The March 2018 Convertible Note Offering

During the year ended December 31, 2018, the Company conducted multiple closings of a private placement offering to accredited investors (the “March 2018 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “Investors”) for aggregate gross proceeds of $239,400.

The March 2018 Convertible Note Offering consisted of a maximum of $900,000, with an over-allotment option of an additional $300,000, of units of the Company’s securities (each, a “March 2018 Unit” and collectively, the “March 2018 Units”), with each March 2018 Unit consisting of (a) a 14% Convertible Secured Promissory Note (each a “March 2018 Note” and together the “March 2018 Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at a conversion price of $12.00 per share (the “Conversion Price”), and (b) a four-year warrant (each a “Warrant and together the “Warrants”) to purchase common stock equal to one hundred percent (100%) of the shares into which the Notes can be converted into (“Warrant Shares”) at an exercise price of $12.00 per share (“Exercise Price”). The Notes mature on the second (2nd) anniversary of their issuance dates.

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

The Company recorded a $84,854 debt discount relating to 19,950 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost.

During the year ended December 31, 2018, the Company converted $239,000 of principal and $15,401 of unpaid interest into the August 2018 Equity Raise.

During the nine months ended September 30, 2020 the lender forgave $400 of principal and $70 of unpaid interest. This was recorded as a gain on settlement of debt on the Condensed Consolidated Statements of Comprehensive Income (Loss).

The February 2019 Convertible Note Offering

During the Nine months ended September 30, 2019, the Company conducted an offering to accredited investors (the “February 2019 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “February 2019 Investors”) for aggregate gross proceeds of $20,000.

The February 2019 Convertible Note Offering consisted of (a) a 10% Convertible Promissory Note (each a “February 2019 Note” and together, the “February 2019 Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at the lesser of (i) a fixed conversion price equal to $15.00 per share or (ii) the price provided to investors in connection with (a) any private placement offerings or one or more registered public offerings by the Company under the Securities Act, pursuant to which the Company receives monies in the amount greater than $1,500,000 in exchange for securities of the Company between February 21, 2019 and the date on which the Company’s consummates a listing onto a national securities exchange, or (b) any private placement offerings or one or more registered public offerings by the Company under the Securities Act in connection with its listing onto a national securities exchange (a “Qualified Offering”), and (b) a four-year stock purchase warrant (each a “Warrant and together the “Warrants”) to purchase a quantity of shares of the Company’s common stock up to thirty-three percent (33%) of the number of shares of common stock into which the underlying Notes may be converted, at an exercise price of $18.00 per share (“Exercise Price”). During the nine months ended September 30, 2019 a total of 440 Warrants were issued in conjunction with The February 2019 Convertible Note Offering.

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

The Company recorded a $2,465 debt discount relating to 440 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the year ended December 31, 2019, $20,000 in principal was converted from a promissory note into this Offering.

During the nine months ended September 30, 2020, the Company converted $20,000 of principal and $3,065 of unpaid interest into the September 2020 Equity Raise.

The July 2020 Convertible Note Offering

From July 2020 to September 2020, the Company conducted multiple closings of a private placement offering to accredited investors (the “July 2020 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “July 2020 Investors”) for aggregate gross proceeds of $50,000. The July 2020 Convertible Note Offering accrues interest at a rate of twelve percent per annum (12%). The July 2020 Convertible Note Offering mature on the six (6th) month anniversary of their issuance dates.

The July 2020 Note Offering is convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at the lesser of (i) a fixed conversion price equal to $12.75 per share after the maturity date or (ii) any private placement offerings or one or more registered public offerings by the Company under the Securities Act in connection with its listing onto a national securities exchange (a “Qualified Offering”).

Upon default the July 2020 Convertible Note Offering is convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) equal to 61% multiplied by the lowest trade of the common stock during the twenty (15) consecutive trading day period immediately preceding the date of the respective conversion.

The conversion feature of the July 2020 Convertible Note Offering provides for an effective conversion price that is below market value on the date of issuance. Such feature is normally characterized as a beneficial conversion feature. When the Company records a BCF the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The Company recorded a BCF and related debt discount of $9,812, the discount is being accreted over the life of the Debenture to accretion of debt discount and issuance cost.

The Company recorded a $21,577 debt discount relating to 3,922 July 2020 Convertible Note Offering issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost.

During the nine months ended September 30, 2020, the Company converted $50,000 of principal and $630 of unpaid interest into the September 2020 Equity Raise.

Notes payable

Notes payable – related party as of September 30, 2020 and December 31, 2019 is as follows:

	Outstanding Principal as of				Warrants granted
	September 30, 2020	December 31, 2019	Interest Rate	Maturity Date	Quantity	Exercise Price
The June 2018 Frommer Loan Agreement	-	10,000	6%	August 17, 2018	500	12.00
The July 2018 Schiller Loan Agreements	-	20,863	6%	August 17, 2018	2,500	12.00
The June 2019 Loan Agreement	-	4,825,000	12.5%	December 3, 2019	-	-
The December 2019 Gravitas Loan Agreement	-	300,000	6.7%	March 1, 2020	-	-
The January 2020 Rosen Loan Agreement	-	-	-	February 2020	-	-
The February 2020 Banner Loan Agreement	-	-	-	February 2020	49	18.00
The February 2020 Frommer Loan Agreement	-	-	-	February 2020	15	18.00
The September 2020 Rosen Loan Agreement	3,295	-	7%	September 2022	-	-
	3,295	5,155,863
Less: Debt Discount	-	-
Less: Debt Issuance Costs	-	(26,521)
	3,295	5,129,342
Less: Current Debt	(3,295)	(5,129,342)
	$-	$-

The June 2018 Frommer Loan Agreement

On June 29, 2018, the Company entered into a loan agreement (the “June 2018 Frommer Loan Agreement”) with Jeremy Frommer, an officer and director of the Company, whereby the Company issued Frommer a promissory note in the principal amount of $10,000 (the “June 2018 Frommer Note”). As additional consideration for entering in the June 2018 Frommer Note Loan Agreement, the Company issued Frommer a four-year warrant to purchase 500 shares of the Company’s common stock at a purchase price of 12.00 per share. Pursuant to the June 2018 Frommer Loan Agreement, the June 2018 Frommer Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018 (the “June 2018 Frommer Maturity Date”). On November 8, 2018, the Company executed upon an agreement that extended the maturity date of the June 2018 Frommer Agreement to March 7, 2019. As part of the extension agreement, the Company issued Frommer an additional 681 warrants to purchase common stock of the Company at an exercise price of $18.00. These warrants had a fair value of $4,645 which was recorded to loss on extinguishment of debt. On February 18, 2019 the Company executed upon an agreement that further extended the maturity date of the June 2018 Frommer Agreement to March 30, 2019. As part of the extension agreement, the Company issued Frommer an additional 692 warrants to purchase common stock of the Company at an exercise price of $18.00. On March 29, 2019, the Company entered into an agreement with Mr. Frommer that further extended the maturity date of this loan to May 15, 2019. On June 29, 2019 the Company entered into an agreement with Mr. Frommer that further extended the maturity date of this loan to December 15, 2019. On December 15, 2019 the Company entered into an agreement with Mr. Frommer that further extended the maturity date to May 15, 2020.

During the nine months ended September 30, 2020, the Company converted $10,000 of principal and $2,748 of unpaid interest into the September 2020 Equity Raise and the June 2018 Frommer Note is no longer outstanding.

The July 2018 Schiller Loan Agreement

On July 17, 2018, the Company entered into a loan agreement (the “Second July 2018 Schiller Loan Agreement”) with Schiller, a member of the Board, whereby the Company issued Schiller a promissory note in the principal aggregate amount of $25,000 (the “Second July 2018 Schiller Note”). As additional consideration for entering in the Second July 2018 Schiller Loan Agreement, the Company issued Schiller a four-year warrant to purchase 1,250 shares of the Company’s common stock at a purchase price of $12.00 per share. Pursuant to the Second July 2018 Schiller Loan Agreement, the Second July 2018 Schiller Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018. Subsequent to the balance sheet date, on November 8, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued Schiller warrants to purchase 1,698 shares of common stock of the Company at an exercise price of $18.00. On February 18, 2019 the Company executed upon an agreement that further extended the maturity date of the Second July 2018 Schiller Loan Agreement to March 7, 2019. As part of the extension agreement, the Company issued Schiller an additional 1,726 warrants to purchase common stock of the Company at an exercise price of $18.00. On March 29, 2019 the Company entered into an agreement with Mr. Schiller that further extended the maturity date of this loan to May 15, 2019. On December 15, 2019 the Company entered into an agreement that further extended the maturity date of this loan to May 15, 2020.

During the year ended December 31, 2019 $4,137 in principal was converted into the February 2019 Convertible Note Offering.

During the nine months ended September 30, 2020 the Company repaid $20,863 in principal and $3,216 in interest.

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

On February 27, 2020, the Company entered into a fifth amendment agreement to the June 2019 Loan Agreement, whereby the parties agreed to amend Section 2.6 of the June 2019 Loan Agreement and provide for: (i) an additional 10% of shares to be issued at the time of conversion in the event that the price per share (or unit, as applicable) of securities issued in a Qualified Public Offering (as such term is defined in the Fifth Amendment) is below $15.00; and (ii) provide for the acceleration of all outstanding interest due on the Loan upon the consummation of a Qualified Public Offering.

During the nine months ended September 30, 2020, the Company converted $4,325,000 of principal and $752,346 of unpaid interest into the September 2020 Equity Raise.

During the nine months ended September 30, 2020 the Company repaid $500,000 in principal and $0 in interest.

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

During the nine months ended September 30, 2020 the Company repaid $300,000 in principal and $50,000 in accrued interest.

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

During the nine months ended September 30, 2020 the Company repaid $150,000 in principal and $15,273 in interest.

The February Banner 2020 Loan Agreement

On February 15, 2020, the Company entered into a loan agreement (the “February 2020 Banner Loan Agreement”), whereby the Company issued a promissory note in the principal amount of $9,900 (the “February 2020 Note”) for expenses paid on behalf of the Company by an employee. Pursuant to the February 2020 Loan Agreement, the February 2020 Note bears interest at a rate of $495. As additional consideration for entering in the February 2020 Loan Agreement, the Company issued a five-year warrant to purchase 49 shares of the Company’s common stock at a purchase price of $18.00 per share.

During the nine months ended September 30, 2020 the Company repaid $9,900 in principal and $495 in interest.

The February 2020 Frommer Loan Agreement

On February 18, 2020, the Company entered into a loan agreement (the “February 2020 Frommer Loan Agreement”) with Jeremy Frommer, an officer of the Company, whereby the Company issued Frommer a promissory note in the principal amount of $2,989 (the “February 2020 Frommer Note”). As additional consideration for entering in the June 2018 Frommer Note Loan Agreement, the Company issued Frommer a five-year warrant to purchase 15 shares of the Company’s common stock at a purchase price of $18.00 per share. Pursuant to the February 2020 Frommer Loan Agreement, the note is payable on the maturity date of February 28, 2020 (the “February 2020 Frommer Maturity Date”).

During the nine months ended September 30, 2020 the Company repaid $2,989 in principal and $160 in interest.

The September 2020 Rosen Loan Agreement

On September 15, 2020, the Company entered into a loan agreement (the “September 2020 Rosen Loan Agreement”) with Rosen whereby the Company issued a promissory note of $3,295 (the “September 2020 Rosen Note”). Pursuant to the September 2020 Rosen Loan Agreement, the September 2020 Rosen Note has an interest rate of 7%. The maturity date of the September 2020 Rosen Note is September 15, 2022 (the “September 2020 Rosen Maturity Date”), at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Second September 2020 Note are due. The September 2020 Rosen Loan is secured by the tangible and intangible property of the Company.

During the nine months ended September 30, 2020 the Company accrued interest of $9.

Demand loan

On June 13, 2019, Mark Standish, who was subsequently named Chairman of the Board, made non-interest bearing loans of $100,000 to the Company in the form of cash. The loan is due on demand and unsecured. During the year ended December 31, 2019 the Company repaid $25,000 of principal.

During the nine months ended September 30, 2020 the Company repaid $75,000 of principal.

On December 17, 2019, Standish made non-interest bearing loans of $150,000 to the Company in the form of cash. The loan is due on demand and unsecured.

During the nine months ended September 30, 2020 the Company repaid $150,000 of principal.

On March 27, 2020, a lender made non-interest bearing loans of $100,000 to the Company in the form of cash. The loan is due on demand and unsecured.

During the nine months ended September 30, 2020, the Company converted $100,000 of principal and $6,707 of unpaid interest into the September 2020 Equity Raise.

On April 9, 2020, a lender made non-interest bearing loans of $50,000 to the Company in the form of cash. The loan is due on demand and unsecured.

On April 21, 2020, a lender made non-interest bearing loans of $100,000 to the Company in the form of cash. The loan is due on demand and unsecured.

During the nine months ended September 30, 2020, the Company converted $100,000 of principal and $6,707 of unpaid interest into the September 2020 Equity Raise.

On July 6, 2020, a lender made non-interest bearing loans of $100,000 to the Company in the form of cash. The loan is due on demand and unsecured.

During the nine months ended September 30, 2020, the Company converted $100,000 of principal and $6,707 of unpaid interest into the September 2020 Equity Raise.

On August 10, 2020, a lender made non-interest bearing loans of $40,000 to the Company in the form of cash. The loan is due on demand and unsecured.

During the nine months ended September 30, 2020 the Company repaid $40,000 of principal.

On September 9, 2020, a lender made non-interest bearing loans of $50,000 to the Company in the form of cash. The loan is due on demand and unsecured.

During the nine months ended September 30, 2020 the Company repaid $50,000 of principal.

Officer compensation

During the nine months ended September 30, 2020 the Company paid $25,500 for living expenses for officers of the Company.

Note 8 – Stockholders’ Deficit

Shares Authorized

Prior to July 13, 2020, the Company was authorized to issue up to thirty-five million (35,000,000) shares of capital stock, of which fifteen million (15,000,000) shares are designated as common stock, par value $0.001 per share, and twenty million (20,000,000) are designated as “blank check” preferred stock, par value $0.001 per share. The designations, rights, and preferences of such preferred stock are to be determined by the Company’s board of directors.

On July 13, 2020, the Company filed the Second Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada, which authorize the issuance of 100,000,000 shares of common stock, and 20,000,000 shares of preferred stock.

Reverse Stock Split

On August 17, 2020, following board of directors approval, the Company filed a Certificate of Change to its Articles of Incorporation (the “Amendment”), with the Secretary of State of the State of Nevada to effectuate a one-for-three (1:3) reverse stock split (the “Reverse Stock Split”) of its common stock, par value $0.001 per share, without any change to its par value. The Amendment became effective on August 17, 2020. No fractional shares were issued in connection with the Reverse Stock Split as all fractional shares were “rounded up” to the next whole share.

All share and per share amounts for the common stock have been retroactively restated to give effect to the reverse split.

Common Stock

On January 30, 2020, the Company issued 50,000 shares of its restricted common stock to consultants in exchange for three months of services at a fair value of $585,000. These shares were recorded as common stock issued for prepaid services and will be expensed over the life of the consulting contract to share based payments. During the nine months ended September 30, 2020 the Company recorded $585,000 to share based payments.

On January 6, 2020, the Company issued 1,412 shares of its restricted common stock to settle outstanding vendor liabilities of $12,500. In connection with this transaction the Company also recorded a loss on settlement of vendor liabilities of $4,233.

On March 5, 2020, the Company issued 2,153 shares of its restricted common stock to settle outstanding vendor liabilities of $25,000. In connection with this transaction, the Company also recorded a gain on settlement of vendor liabilities of $1,098.

On March 13, 2020 the Company entered into an exchange agreement with a warrant holder. The company agreed to exchange 5,833 warrants for 5,000 shares of the company common stock. In connection with this agreement the company recorded a loss on conversion of warrants to stock of $5,772

On March 19, 2020, the Company issued 20,000 shares of its restricted common stock to settle outstanding vendor liabilities of $72,048. In connection with this transaction the Company also recorded a gain on settlement of vendor liabilities of $122,953.

On June 18, 2020, the Company issued 50,000 shares of its restricted common stock to consultants in exchange for services at a fair value of $525,000.

On June 29, 2020 the Company entered into an exchange agreement with a warrant holder. The company agreed to exchange 5,833 warrants for 2,239 shares of the company common stock and $10,000.

On July 3, 2020, the Company issued 15,000 shares of its restricted common stock to consultants in exchange for services at a fair value of $204,300.

On July 17, 2020 the Company issued 6,667 shares of its restricted common stock to the Second February 2020 Lender in connection with the Second July 2020 convertible Loan Agreement.

On August 15, 2020, the Company issued 6,167 shares of its restricted common stock to consultants in exchange for services at a fair value of $50,693.

On August 21, 2020, the Company issued 20,000 shares of its restricted common stock to consultants in exchange for services at a fair value of $180,000.

On September 11, 2020 the Second February 2020 Lender converted $125,000 of the outstanding principal into 34,722 shares of the Company’s common stock.

On September 11, 2020 the February 2019 Convertible Note Lender converted $70,542 of the outstanding principal and $112,888 of the outstanding interest into 64,124 shares of the Company’s common stock.

During the nine months ended September 30, 2020 the Company cancelled 50,650 shares of treasury stock.

September 2020 Equity Raise

Effective September 15, 2020, the Company consummated an underwritten public offering (the “September 2020 Equity Raise”) of 1,725,000 units of securities (the “Units”), with each Unit consisting of (i) one share of common stock, and (ii) one warrant to purchase one share of common stock (the “Warrants”). The September 2020 Equity Raise was conducted pursuant to an Underwriting Agreement, dated September 10, 2020, by and between the Company and The Benchmark Company, LLC, acting as the representative (the “Representative”) of the several underwriters named therein (the “Underwriting Agreement”). In connection with the September 2020 Equity Raise, the Company granted the underwriters a 45-day option to purchase up to 258,750 shares of common stock and/or 258,750 Warrants to purchase common stock to cover over-allotments, if any.

The public offering price per Unit was $4.50. The shares of common stock and Warrants were issued separately and were immediately separable upon issuance. Each Warrant represents the right to purchase one share of common stock at an exercise price of $4.50 per share, expiring 5 years from the date of issuance.

The gross proceeds to the Company from the September 2020 Equity Raise, before deducting underwriting discounts and commissions and other estimated offering expenses, and excluding the exercise of any Warrants, was approximately $7,762,500.

In connection with the September 2020 Equity Raise, the Company converted $9,589,951 of principal and $1,318,982 of accrued but unpaid interest of the Company’s debt obligations into 3,413,667 shares of Common Stock and 901,872 warrants. See Notes 7, 8, and 9. The warrants have an exercise price equal to $4.50 per share, expiring five years from the date of issuance. A down-round event was triggered in connection with the September 2020 Equity Raise, resulting in a contingent BCF that had a value of $5,450,286. This was recorded as a debt discount on the notes that were triggered. As these notes were fully converted in the September 2020 Equity Raise, the discount was expensed to accretion of debt discount and issuance cost on the Condensed Consolidated Statements of Comprehensive Loss.

Stock Options

The Company applied fair value accounting for all share-based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for options granted during the nine months ended September 30, 2020 and 2019 are as follows:

	September 30, 2020	September 30, 2019
Exercise price	$8.55	$6.00
Expected dividends	0%	0%
Expected volatility	229.95%	78.5% - 114.13%
Risk free interest rate	0.25%	1% - 3%
Expected life of option	5.67 years	4 – 5 years

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – December 31, 2019 – outstanding	303,825	24.48	2.51
Granted	391,853	8.55	5.67
Exercised	-	-	-
Cancelled/Modified	(152,991)	25.28	-
Balance – September 30, 2020 – outstanding and exercisable	542,687	12.75	4.53

Option Outstanding			Option Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)
$12.75	542,687	4.53	23.67	150,834	1.99

During the year ended December 31, 2018 the Company granted options of 166,666 to consultants. As of the date of this filing the company has not issued these options.

On May 7, 2020, the board of directors approved the Jerrick Media Holdings, Inc. 2020 Omnibus Equity Incentive Plan (the “Plan”). Only employees, non-employee directors and consultants are eligible for awards under the Plan. The Plan provides for awards in the form of options (incentive stock options or nonstatutory stock options) restricted stock grants, and restricted stock unit grants. Up to 2,500,000 shares of common stock may be issued under the Plan and the option exercise price of stock options granted under the Plan shall not be less than 100% of the Fair Market Value (as defined in the Plan) (110% for 10% shareholders in the case of ISOs) of a share of common stock on the date of the grant. The option exercise price may be payable in cash, surrender of stock, cashless exercise or net exercise. Each grant awarded under the Plan shall be evidenced by a grant agreement and may or may not be subject to vesting. The Plan is subject to the approval of the Company’s stockholders within one year of the date of adoption by the Board of Directors. On July 8, 2020, the Company’s stockholders approved the Plan, which terminates on May 7, 2030. The Board of Directors may amend or terminate the Plan at any time and for any reason. An amendment of the Plan shall be subject to the approval of the Company’s stockholders only to the extent required by applicable laws, regulations or rules.

On May 20, 2020 the Company entered into exchange agreements with eight option holders. The Company agreed to exchange 152,992 options previously issued under the 2015 Incentive Stock and Award Plan for 229,491 shares of the Company’s common stock. In connection with this agreement the Company recorded stock-based compensation on conversion of options to stock of $1,405,664.

On July 29, 2020 the Company granted options of 391,853 to employees.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $3,622,774, for the three and nine months ended September 30, 2020.

Warrants

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for warrants granted during the nine months ended September 30, 2020 are as follows:

	September 30, 2020	September 30, 2019
Exercise price	$4.50 - 18.00	$12.00 - 18.00
Expected dividends	0%	0%
Expected volatility	234.03% - 247%	78.5%-114.13%
Risk free interest rate	0.21% - 1.63%	1-3%
Expected life of warrant	5 years	4 – 5 years

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding and Exercisable – December 31, 2019	247,403	$15.75	-
Granted	2,845,163	4.91
Exercised	-	-
Forfeited/Cancelled	(33,526)	12.40
Outstanding – September 30, 2020	3,059,040	5.44	-
Exercisable – September 30, 2020	2,923,882	5.36	-

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.44	3,059,040	4.76	5.36	2,923,882	4.75

During the nine months ended September 30, 2020, a total of 225 warrants were issued with notes payable (See Note 5 above). The warrants have a grant date fair value of $2,589 using a Black-Scholes option-pricing model and the above assumptions.

During the nine months ended September 30, 2020, a total of 214,080 warrants were issued with convertible notes (See Note 6 above). The warrants have a grant date fair value of $1,520,449 using a Black-Scholes option-pricing model and the above assumptions.

During the nine months ended September 30, 2020, a total of 64 warrants were issued with notes payable – related party (See Note 7 above). The warrants have a grant date fair value of $753 using a Black-Scholes option-pricing model and the above assumptions.

During the three months ended September 30, 2020, some of the Company’s warrants had a reset provision triggered that resulted in a lower exercise price. A deemed dividend of $18,421 was recorded to the Statements of Comprehensive Loss.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the nine months ended September 30, 2020.

On March 26, 2020 and April 30, 2020, the Company received 2 separate loans pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act. The company is in the process of returning the funds received on April 30, 2020.

Litigation

On June 25, 2020, Home Revolution, LLC (“Home Revolution”) filed a lawsuit in the United States District Court for the District of New Jersey (the “Court”), entitled Home Revolution, LLC, et al v. Jerrick Media Holdings, Inc. et al, Case No. 2:20-cv-07775-JMV-MF (the “Action”). The complaint for the lawsuit alleges, among other things, that the Company breached the Membership Interest Purchase Agreement, as modified, and ancillary transaction documents in connection with the acquisition of Seller’s Choice, LLC, from Home Revolution in September 2019. The complaint additionally alleges violation of the New Jersey Uniform Securities Law, violations of the Exchange Act and Rule 10b-5 thereunder, fraud, equitable accounting, breach of fiduciary duty, conversion and unjust enrichment. In addition to the existing claim for damages contained in the Complaint, on July 29, 2020, Home Revolution moved, by order to show cause, for preliminary injunctive relief. On August 13, 2020, after briefing and oral argument, the Court denied Home Revolution’s request for a preliminary injunction.

The Company then moved to dismiss the Action on August 14, 2020 on a number of grounds, the most significant of which is that this is a simple (alleged) breach of Promissory Note case. The Company was current on all payments under the Note, and because both parties are New Jersey entities a mere breach of contract and/or collection-based case is not appropriately venued in federal court.  Upon receipt of the Motion to Dismiss, Home Revolution submitted an Amended Complaint, presumably in an effort to cure the problems with the Complaint which we identified in the Motion to Dismiss.  Home Revolution has since then subsequently initiated a series of atypical procedures and, as a result, has (without following the Federal Rules of Civil Procedure) moved for both default and to submit yet another newly Amended Complaint (the one precludes the other and vice versa).  The Company has an appearance scheduled for November 19, 2020, and expects no major events to occur for the next 12 months (at least) in any event.

In the event this Action is not summarily dismissed, the Company intends to vigorously challenge it. At this time, the Company is unable to estimate potential damage exposure, if any, related to the litigation.

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

The components of lease expense were as follows:

Nine Months Ended September 30, 2020
Operating lease cost	$53,869
Short term lease cost	12,128
Total net lease cost	$65,997

Supplemental cash flow and other information related to leases was as follows:

Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease payments	78,276

Weighted average remaining lease term (in years):	2.8

Weighted average discount rate:	13%

Total future minimum payments required under the lease as of September 30, 2020 are as follows:

Twelve Months Ending December 31,
2020	$107,955
2021	112,942
2022	82,453
2023	-
Total	$303,350

Rent expense for the nine months ended September 30, 2020 and 2019 was $80,803 and $116,209, respectively.

Note 10 – Subsequent Events

Subsequent to September 30, 2020 the Company entered into one promissory note agreement with proceeds of $154,000.

Subsequent to September 30, 2020 the Company entered into one promissory note agreement with proceeds of $74,300 AUD, or $52,760 USD. This loan is secured by the Australian research & development credit.

Subsequent to September 30, 2020 the Company entered into a Membership Interest Purchase Agreement under which the Company made an investment of $115,000 to the seller in exchange for 3.8% of membership interest in the entity.

On October 6, 2020, the underwriters for the September 2020 Equity Raise partially exercised the over-allotment option and on October 8, 2020, purchased an additional 258,750 warrants, generating gross proceeds, before deducting underwriting discounts and commissions, of $2,587.50.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q and other reports filed by Creatd, Inc., formerly Jerrick Media Holdings, Inc. (the “Company”), from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-Q.

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

Overview

Our mission is to empower creators, brands, and entrepreneurs through technology and partnership.

Creatd’s resources and Vocal’s proprietary technology were built to simultaneously amplify creators’ discoverability and potential earnings, help direct-to-consumer brands achieve conversions and reach their target audiences, and generate value for all of Creatd’s stakeholders. Further, the Vocal platform’s unique underlying architecture provides for scalable and sustainable revenues, and lends itself well to future acquisitions and white-label opportunities for Creatd because of the ease with which other platforms can be integrated into our ecosystem.

The Vocal Platform

Vocal, Creatd’s flagship product, is a robust, proprietary technology platform that provides best-in-class tools, safe and curated communities, and monetization opportunities that enable creators to find a receptive audience and get rewarded. Through Vocal, content creators can get discovered and monetize their content by connecting to their ideal audiences, and partnering with the brands that want to reach those audiences.

Since its initial launch in 2016, Vocal has grown to be one of the fastest growing communities for content creators of all kinds, including writers, musicians, podcasters, photographers, and more; as of November 2020, Vocal has reached over 810,000 freemium creators and 7,500 Vocal+ paid subscribers across its 34 owned and operated niche communities.

Vocal Platform Highlights:

●	Best-in-class content creation editor: Vocal’s storytelling tools enable creators to produce beautiful and engaging stories in a simple, user-friendly format, and incorporate rich-media content of all kinds including streaming content, photos, videos, podcasts, product links, written text, and more.

●	Multiple monetization features: Creators can earn money i) every time their story is read, ii) by competing in Challenges, iii) by receiving ‘tips’, and iv) by collaborating on branded content campaigns through the company’s in-house agency.

●	Technology-led and human-assisted moderation system ensures that Vocal’s communities remain safe and curated for all stakeholders, vital protections in a digital environment increasingly characterized by misinformation, toxicity, and hate speech.

How Creatd Generates Revenues

Platform Subscriptions

Vocal+ creators subscribe at a cost of $9.99 per month or $99 per year. Further, as the number of paid Vocal+ subscribers continue to increase, subscriber acquisition cost (SAC) is expected to continue to decline. As of the end of third quarter 2020, acquisition costs are less than $180 per subscriber, compared to $350 per subscriber at the end of second quarter 2020 and over $1,000 per subscriber only one year ago at the end of third quarter 2019.

Marketing Partnerships

Creatd’s internal content studio, Vocal for Brands, specializes on producing branded marketing campaigns that leverage the power of the Vocal platform.

Vocal for Brands pairs leading brands with authentic Vocal creators to produce story campaigns that are non-interruptive, engaging, and direct-response driven. Value per campaign ranges from $50K - $150K, depending on duration and client objectives.

Managed Services

Seller’s Choice is our in-house marketing agency for DTC (direct-to-consumer) and e-commerce clients. Acquired by Creatd in September 2019 Seller’s Choice provides direct-to-consumer brands with design, development, strategy, and sales optimization services. Its status as an Amazon Solution Provider and its weighty operational structure made it an ideal candidate for acquisition in late 2019. Creatd’s business model is built to absorb distressed operational infrastructures, integrate the few best components, and shed the rest of the non-essential costs. With operations optimized, the company represents a strong driver of growth for Creatd’s revenue model.

Acquisition Strategy

Creatd’s hybrid finance and design culture is key to its acquisition strategy. Acquisition targets are companies that meet a set of opportunistic or financial standards or that are part of specific digital environments that are accretive and can seamlessly integrate into Creatd’s existing revenue lines.  Creatd will continue to make strategic acquisitions such as Seller’s Choice. Criteria for acquisitions include companies with:

●	Accretive revenues within 18 months

●	Flexible cap structure

●	Creatd (Nasdaq: CRTD) equity as currency

●	Integratable and malleable technology

●	Transparent and light operational expenses

Creatd Partners

Creatd Partners invests in early-stage and established companies, with a primary focus on DTC brands, digital platforms and technologies that support the consumer ecosystem. Investment size and partnership structure is flexible, typically comprising a combination of monetary investment and non-monetary contributions; each investment is personalized to ensure that every Partner is provided with the right resources to succeed. The company has the option to either invest in directly or introduce the company to its network which can provide outside financing.

Beyond providing capital, Creatd Partners supports its founders and management teams with marketing, digital, strategy, and operational expertise; the Creatd team leverages its proprietary technology, audience targeting expertise, and other resources to help their portfolio companies identify avenues of potential growth for the near and long term. Vocal’s technology, Vocal for Brands, and Seller’s Choice play a pivotal role in the success of Creatd Partners’ investments.

At the Company’s 2020 Annual Meeting of Stockholders held on July 8, 2020, the Company received approval to change its name to Creatd, Inc., which became effective on September 10, 2020 in connection with the Company’s listing on the Nasdaq Capital Market.

Results of Operations

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2020 compared to December 31, 2019:

	September 30, 2020	December 31, 2019 (Revised)	Increase / (Decrease)
Current Assets	$3,199,154	$78,063	$3,121,091
Current Liabilities	$2,742,147	$10,928,830	$(8,186,683)
Working Capital (Deficit)	$457,007	$(10,850,767)	$11,307,774

At September 30, 2020, we had a working capital of $457,007 as compared to a working capital deficit of $10,850,767 at December 31, 2019, an increase in working capital of $11,307,774. The increase is primarily attributable to an increase in cash as a result of the completion of the September 2020 Equity Raise, an increase in marketable securities, a decrease in demand loans, convertible notes, and related party debentures. This was offset by an increase in promissory notes.

Net Cash

Net cash used in operating activities for the nine months ended September 30, 2020 and 2019, was $5,032,488 and $4,707,807, respectively. The net loss for the nine months ended September 30, 2020 and 2019 was $20,703,631 and $5,403,866, respectively. This change is primarily attributable to the net loss for the current period offset by share-based payments in the amount of $6,577,558 to employees and consultants for services rendered, the accretion of debt discount and debt issuance costs of $6,697,778 due to the incentives given with debentures, and a loss on extinguishment of debt of $623,774 in addition to a change in accounts payable and accrued expenses of $1,586,214. These increases were offset by a change in accounts receivable during the nine months ended September 30, 2020.

Net cash used in investing activities for the nine months ended September 30, 2020 and 2019 was $396,684 and $391,292, respectively. This change is attributable to the cash used to purchase marketable securities, property and equipment, and deposits for investments.

Net cash provided by financing activities for the nine months ended September 30, 2020 and 2019 was $8,337,715 and $5,266,353. During the nine months ended September 30, 2020, the Company was predominantly financed by net proceeds from the issuance of common stock of $6,662,015 and loans and notes of $4,943,893 to fund operations, the proceeds of which were partially offset by the repayment of notes and loans and purchase of treasury units of $3,268,193.  Similarly, the Company’s financing activity for the nine-month period ended September 30, 2019 generated $649,829 from the issuance of common stock and $5,499,525 from loans and notes, the proceeds of which were partial offset from repayment of notes and debt and the purchase of treasury units of $883,001.

Summary of Statements of Operations for the Three Months Ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Revenue	$424,814	$91,386
Operating Expenses	$(7,448,678)	$(1,747,909)
Loss from operations	$(7,023,864)	$(1,656,523)
Other Expenses	$(6,551,779)	$(277,488)
Net loss	$(13,575,643)	$(1,934,011)
Loss per common share – basic and diluted	$(3.20)	$(0.65)

Revenue

Revenue was $424,814 for the three months ended September 30, 2020, as compared to $91,386 for the comparable three months ended September 30, 2019, an increase of $333,428. The increase in revenue is primarily attributable to the steady growth of Vocal+ paid subscribers, the growth of Vocal for Brands and increase in average contract price, and the integration of Managed Services following the acquisition of Seller’s Choice in late third-quarter 2019.

Operating Expenses

Operating expenses for the three months ended September 30, 2020 were $7,448,678 as compared to $1,747,909 for the three months ended September 30, 2019. The increase of $5,700,769 in operating expenses is mainly related to stock-based payments to consultants and employees, and a series of one-time expenses related to the Nasdaq uplisting and associated equity offering, as well as debt conversions.

Loss from Operations

Loss from operations for the three months ended September 30, 2020 was $7,023,864 as compared to $1,656,523 for the three months ended September 30, 2019. Going forward the company expects operating expenses to decrease materially, as increased operating expenses in the third-quarter primarily reflect non-recurring charges, including approximately $1,200,000 of expenses related to the Nasdaq uplisting and related financing activities, and $3,6000,000 due to performance-based stock options granted to management that was required to be expensed entirely during the quarter, and additionally offset by a measured increase in support staff focused on contributing to revenue growth.

Other Income and Expenses

Other income for the three months ended September 30, 2020 was $437,657 as compared to $0 for the three months ended September 30, 2019. Other income for the three months ended September 30, 2020 was comprised of an R&D tax credit received from the Australian government for Research and Development to the Vocal platform by our web development partners, Thinkmill.

Other expenses for the three months ended September 30, 2020 was $6,551,779 as compared to $277,488 for the three months ended September 30, 2019. The increase in third quarter 2020 other expenses was predominantly due to a $6,259,530 increase in non-recurring, non-cash charges for accretion of debt discount and issuance costs as well as a $348,211 increase in interest expense.

Net Loss

Comprehensive loss for the three months ended September 30, 2020, was $13,569,908,, or loss per share of $3.20, as compared to a comprehensive loss of $1,934,011, or loss per share of $0.65, for the three months ended September 30, 2019.

Summary of Statements of Operations for the Nine Months Ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Revenue	$1,040,496	$132,901
Operating Expenses	$(13,425,561)	$(4,896,539)
Loss from operations	$(12,385,065)	$(4,763,638)
Other Expenses	$(8,318,566)	$(640,228)
Net loss	$(20,703,631)	$(5,403,866)
Loss per common share – basic and diluted	$(5.91)	$(2.05)

Revenue

Revenue was $1,040,496 for the nine months ended September 30, 2020, as compared to $132,901 for the comparable nine months ended September 30, 2019, an increase of $907,595. The increase in revenue is primarily attributable to the launch and steady growth of Vocal+ paid subscribers, the increase in average contract price for Vocal for Brands campaigns, and the integration of Seller’s Choice into Creatd following the Company’s successful acquisition in late third quarter 2019.

Operating Expenses

Operating expenses for the nine months ended September 30, 2020 were $13,425,561 as compared to $4,896,539 for the nine months ended September 30, 2019. The increase of $8,529,022 in operating expenses is mainly related to stock-based payments to consultants and employees. In addition, the acquisition of Seller’s Choice and subsequent integration into Creatd’s infrastructure, as well as the implementation of the Company’s future business plans, including its Nasdaq uplisting and related financing, contributed to this increase.

Loss from Operations

Loss from operations for the nine months ended September 30, 2020 was $12,385,065 as compared to $4,763,638 for the nine months ended September 30, 2019. The increase in the loss from operations primarily reflects one-time expenses related to the Nasdaq uplisting and the equity offering and debt conversions, as well as $1,400,000 of non-cash charges related to employee option exchange for stock during second quarter 2020 and $3,600,000 in performance-based stock options granted to management during the third quarter.

Other Income and Expenses

Other income for the nine months ended September 30, 2020 was $515,442 as compared to $0 for the nine months ended September 30, 2019. Other income for the nine months ended September 30, 2020 was comprised of $437,657 from an R&D tax credit received from the Australian government for Research and Development to the Vocal platform by our web development partners, Thinkmill, and $77,785 in sales tax rebates from the Australian government for the same activity.

Other expenses for the nine months ended September 30, 2020 was $8,318,566 as compared to $640,228 for the nine months ended September 30, 2019. Other expenses during the nine months ended September 30, 2020 was comprised of interest expense of $1,379,386 on notes and related party notes, accretion of debt discount and issuance cost of $6,697,778 due to the incentives given with debentures, and loss on extinguishment of liabilities of $623,774 for the incentives given to amend or convert debt. During the nine months ended September 30, 2019, other expenses were comprised of interest expense of $329,040 on notes and related party notes and accretion of debt discount and issuance cost of $228,017 due to the incentives given with debentures, loss on extinguishment of liabilities of $83,171 for the incentives given to amend or convert debt.

Net Loss

Comprehensive loss for the nine months ended September 30, 2020, was $20,726,426, or loss per share of $5.91, as compared to a comprehensive loss of $5,403,866, or loss per share of $2.07, for the nine months ended September 30, 2019.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 of the Condensed Consolidated Financial Statements. During the nine months ending September 30, 2020, we were not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses. However, if we complete an acquisition, we will be required to make estimates and assumptions typical of other companies. For example, we will be required to make critical accounting estimates related to valuation and accounting for business combinations. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three and nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company continues to believe that the Action lacks merit. In the event this Action is not summarily dismissed, the Company intends to vigorously challenge it. At this time, the Company is unable to estimate potential damage exposure, if any, related to the litigation.

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

The Nasdaq Capital Market imposes listing standards on our common stock that we may not be able to fulfill, thereby leading to a possible delisting of our common stock and/or our warrants.

As a listed Nasdaq Capital Market company, we are subject to rules covering, among other things, certain major corporate transactions, the composition of our Board of Directors and committees thereof, minimum bid price of our common stock and minimum stockholders equity. The failure to meet the Nasdaq Capital Market requirements may result in the delisting of our common stock from the Nasdaq Capital Market. If our common stock or warrants are delisted and we are not able to list such common stock or warrants on another national securities exchange, we expect our securities would be quoted on an over-the-counter market; However, if this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, in the event of such delisting, we could experience a decreased ability to issue additional securities and obtain additional financing in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2020, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q as listed below. All of the securities discussed in this Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

Options to purchase 391,854 shares of Common Stock granted to management under the Jerrick Media Holdings, Inc. 2020 Omnibus Equity Incentive Plan. These options have an exercise price of $8.55, vest on 4/1/2021, and expire 5 years from the date of issuance.

Warrants to purchase 34,512 shares of Common Stock granted to the investors in the July 2020 Convertible Note Offering. These warrants have an exercise price of $12.75 and an expiration date of 5 years from the date of issuance.

Warrants to purchase 85,555 shares of Common Stock granted to the investor in the Third February 2020 convertible Loan Agreement. These warrants have an exercise price of $4.50 and an expiration date of 5 year from the date of issuance.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on July 13, 2020).

3.2	Certificate of Amendment, dated August 13, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on August 21, 2020).

10.1	Warrant Agreement, including form of Warrant, dated September 15, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2020).

10.2+	Weisberg Employment Letter Agreement, dated September 28, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on October 1, 2020).

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1#	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	Indicates a management contract or compensatory plan.

#	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATD, INC.

Date: November 16, 2020	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Chelsea Pullano
	Name:	Chelsea Pullano
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)