Form 10-K
period 2020-12-31
Creatd, Inc.
filed 2021-03-31
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-39500

CREATD, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0645394
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2050 Center Avenue, Suite 640, Fort Lee, NJ	07024
(Address of Principal Executive Offices)	(Zip Code)

(201) 258-3770

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	CRTD	The Nasdaq Stock Market LLC

Common Stock Purchase Warrants	CRTDW	The Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.   (Check One)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2021, the Company had 10,684,514 shares of its common stock, par value $0.001 per share, outstanding.

As of June 30, 2020, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock, par value $0.001 per share held by non-affiliates of the registrant was approximately $131,469,518 based on $13.20 (on a post-reverse stock split basis), the closing price of the registrant’s common stock, par value $0.001 per share on that date.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, future research and development, sales and marketing and general and administrative expenses, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” in this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. In addition, the forward-looking statements in this Annual Report are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update such statements for any reason after the date of this Annual Report or to conform statements to actual results or revised expectations, except as required by law.

You should read this Annual Report and the documents that we reference herein and have filed with the SEC as exhibits to this Annual Report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

ii

PART I

ITEM 1. BUSINESS

Overview

Creatd, Inc. (“CRTD,” “the Company,” or “Creatd”) is a creator-first technology company and the parent company of the Vocal platform. Our mission is to empower creators, entrepreneurs, and brands through technology and partnership. We accomplish this through Creatd’s three main business pillars: Vocal Ventures, Creatd Partners, and our newest initiative, Recreatd. At its core, Creatd centers around the philosophy that creators are the driving force that propels success in the digital realm. This philosophy is represented by a framework we call the Creatd Cycle, which operates on the premise that creators produce content that attracts audiences, who in turn attract brands who are interested in reaching those audiences and the ability to generate new installations around bespoke ecosystems such as health and wellness, sports, and education.

Creatd’s first pillar, Vocal Ventures, houses our proprietary technology platforms, including Creatd’s flagship product, the Vocal platform, and its 36 wholly owned-and-operated creator communities. Through Vocal, creators can create and share their stories in a way that helps them get discovered by their ideal audiences and be rewarded for their creativity. Similarly, brands can access their ideal consumers and drive conversions for their products and services. The Vocal platform’s scalable and unique underlying agile framework lends itself well to future acquisitions and white-label opportunities for Creatd’s technology because of the ease with which other platforms can be integrated into our ecosystem.

Creatd Partners, Creatd’s second pillar, houses our brand-oriented initiatives, including our agency businesses, Vocal for Brands and Seller’s Choice, as well as its corporate ventures and investments. Both of these agencies serve a multitude of clients, while the venture arm looks to make direct investments in the ones that have significant upside opportunity. Creatd Partners pairs Creatd’s resources and Vocal’s proprietary technology, which were built to simultaneously amplify creators’ discoverability and potential reward and help direct-to-consumer brands achieve conversions and reach their target audiences, while generating value for all of Creatd’s stakeholders.

Recreatd is the pillar which houses Creatd’s intellectual property and legacy media assets, including acquired artwork, photographs and media memorabilia. Recreatd represents an initiative by Creatd to revitalize transmedia content, utilizing Vocal Ventures’ technology, data, and marketing capabilities to reboot archival media assets and e-commerce properties. Creatd has a history of successfully executing such acquisition and assimilation projects, including its resuscitation of General Media properties such as the iconic women’s magazine, Viva, into digital communities and absorbing once-defunct content communities like Creators Media (which at one time was valued at $50MM). Creatd has a vast collection of intellectual property and legacy content, including a documentary about the life of Bob Guccione directed by Barry Avrich; Till Human Voices Wake Us, a short film starring Lindsay Lohan and directed by famed photographer Indrani; No One’s Pet, the biography of Penthouse Pet Sheila Kennedy authored by renown film critic Glenn Kenny; and The Mind’s Eye, The Art of Omni. The Company’s ability to leverage its technology to revitalize this content represents a significant value proposition for media companies and publishers that are sitting on vast collections of content that are of supreme quality but are not in a suitable format for today’s consumer.

Vocal

Vocal, Creatd’s flagship product, is a robust, proprietary technology platform that provides best-in-class tools, safe and curated communities, and monetization opportunities that enable creators to find a receptive audience and get rewarded. Through Vocal, content creators can get discovered and monetize their content by connecting to their ideal audiences and partnering with the brands that want to reach those audiences.

Since its initial launch in 2016, Vocal has grown to be one of the fastest growing communities for content creators of all kinds, including writers, musicians, podcasters, photographers, and more; as of March 2021, Vocal has reached over 900,000 freemium creators and over 20,000 Vocal+ paid subscribers across its 36 owned and operated niche communities.

Vocal provides a large stage for creators to connect with fans and find new audiences. In addition to enabling access to millions of unique monthly visitors, the platform provides creators with a full suite of tools and services for content creation, discovery, distribution, and monetization, including:

●

Easy-to use, rich media content editor: Vocal’s storytelling tools enable creators to produce beautiful and engaging stories in a simple, user-friendly interface, and incorporate rich-media content of all kinds, including streaming content, photos, videos, podcasts, product links, written text, and more. Vocal’s open canvas content creation editor makes it easy to create high-quality and engaging stories, and is a cost effective alternative to managing a blog content management system (CMS).

●

Numerous Monetization Features: Both of Vocal’s membership tiers–Vocal freemium and the Vocal+ premium tier – provide multiple monetization opportunities for creators. Creators can earn money i) every time their story is read, ii) by competing in Challenges, iii) by receiving ‘tips’ and ‘bonuses’ iv) by collaborating on branded content campaigns through the company’s in-house agency, Vocal for Brands. For freemium members, content ‘reads’ are monetized at a rate of $3.80 per 1,000 reads (calculated based on time on page, scrolling behavior, and other internal metrics), whereas Vocal+ members monetize at $6.00 per 1,000 reads. These rates are subject to change based on market trends or the introduction of additional features and plan tiers.

●

Brand-safe advertising platform: Vocal was designed to target consumers in an authentic, non-interruptive way. Brand partnerships and collaborations allow companies tap into the power of Vocal through campaign-optimized stories, authored by real Vocal creators, that build brand affinity, trust, and drive sales.

●	Transparent Performance Data: Creators can view their “Stats” at any time to view their individual performance data, such as how many Reads a given story received, how much money they have earned, and how many Tips, Bonuses, or ‘Likes,’ they received. Additionally, Vocal users have the ability to view key metrics such as community-specific data and Vocal+ membership data.

●	Valuable Audience: The nature of Vocal’s genre-specific (niche) community structure is such that it generates a positively selected audience, a quality which makes Vocal an attractive prospect for creators and brands alike. In a niche community, audiences are inherently more likely to be interested in the particular content housed in that community.

Vocal+ is Creatd’s premium subscription membership program. Vocal+ members pay a membership fee for premium features, including receiving increased earnings for their content, reduced platform processing fees for Tips received, a Vocal+ badge on their creator page, eligibility to participate in exclusive Vocal+ Challenges, and more. Vocal+ offers a strong value proposition for new creators, as well as the over 900,000 freemium users registered to Vocal. Creators may sign up for a Vocal+ membership when they create an account, or they can upgrade an existing Vocal Free account to a Vocal+ account at any time. The current cost of a Vocal+ membership is either $9.99 per month or $99 annually. From time to time, the Company offers Vocal+ subscriptions at a discount for a predetermined number of months as a promotion for new subscribers.

Vocal for Brands

Digital audiences have become increasingly wary of traditional display and programmatic advertising tactics. Intrusive ads like pop-ups have proven to disrupt the consumer experience, leading to trends such as the fact that over 25% of internet users have ad blockers installed. Brands are actively seeking trustworthy and safe platforms like Vocal to drive engagement through non-interruptive brand storytelling and deliver invaluable performance metrics that help optimize their marketing efforts.

Creatd’s internal content studio, Vocal for Brands, pairs leading brands with authentic creators to produce marketing campaigns that are non-interruptive, engaging, and direct-response driven. The key value propositions for brands include:

●	Authentic Storytelling: Our internal data group partners brands with real Vocal creators to tell their brand’s story in a way that is both engaging and trustworthy. In addition, brands can opt to sponsor a Challenge, which effectively yield a collection of crowdsourced branded content for brands and help them reach a wider audience.

●	Valuable Audience: Vocal’s first-party data provides an opportunity to create highly targeted and segmented audiences to promote branded content. Most importantly, Vocal’s technology helps brands target the right audience by utilizing and applying that first-party data.

●	Transparent Analytics: For every campaign we produce, our brand clients have access to story performance data, engagement data, behavioral data, and interest data. Brands can apply this data to further increase awareness and optimize audience targeting.

Vocal’s first-party data enables our team to create highly targeted and segmented audiences for Vocal for Brands campaigns, and help the brand reach their ideal audience. Brands can access story performance data, engagement data, behavioral data, and sentiment data, all of which is used to further optimize the campaign’s success. The combination of Vocal’s hyper-engaged audiences, user-generated communities, and brand-safe environment help brands achieve maximum ROAS (return on ad spend).

Vocal for Brands typically collects fixed fees ranging from $10,000 to $110,000, depending on campaign duration and specific client objectives. To date, Vocal for Brands’ client roster includes up-and-coming direct to consumer (DTC) brands such as IAC’s Vimeo, Moleskine, New York Post’s Decider, Lull, Daily Harvest, Cleancult, and more.

With the introduction of Challenges in early first quarter 2020, brands can now tap into Vocal’s network content creators and encourage them to interact with, learn about and promote their brand while benefiting from Vocal’s brand-safe, moderated, and curated environment. Vocal Challenges have a unique ability to capture the hearts and minds of the creative community and drive meaningful engagement. Challenges combine thought-provoking story prompts and sizable reward potential, which work to inspire creators and drive them toward participation. Brands can similarly capitalize on this combined effect by collaborating with Vocal on a sponsored Challenge, prompting the creation of high-quality stories that are centered around the brand’s mission and further disseminated through creators’ respective social channels and promotional outlets.

Seller’s Choice

In addition to Vocal for Brands, Creatd supports brands by providing managed and performance marketing services through Seller’s Choice. an in-house marketing agency for DTC (direct-to-consumer) and e-commerce clients. Acquired by Creatd in September 2019, Seller’s Choice provides direct-to-consumer brands with design, development, strategy, and sales optimization services. Its status as an Amazon Solution Provider and its weighty operational structure made it an ideal candidate for acquisition in late 2019. Creatd’s business model is built to absorb distressed operational infrastructures, integrate the few best components, and shed the non-essential costs.

Creatd Partners

Creatd Partners is the Company’s corporate venture arm, as well as the business division that encompasses management of Seller’s Choice and Vocal for Brands. Creatd Partners invests in qualified brands who are aligned with our corporate mission, such as direct-to-consumer brands, digital platforms, and technologies that support entrepreneurs and the creator economy. Creatd Partners was established with the aim of nurturing high-potential, early-stage companies that can meaningfully benefit by leveraging Creatd’s technology, resources and proven capacity to optimize visibility, reach, and conversions for direct-to-consumer products and services. Creatd Partners investments are subject to the completion of rigorous due diligence and independent valuation assessment and may encompass a combination of financial and operational support in exchange for an equity stake in the business.

Creatd Partners’ first investment is Plant Camp, a direct-to-consumer food company that creates healthy and nutritional upgrades to classic foods and was launched in December 2020. The Company has made three further investments, the most notable of which is an equity investment in the health and wellness DTC beverage space. Additionally, Creatd Partners is currently exploring future opportunities that fit its criteria and risk profile, seeking partner companies that combine a quality product, seasoned founders, and the ability to leverage Creatd’s platform technology.

Moderation and Compliance

One of the key differentiating factors between Vocal and most other user-generated content platforms is the fact that each story submitted to Vocal is run through the Company’s proprietary moderation process before it goes live on the platform. The decision to implement moderation into the submission process was in direct response to the rise of misinformation and bad actors on many social platforms. In response to these inherent pitfalls within the content landscape, Vocal’s proprietary moderation system combines the algorithmic detection of copyrighted material, hate speech, graphic violence, and nudity, and human-led curation to ensure the quality and safety of each story published on Vocal, thus fostering a safe and trustworthy environment for creators, audiences, and brands. Moderation and compliance are more important than ever in a world where ambiguity can systematically damage value. Vocal’s enforcement of community guidelines and emphasis on content moderation protects the platform, its creators, and Creatd shareholders.

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

Technology Development

Vocal’s proprietary technology is built on Keystone, the same underlying open-source framework used by industry-leaders such as Atlassian, a $43-billion Australian technology company. Some of the key differentiating elements of Vocal’s technology are speed, sustainability, and scalability. The Company continues to invest heavily in research and development to continuously improve and innovate its platform, with the goal of optimizing the user experience for creators. Vocal’s architecture allows it to do more with less cost and provides a model capable of turning a profit.

Additionally, the Vocal platform and its underlying technology allows us to maintain an advantageous capital-light infrastructure. By using cloud service providers, we are able to focus on platform and revenue growth rather than building and maintaining the costly internal infrastructures that have materially affected so many legacy media platforms. Vocal’s technology has been specifically designed and built to scale without a material corresponding increase in operational costs. While our users can embed rich media, such as video, audio, and product links, into their Vocal stories, the rich media content is hosted elsewhere (such as YouTube, Instagram, Vimeo, Shopify, Spotify, etc.). Thus, our platform can accommodate rich media content of all kinds without bearing the financial or operational costs associated with hosting the rich media itself. In addition to the benefits this framework affords to the Company, it is the additional benefit to our content creators, in that a creator can increase their monetization; for example, a creator can embed their YouTube video into a Vocal story and thus derive earnings from both platforms when their video is viewed.

Application of First-Party Data

Creatd’s business intelligence and marketing teams identify and target individual creators, communities, and brands, utilizing empirical data harnessed from the Vocal platform. The team’s ability to apply its proprietary first-party data works to reduce acquisition costs for new creators and to help provide brands with conversions and an ideal targeted audience. In this way, our ability to apply first-party data is one of the value-drivers for the Company and the key advantages of its closed ecosystem strategy, which we refer to as the Creatd Cycle.

In its simplest definition, first-party data is data that you collect directly from your customers. Even the most simplistic blog website is collecting some degree of first-party data; Creatd’s edge is in its application of that data. Our organization is constantly collecting a tremendous amount of first-party behavioral data extracted from the Vocal platform. To date, we have collected hundreds of millions of data points around our customers and our audiences.

Importantly, we do not sell that data, that being a common monetization opportunity for many other businesses. Instead, we use our collected first-party data for the purposes of bettering the platform. Specifically, our data helps us understand the behaviors and attributes that are common among the creators, brands, and audiences within our ecosystem. We then pair our first-party Vocal data with third-party data from distribution platforms such as Facebook and Snapchat to provide a more granular profile of our creators, brands, and audiences.

It is through generating this valuable first-party data that we can continually enrich and refine our targeting capabilities for branded content promotion and creator acquisition, and specifically, to reduce our creator acquisition costs (CAC) and subscriber acquisition costs (SAC). Lower acquisition costs combined with increasing lifetime value (LTV) per subscriber, means that our enterprise value is accelerating each time we acquire a new user. We anticipate the lifetime value of our subscribers to increase as we introduce more features that cater to the needs of our creators. It is Vocal’s unique capability to collect and apply first-party behavioral data that allows us to simultaneously increase the LTV of our subscribers over time, while lowering the cost to acquire them. In fact, the link between incentivizing creators and lowering creator acquisition costs is a primary focus of the data science team, and an important consideration for every feature we develop for the Vocal platform.

Competition

The idea for Vocal came as a response to what Creatd’s founders recognized as systemic flaws inherent to the digital media industry and its operational infrastructures. Depreciating value of digital media business models built on legacy technology platforms created a unique opportunity for development of a creator-centric platform that could appeal to a global community and, at the same time, be capable of acquiring undervalued complimentary technology assets.

Creatd’s founders built the Vocal platform upon the general thesis that a closed and safe ecosystem utilizing first-party data to increase efficiencies could create a sustainable and defensible business model. Vocal was strategically developed to provide value for content creators, readers, and brands, and to serve as a home for the ever-increasing amount of digital content being produced and the libraries of digital assets lying dormant.

Vocal is most commonly discussed as a combination of:

●	Medium, a platform for writers built by former Twitter founder Ev Williams;

●	Reddit, a social news aggregation, web content rating, and discussion website; and

●	Patreon, a membership platform that provides business tools for content creators to run a subscription service.

Importantly, Creatd does not see Vocal as a substitute or competitor to segment-specific content platforms, such as Vimeo, YouTube, Instagram, or SoundCloud. We don’t want to replace anyone; we built Vocal to be accretive to the entire digital ecosystem. In fact, one of the most powerful components of our technology is the fact that Vocal makes it easy for creators to embed their existing published content, including videos, songs, podcasts, photographs, and more, directly into Vocal. We see this as a growth opportunity by building partnerships with the world’s greatest technology companies and to further spread our roots deeper into the digital landscape.

Revenue Model

Creatd’s revenues are primarily generated through:

●	Creator Subscriptions: Vocal+ subscription offering provides creators with increased monetization and access to premium tools and features. At approximately $10 per month, Vocal+ offers creators a strong value proposition for freemium users to upgrade, while providing a scalable source of monthly recurring gross revenue for Creatd. Management projects 100,000 paid subscribers in 2021.

●	Marketing Partnerships: Vocal partners with leading brands and creators through its internal content studio, Vocal for Brands, to produce influencer and content marketing campaigns, including sponsored Challenges, that leverage the power of Vocal. Branded stories and Challenges are optimized for conversions, distributed to a targeted audience based on Vocal’s first-party data, and are optimized for conversions to maximize revenue growth.

●	Managed Services: Creatd’s in-house marketing agency for e-commerce, Seller’s Choice, provides direct-to-consumer brands with design, development, strategy, and sales optimization services.

●	Platform Processing Fees and Microtransactions: With Tipping and other types of microtransactions, audiences can engage and support their favorite Vocal creators by actively investing in their creativity. Vocal takes a platform processing fee on all transactions. Each Tip sent on Vocal generates revenue for the Company in the form of platform processing fees. For Vocal Free creators, we retain a 7% platform processing fee for every Tip exchanged. For Vocal+ creators, we retain a 2.9% platform processing fee.

●	Affiliate sales: Vocal generates revenue through affiliate marketing relationships, which pays the Company a percentage of purchases made on our platform. Affiliate relationships include Amazon, Skimlinks, Tune, and more. This represents a unique opportunity in the post-pandemic environment where brands need expansive distribution pipelines such as Vocal to reach broader audiences.

●	E-commerce: Our e-commerce strategy involves revitalizing archival imagery and media content in dormant legacy portfolios. Our curation and data capabilities have helped us create scalable and definable value for our internal collection of media assets through financing, trademarking, licensing, and production opportunities. Creatd has an exclusive license to leverage the stories housed on Vocal, reimagining them for films, episodic shows, games, graphic novels, collectibles, books, and more.

Growth Strategy:

Continued growth is likely to be achieved by focusing on the following key areas:

●	Creator Growth: Vocal brings new creators, their audience, and brands to its platform through organic growth, performance marketing, and brand-building campaigns that drive awareness. As the Vocal team continues to collect first-party behavioral data, we are able to further refine an ideal user profile and hone a specific targeting strategy to effectively scale the platform’s creator base. Our product roadmap includes new features that will work to incentivize creators to help us expand the Vocal network organically; upcoming features include creator referrals and gated content, which will enable creators to utilize Vocal’s microtransaction capabilities to charge recurring fees for exclusive content. With these new features, creators will have further opportunities to get discovered and earn on Vocal, which works to the benefit of the entire platform.

●	Brand Partnerships: Continued investment in new product offerings for brand storytelling on Vocal with the goal of increasing the value to brands in the form of analytics, audience engagement, and conversion data for their products and services. The Vocal for Brands in-house content studio is constantly evolving in order to elevate brand relationships, both qualitatively and quantitatively.

●	Licensing and Transmedia Opportunities: In collaboration with other production and media companies, as well as with our expanding user base, we look for content that can be leveraged for adaptation to film, television, digital shorts, books, and comic series. We believe that Vocal’s ever-expanding community of creators and influencers affords us with the unique opportunity to cultivate these relationships. This initiative is referred to by the Company as Recreatd.

●	White Label Opportunities: White-labeling Vocal’s underlying platform architecture can be utilized for application in a range of industries, including use by sports franchises, trade companies, education organizations, companies in the financial sector, and others. An example of a white label installation of Vocal currently on our drawing board is a platform called Give. The idea behind Give is to borrow Vocal’s topic-specific community structure and adapt it for the non-profit sector. The Give platform would function as a network of vetted, verified organizations for which creators can raise awareness, funding or discussions using Vocal’s existing features like storytelling tools, community engagement, and microtransactions. Give will provide charities with the tools and resources to capture attention and donations in what is a saturated non-profit space.

●	Vocal Global: Vocal Global is Creatd’s new market expansion strategy for applying Vocal’s technology to international platform opportunities. While the U.S., U.K., and Canada represent the vast majority of our audience, we believe there will be significant demand for our product in overseas markets–including Asia, the Middle East, and South America–particularly for foreign language installations of the product, an initiative which Creatd refers to as “Content Without Borders.”

Acquisition Strategy

Creatd’s hybrid finance and design culture is key to its acquisition strategy. Acquisition targets are companies that meet a set of opportunistic or financial standards or that are part of specific digital environments that are accretive and can seamlessly integrate into Creatd’s existing revenue lines. Creatd will continue to make strategic acquisitions when presented with opportunities that are in the interest of shareholder value.

Corporate History and Information

We were originally incorporated under the laws of the State of Nevada on December 30, 1999 under the name LILM, Inc. The Company changed its name on December 3, 2013 to Great Plains Holdings, Inc.

On February 5, 2016 (the “Merger Closing Date”), we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GPH Merger Sub, Inc., a Nevada corporation and our wholly-owned subsidiary (“Merger Sub”), and Jerrick Ventures, Inc., a privately-held Nevada corporation headquartered in New Jersey (“Jerrick”), pursuant to which the Merger Sub was merged with and into Jerrick, with Jerrick surviving as our wholly-owned subsidiary (the “Merger”). Pursuant to the terms of the Merger Agreement, we acquired, through a reverse triangular merger, all of the outstanding capital stock of Jerrick in exchange for issuing Jerrick’s shareholders (the “Jerrick Shareholders”), pro-rata, a total of 475,000 shares of our common stock, par value $0.001 per share (“Common Stock”). Additionally, we assumed 33,415 shares of Jerrick’s Series A Convertible Preferred Stock (the “Jerrick Series A Preferred”) and 8,064 shares of Series B Convertible Preferred Stock (the “Jerrick Series B Preferred”).

Upon closing of the Merger on February 5, 2016, the Company changed its business plan to our current plan.

In connection with the Merger, on the Merger Closing Date, we entered into a Spin-Off Agreement with Kent Campbell (the “Spin-Off Agreement”), pursuant to which Mr. Campbell purchased (i) all of our interest in Ashland Holdings, LLC, a Florida limited liability company, and (ii) all of our interest in Lil Marc, Inc., a Utah corporation, in exchange for the cancellation of 13,030 shares of our common stock held by Mr. Campbell. In addition, Mr. Campbell assumed all of our debts, obligations and liabilities, including any existing prior to the Merger, pursuant to the terms and conditions of the Spin-Off Agreement.

Effective February 28, 2016, we entered into an Agreement and Plan of Merger (the “Statutory Merger Agreement”), pursuant to which we became the parent company of Jerrick Ventures, LLC, our wholly-owned operating subsidiary (the “Statutory Merger”).

On February 28, 2016, we changed our name to Jerrick Media Holdings, Inc. to better reflect our new business strategy.

On July 25, 2019, we filed a certificate of amendment to our articles of incorporation, as amended (the “Amendment”), with the Secretary of State of the State of Nevada to effectuate a one-for-twenty (1:20) reverse stock split (the “Reverse Stock Split”) of our common stock without any change to its par value. The Amendment became effective on July 30, 2019. The number of shares of authorized common stock was proportionately reduced as a result of the Reverse Stock Split. The number of shares of authorized preferred stock was not affected by the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split as all fractional shares were “rounded up” to the next whole share.

All share and per share amounts for the common stock indicated in this Form 10-K have been retroactively restated to give effect to the Reverse Stock Split.

On September 11, 2019, the Company acquired 100% of the membership interests of Seller’s Choice, LLC, a New Jersey limited liability company (“Seller’s Choice”). Seller’s Choice is digital e-commerce agency based in New Jersey (see Note 4).

On July 13, 2020, upon approval from our board of directors and stockholders, we filed Second Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada for the purpose of increasing our authorized shares of Common Stock to 100,000,000.

On August 13, 2020, we filed a certificate of amendment to our second amended and restated articles of incorporation (the “Amendment”), with the Secretary of State of the State of Nevada to effectuate a one-for-three (1:3) reverse stock split (the “August 2020 Reverse Stock Split”) of our common stock without any change to its par value. The Amendment became effective on August 17, 2020. No fractional shares were issued in connection with the August 2020 Reverse Stock Split as all fractional shares were rounded down to the next whole share. All share and per share amounts of our common stock listed in this Form 10-K have been adjusted to give effect to the August 2020 Reverse Stock Split.

On September 9, 2020, the Company filed a certificate of amendment with the Secretary of State of the State of Nevada to change our name to “Creatd, Inc.”, which became effective on September 10, 2020.

Recent Developments

Nasdaq Letter of Reprimand

On January 4, 2021, the Company received a letter from the staff of The Nasdaq Capital Market (the “Exchange”) notifying the Company that the Exchange had determined to delist the Company’s common stock and warrants from the Exchange based on the Company’s non-compliance with the Exchange’s (i) $5 million stockholders’ equity requirement for initial listing pursuant to Nasdaq Listing Rule 5505(b), (ii) the $2.5 million stockholders’ equity requirement or any of the alternatives for continued listing pursuant to Nasdaq Listing Rule 5550(b), and (iii) the Company’s failure to provide material information to the Exchange pursuant to Nasdaq Listing Rule 5250(a)(1).

On February 11, 2021, the Company met with the Exchange’s Hearings Panel (the “Panel”) with respect to such determination, in accordance with the Exchange’s rules and, pursuant to such request by the Company to appeal, the delisting of the Company’s securities and the Form 25 Notification of Delisting filing was stayed pending the Panel’s decision.

On March 9, 2021, the Exchange notified the Company that the Panel had determined to continue the listing of the Company on the Exchange. Notwithstanding the Panel’s determination to continue the listing of the Company’s securities on the Exchange, the Panel issued a public reprimand letter to the Company, pursuant to Listing Rule 5815(c)(1)(D), based on its finding “that the Company failed to meet the initial listing criteria with respect to stockholders’ equity and failed to provide Nasdaq with material information with respect to that deficiency.” Specifically, the Panel found that the Company failed to comply with Listing Rule 5250(a)(1), requiring it to notify Nasdaq of certain significant developments that led to the Company’s prior representations about its ability to satisfy the initial listing requirements being inaccurate. In reaching its determination to continue the listing of the Company on Nasdaq, the Panel acknowledged that the Company has since demonstrated compliance with the initial listing requirement for stockholders’ equity and all other applicable initial listing requirements. The Panel also determined that the violations were inadvertent and that the Company had relied on advice of counsel at the time in its interactions with the Nasdaq staff (“Staff”). The Panel also acknowledged the Company’s efforts to implement structural changes within the Company to avoid similar misstatements in the future and that would allow for proper accounting and disclosure on an ongoing basis.

A Panel Monitor has been implemented under Listing Rule 5815(d)(4)(A) for a period of one year from the date of the Letter. In the event that the Company becomes deficient with respect to any continued listing requirement, the Company will not be afforded the opportunity to submit a compliance plan for Staff’s consideration and Staff will issue a Delist Determination Letter and promptly schedule a new hearing under Listing Rule 5810(c)(2), at which the Company may present a compliance plan for the Panel’s consideration. In the event of a new hearing, any suspension or delisting action would be stayed pending the completion of the hearings process and the expiration of any additional extension period granted by the Panel following the hearing.

Sale of Series E Convertible Preferred Stock

On December 29, 2020 (the “Effective Date”), the Company entered into securities purchase agreements (the “Purchase Agreement”) with thirty-three accredited investors (the “Investors”), whereby, at the closing, the Investors have agreed to purchase from the Company an aggregate of (i) 7,778 shares of the Company’s Series E Convertible Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”); and (ii) 2,831,715 warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The Series E Preferred Stock is convertible into a total of 1,887,810 shares of Common Stock (the “Conversion Shares”). The combined purchase price of one Conversion Share and one and a half Warrant was $4.12. The aggregate purchase price for the Series E Preferred Stock and Warrants was $7,777,777.77. The closing for the purchase of 7,738 shares of Series E Preferred Stock, convertible into 1,878,101 shares of Common Stock, and 2,817,152 Warrants occurred on between December 29 and December 31, 2020. The closing for the remaining 40 shares of Series E Preferred Stock, convertible into 9,709 shares of Common Stock, and 14,563 Warrants occurred on January 4, 2021.

Appointment of New Director

On October 27, 2020, the Board of the Company increased the size of the Board to six members and appointed LaBrena Martin to fill that newly-created vacancy and serve as a member of the Board. In connection with her appointment to the Board, the Board appointed Ms. Martin to serve as a member of the Audit and Compensation Committees and as the Chair of the Nominating and Corporate Governance Committee. Ms. Martin will hold office until the next annual meeting of stockholders, or until her successor is duly elected and qualified or her earlier resignation or removal.

Over-Allotment Option Exercise

As previously reported on a Current Report on Form 8-K of the Company, on September 15, 2020, the Company consummated an underwritten public offering (the “Offering”) of 1,725,000 units of securities (the “Units”), with each Unit consisting of (i) one share of common stock, par value $0.001 per share (“Common Stock”), and (ii) one five-year warrant to purchase one share of Common Stock at an exercise price of $4.50 per share (the “Warrants”), pursuant to that certain Underwriting Agreement, dated September 10, 2020, by and between the Company and The Benchmark Company, LLC, acting as the representative (the “Representative”) of the several underwriters named therein (collectively, the “Underwriters”).

The Units were sold at a price of $4.50 per Unit, generating gross proceeds to the Company of $7.7625 million. The Company granted the Underwriters a 45-day option to purchase up to 258,750 shares of Common Stock and/or 258,750 Warrants to purchase Common Stock to cover over-allotments, if any.

On October 6, 2020, the Underwriters partially exercised the over-allotment option and on October 8, 2020, purchased an additional 258,750 Warrants, generating gross proceeds, before deducting underwriting discounts and commissions, of $2,587.50.

Appointment of Chief Operating Officer

Effective September 28, 2020, the board of directors of the Company appointed Laurie Weisberg as Chief Operating Officer of the Company. Ms. Weisberg also currently serves as a member of the Company’s board of directors.

Employees

As of March 31, 2021, we had 42 full-time employees and 12 part-time employees. None of our employees are subject to a collective bargaining agreement, and we believe our relationship with our employees to be good.

We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Corporate Information

The Company’s address is 2050 Center Avenue Suite 640 Fort Lee, NJ 07024. The Company’s telephone number is (201) 258-3770. Our website is https://creatd.com. The information on, or that can be accessed through, this website is not part of this Form 10-K, and you should not rely on any such information in making the decision whether to purchase the Common Stock.

ITEM 1A. RISK FACTORS

You should consider carefully the following risk factors, together with all of the other information included or incorporated in this Annual Report. Each of these risk factors, either alone or taken together, could adversely affect our business, financial condition and results of operations, and adversely affect the value of an investment in our Common Stock. There may be additional risks that we do not know of or that we believe are immaterial that could also impair our business and financial condition.

Risks Related to our Business

The Company is a development stage business and subject to the many risks associated with new businesses.

Our current line of business has a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. We have incurred losses and may continue to operate at a net loss for at least the next several years as we execute our business plan. We had a net loss of approximately $24.2 million for the year ended December 31, 2020, and a working capital and accumulated deficit of approximately $3.0 million and approximately $71.8 million, respectively.

Our financial situation creates doubt whether we will continue as a going concern.

There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain funding or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment.

Based on the report from our independent auditors dated March 31, 2021, management stated that our financial statements for the year ended December 31, 2020, were prepared assuming that we would continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Currently the Company has considerable obligations under notes, related party notes and lines of credit outstanding with various lenders. Our ability to make payments on such indebtedness will depend on our ability to generate cash flow. The Company may not generate sufficient cash flow from operations to enable us to repay this indebtedness and to fund other liquidity needs, including capital expenditure requirements. Such indebtedness could affect our operations in several ways, including the following:

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

Although our shares and warrants have been approved for listing on The Nasdaq Capital Market, our shares and warrants may be subject to potential delisting if we do not meet or continue to maintain the listing requirements of The Nasdaq Capital Market, and, pursuant to the recent letter of reprimand, we are subject to a Panel Monitor.

Our shares and warrants have been approved for listing on The Nasdaq Capital Market (“Nasdaq”) ; however, to keep our listing on Nasdaq, we are required to maintain: (i) a minimum bid price of $1.00 per share, (ii) a certain public float, (iii) a certain number of round lot shareholders and (iv) one of the following: a net income from continuing operations (in the latest fiscal year or two of the three last fiscal years) of at least $500,000, a market value of listed securities of at least $35 million or a stockholders’ equity of at least $2.5 million.

On January 4, 2021, we were notified by Nasdaq that it had determined to delist our common stock and warrants from Nasdaq based on our non-compliance with Nasdaq’s (i) $5 million stockholders’ equity requirement for initial listing, (ii) the $2.5 million stockholders’ equity requirement or any of the alternatives for continued listing, and (iii) our failure to provide material information to Nasdaq. We appealed Nasdaq’s determination and submitted such appeal to the Exchange’s Hearings Panel (the “Panel”), which request stayed any suspension or delisting action by Nasdaq at least until the hearing process concludes and any extension granted by the Panel expires. In an oral hearing that took place on February 11, 2021, we presented to the Panel a detailed plan to evidence stockholders’ equity of $5 million and addressed the other matters raised by Nasdaq. On March 9, 2021, Nasdaq notified us that our securities would continue to be listed on Nasdaq; however, a letter of reprimand was issued and a Panel Monitor has been implemented under Listing Rule 5815(d)(4)(A) for the period ending on March 9, 2022.

In the event that the Company becomes deficient with respect to any continued listing requirement, the Company will not be afforded the opportunity to submit a compliance plan for Nasdaq’s consideration and Nasdaq will issue a Delist Determination Letter and promptly schedule a new hearing under Listing Rule 5810(c)(2), at which we may present a compliance plan for the Panel’s consideration. In the event of a new hearing, any suspension or delisting action would be stayed pending the completion of the hearings process and the expiration of any additional extension period granted by the Panel following the hearing.

In the event that during the Panel Monitor period we become deficient with respect to any continued listing requirement, we would need to appeal to the Panel, and if such appeal is ultimately unsuccessful, our common stock and warrants could be delisted from Nasdaq. If our securities are delisted, trading will most likely take place on the OTC Marketplace operated by OTC Markets Group Inc. An investor is likely to find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors may not buy or sell our common stock due to difficulty in accessing over-the-counter markets, or due to policies preventing them from trading in securities not listed on a national exchange or other reasons, and our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock is not traded on a national securities exchange. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified executives and employees and to raise capital.

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

Moreover, if a high-profile security breach occurs with respect to us or another digital entertainment company, our customers and potential customers may lose trust in the security of our business model generally, which could adversely impact our ability to retain existing customers or attract new ones.

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

We may be subject to claims of infringement of third-party patents and trademarks and other violations of third-party intellectual property rights. Intellectual property disputes are generally time-consuming and expensive to litigate or settle and the outcome of such disputes is uncertain and difficult to predict. The existence of such disputes may require us to set-aside substantial reserves and has the potential to significantly affect our overall financial standing. To the extent that claims against us are successful, they may subject us to substantial liability, and we may have to pay substantial monetary damages, change aspects of our business model, and/or discontinue any of our services or practices that are found to be in violation of another party’s rights. Such outcomes may severely restrict or hinder ongoing business operations and impact the value of our business. Successful claims against us could also result in us having to seek a license to continue our practices. Under such conditions, a license may or may not be offered or otherwise made available to us. If a license is made available to us, the cost of the license may significantly increase our operating burden and expenses, potentially resulting in a negative effect on our business, financial condition and results of operations.

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

On January 30, 2020 the World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The COVID-19 coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates.

Additionally, the global financial crisis in connection with the COVID-19 pandemic has caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our Vocal platform and our ability to raise additional capital when needed on acceptable terms, if at all. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our board of directors recently concluded that we needed to restate previously issued financial statements as a result of a change in accounting for a make-whole provision.

On March 13, 2021, our audit committee concluded, after consultation with management and the Company’s financial consulting firm, that our previously issued unaudited financial statements for the period ended September 30, 2020, included in the Company’s Quarterly Reports of Form 10-Q for the period ended September 30, 2020, should no longer be relied upon as a result of the change in accounting for a make-whole provision. We concluded that a derivative liability of $3,041,688 should have been recorded as of September 30, 2020. The adjustments resulting therefrom, which are non-cash in nature, but has no impact on previously reported cash, total assets, and revenues.

Risks Related To Our Common Stock

The price of our common stock may be subject to wide fluctuations.

Even though we have our shares listed with The Nasdaq Capital Market,, the market price of our Common Stock may be highly volatile and subject to wide fluctuations in response to a variety of factors and risks, many of which are beyond our control.  In addition to the risks noted elsewhere in this Form 10-K, some of the other factors affecting our stock price may include:

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

You may lose all of your investment.

Investing in our common stock involves a high degree of risk. As an investor, you might never recoup all, or even part of, your investment and you may never realize any return on your investment. You must be prepared to lose all your investment.

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and dilute our share value

Our Second Amended and Restated Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock, and 20,000,000 shares of preferred stock. Currently the Company has 1,374 shares of Preferred Series E stock outstanding. Additionally, as of March 31, 2021 there are outstanding (i) warrants to purchase 6,272,944 shares of our common stock; (ii) options exercisable into 2,010,687 shares of our common stock; and (iii) 333,495 shares underlying the conversion of Preferred Series E shares.

Assuming all of the Company’s currently outstanding warrants and options are exercised and all convertible notes be converted, the Company would have to issue an additional 8,617,126 shares of common stock representing 79.2% of our current issued and outstanding common stock. As of the date of this filing, none of the Company’s outstanding convertible notes are currently convertible into Common Stock. The future issuance of this common stock would result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

Liability of directors for breach of duty is limited under Nevada law.

Nevada law provides that directors must discharge their duties as a director in good faith and with a view to the interests of the corporation. Under Nevada law, directors owe a fiduciary duty to the corporation, which is generally comprised of the duty of care and duty of loyalty to the corporation. Except under limited circumstances set forth in NRS 78.138(7), or unless our Second Amended and Restated Articles of Incorporation or an amendment thereto provide for greater individual liability (which ours does not provide), a director or officer is not individually liable to the corporation or its stockholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer unless it is proven that the director’s or officer’s act or failure to act constituted a breach of his or her fiduciary duties as a director or officer, and the breach of those duties involved intentional misconduct, fraud or a knowing violation of law. Our stockholders’ ability to recover damages for fiduciary breaches may be reduced by this statute.

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

Sales of a substantial number of shares of our common stock in the public market by certain of our stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

We may issue additional shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Pursuant to our Second Amended and Restated Articles of Incorporation, the aggregate number of shares of capital stock which we are authorized to issue is 120,000,000 shares, of which 100,000,000 shares are common stock, and 20,000,000 shares are “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. As of the date of this Form 10-K, we do have 1,374 shares of Preferred Series E stock outstanding.

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

Each of our Second Amended and Restated Articles of Incorporation and our Amended and Restated Bylaws provide that the Eighth Judicial District Court of Clark County, Nevada will be the sole and exclusive forum for certain disputes which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers, employees or agents.

Each of our Second Amended and Restated Articles of Incorporation and our Amended and Restated Bylaws provide that unless the Company consents in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada shall be the sole and exclusive forum for state law claims with respect to: (i) any derivative action or proceeding brought in the name or right of the Company or on its behalf, (ii)  any action asserting a claim for breach of any fiduciary duty owed by any director, officer, employee or agent of the Company to the Company or the Company’s stockholders, (iii) any action arising or asserting a claim arising pursuant to any provision of Nevada Revised Statutes Chapters 78 or 92A or any provision of the Company’s Second Amended and Restated Articles of Incorporation or Amended and Restated Bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine, including, without limitation, any action to interpret, apply, enforce or determine the validity of the Company’s Second Amended and Restated Articles of Incorporation or Amended and Restated Bylaws. This exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. However, each of our Second Amended Articles of Incorporation and our Amended and Restated Bylaws contain a federal forum provision which provides that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of the Company are deemed to have notice of and consented to this provision. As this provision applies to Securities Act claims, there may be uncertainty whether a court would enforce such a provision.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees, which may discourage such lawsuits against the Company and its directors, officers and other employees. Alternatively, if a court were to find our choice of forum provisions contained in either our Second Amended and Restated Articles of Incorporation or Amended and Restated Bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, results of operations, and financial condition.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” and other words of similar meaning.

These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Annual Report.

Any forward-looking statement in this Annual Report reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report and the documents that we reference herein and therein and have filed as exhibits hereto and thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report also contains or may contain estimates, projections and other information concerning our industry, our business and the markets for our products, including data regarding the estimated size of those markets and their projected growth rates. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company currently does not own any properties.  Our corporate headquarters consists of a total of 3,000 square feet and is located at 2050 Center Ave, Suite 640 and Suite 660, Fort Lee, NJ 07024. The current lease term is effective June 5, 2018 through July 5, 2023, with monthly rent of $7,693 for the first year and increases at a rate of 3% for each subsequent year thereafter.

We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below, we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

On or about June 25, 2020, Home Revolution, LLC (“Home Revolution”) filed a lawsuit in the United States District Court for the District of New Jersey, Home Revolution, LLC, et al. v. Jerrick Media Holdings, Inc. et al., Case No. 2:20-cv-07775-JMV-MF. The Complaint alleges, among other things, that Creatd, Inc. breached the Membership Interest Purchase Agreement, as modified, and ancillary transaction documents in connection with the acquisition of Seller’s Choice, LLC, from Home Revolution in September 2019. The Complaint additionally alleges violation of the New Jersey Uniform Securities Law, violations of the Exchange Act and Rule 10b-5 thereunder, fraud, equitable accounting, breach of fiduciary duty, conversion and unjust enrichment. After filing the Complaint but prior to our Answer date, Home Revolution moved by order to show cause to have a receiver appointed by the Court to take over Creatd’s operations.

We submitted an opposition, and after oral arguments on August 13, 2020, the Court denied the receiver request in its entirety. We then filed a Motion to Dismiss on August 14, 2020 on a number of grounds, the most significant of which is that this is a simple (alleged) breach of Promissory Note case. Creatd is current on all payments under the Note, and because both parties are New Jersey entities a mere breach of contract and/or collection-based case is not appropriately venued in federal court.  Upon receipt of our Motion to Dismiss, Home Revolution submitted an Amended Complaint, presumably in an effort to cure the problems with the Complaint which we identified in the Motion to Dismiss.  Home Revolution has subsequently initiated a series of atypical procedures and, as a result, has (without following the Federal Rules of Civil Procedure) moved for both default and to submit yet another newly Amended Complaint (the one precludes the other and vice versa).

After we submitted a motion to clear up the above, the Court reinstated the matter to the docket and permitted Plaintiff to file the Second Amended Complaint (we had no objection).  We have filed a motion to dismiss the Second Amended Complaint.  That will take some time to be decided.  We expect no major event to occur for the next 12 months. Finally, we believe the lawsuit lacks merit and will vigorously challenge the action.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is listed on The Nasdaq Capital Market under the symbol “CRTD”.

Holders

As of March 31, 2021, there were approximately 222 registered holders of record of our Common Stock, and approximately 12 holders of record of our Series E Convertible Preferred Stock. Since certain shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, the foregoing number of holders of our Common Stock is not representative of the number of beneficial holders of our Common Stock.

Dividends

To date, we have not paid cash dividends on our Common Stock and do not plan to pay such dividends in the foreseeable future. Our Board will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions. Dividends, under the Nevada Revised Statutes, may only be paid from our net profits or surplus. To date, we have not had a fiscal year with net profits and, subject to a valuation by the Board of the present value of the Company’s assets, do not have surplus.

Unregistered Sales of Equity Securities

During the twelve months ended December 31, 2020, we issued securities that were not registered under the Securities Act and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q as listed below. All of the securities discussed in this Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

Consultant Shares

During the 3 months ended December 31, 2020 the Company issued 20,762 shares to consultants.

Employee Shares

During the 3 months ended December 31, 2020 the Company issued 7,871 shares in lieu of compensation to employees.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth in “Part I – Item 1A. Risk Factors.”

This Form 10-K and other reports filed by Creatd, Inc., formerly Jerrick Media Holdings, Inc. (the “Company”), from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-K.

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.

Overview

Creatd is the parent company and creator of Vocal, a robust and proprietary technology platform that uniquely serves creators, brands, and audiences by providing long-form storytelling tools, advanced social features, and monetization opportunities. Since launching in December 2016, Vocal has become home to nearly one million content creators, over 20,000 paid subscribers of its Vocal+ premium membership program and attracts over 10 million monthly visitors across its network of 36 wholly owned and operated niche communities as well as various social media channels.

At December 31, 2020, the Company had cash and marketable securities of approximately $8 million, and accounts receivable of $90,000.  The Company’s healthy cash position is principally due to the net cash proceeds of $7.0 million secured at year end 2020 from the successful completion of the Company’s Series E Convertible Preferred private placement.

2020 was a positioning year for the Company. Expenses during Fiscal Year 2020 encompassed numerous charges related to financing activities which are described as non-recurring. Though it is the case that the Company may require additional financing in 2021, the financings that occurred this year positioned the Company for ease and relative affordability of future financings.

Restatement of Previously Issued Interim Financial Statements

On March 13, 2021, our audit committee concluded, after consultation with management and the Company’s financial consulting firm, that our previously issued unaudited financial statements for the period ended September 30, 2020, included in the Company’s Quarterly Reports of Form 10-Q for the period ended September 30, 2020, should no longer be relied upon as a result of the change in accounting for a make-whole provision. We concluded that a derivative liability of $3,041,688 should have been recorded as of September 30, 2020. The adjustments resulting therefrom, which are non-cash in nature, but has no impact on previously reported cash, total assets, and revenues.

Results of Operations

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) at December 31, 2020 compared to December 31, 2019:

	December 31, 2020	December 31, 2019 (Revised)	Increase / (Decrease)
Current Assets	$8,083,726	$78,063	$8,005,663
Current Liabilities	$4,968,427	$10,928,830	$(5,960,403)
Working Capital (Deficit)	$3,115,299	$(10,850,767)	$13,966,066

At December 31, 2020, we had a working capital of $3,115,299 as compared to a working capital deficit of $(10,850,767) at December 31, 2019, an increase in working capital of $13,966,066. The increase is primarily attributable to an increase in cash as a result of the completion of the September 2020 $7.7 million Equity Raise, the Sale of $7.8 million of Series E Convertible Preferred Stock in December of 2020, an increase in marketable securities of $62,733, and promissory note increase of $561,539. This was offset by a decrease in demand loans, convertible notes, and related party debentures totaling $7,373,638.

Net Cash

Net cash used in operating activities for the year ended December 31, 2020 and 2019, was $7,340,487 and $5,957,027, respectively. The net loss for the year ended December 31, 2020 and 2019 was $24,162,783 and $8,035,372, respectively. This change is primarily attributable to the net loss for the current period offset by share-based payments in the amount of $6,861,163 to employees and consultants for services rendered, the accretion of debt discount and debt issuance costs of $4,303,072 due to the incentives given with debentures, and a loss on extinguishment of debt of $5,586,012 in addition to a change in accounts payable and accrued expenses of $2,880,392. These increases were offset by a change in fair value of derivative liabilities and a change in fair value of derivative liabilities and a change in accounts receivable during the year ended December 31, 2020.

Net cash used in investing activities for the year ended December 31, 2020 and 2019 was $547,212 and $363,288, respectively. This change is attributable to the cash used to purchase marketable securities, property and equipment, and deposits for investments.

Net cash provided by financing activities for the year ended December 31, 2020 and 2019 was $15,814,083 and $6,337,947. During the year ended December 31, the Company was predominantly financed by net proceeds from the issuance of preferred series E, common stock, debt and related party notes of $6,670,417, $6,662,015 and $5,152,496, respectively to fund operations. These increases were offset by repayment of notes and related party notes of $2,150,666 and $983,752, respectively.

Summary of Statements of Operations for the Year Ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Revenue	$1,212,870	$453,006
Operating Expenses	$(17,496,205)	$(7,669,984)
Loss from operations	$(16,283,335)	$(7,216,978)
Other Expenses	$(7,929,448)	$(818,394)
Net loss	$(24,212,783)	$(8,035,372)
Loss per common share – basic and diluted	$(5.68)	$(2.93)

Net Revenue

Net Revenue was $1,212,870 for the year ended December 31, 2020, as compared to $453,006 for the comparable year ended December 31, 2019, an increase of $759,864. The increase in net revenue is primarily attributable to the launch and growth of Vocal+ paid subscribers, the rising price points for Vocal for Brands campaigns, and the integration of Seller’s Choice into Creatd following the Company’s successful acquisition in late third quarter 2019.  During 2020, management completed its corporate positioning to support its goal of reaching profitable revenue growth by securing funds necessary to eliminate its debt, attracting a marquee board and executive management talent, engaging a strategic senior marketing and sales effort, and uplisting to Nasdaq.

Creatd’s 2020 Creator Subscription revenues are reported net of the amounts paid to subscribers as cash prizes for winning Vocal Challenges and earnings through reads.  As Vocal+ was commercially launched early 2020, with Vocal Challenges following soon after, both progressively grew during the year. As Creatd Challenges increased in frequency, in conjunction with an increase in readership, payments to Vocal+ subscribers totaled $213,182 in 2020. Gross revenues (including payments to Vocal+ subscribers) were $1,426,052.

Going forward, with the continued release of advancements and new offerings to its Vocal technology platform and the resulting growth of vocal subscribers, unique monthly visitors and brand relationships, management anticipates reporting accelerated revenue growth for the foreseeable future.

Operating Expenses

Operating expenses for the year ended December 31, 2020 were $17,496,205 as compared to $7,669,984 for the year ended December 31, 2019. The increase of $9,826,221 in operating expenses is mainly related to non-recurring expenses totaling approximately $1,320,000 attributed to the Nasdaq up-listing and financing activities during the year, which included two offerings. In addition, the Company incurred $1,100,000 of non-cash charges related to employee option exchange for stock during second quarter, $4,100,000 in stock options granted for previously performed services to 13 members of the management team during the third quarter, and in fourth quarter $107,000 was expensed due to reimbursements from Covid-related pay cuts enacted for several weeks during 2020. The remainder of the increase in expenses is attributed to an increase in marketing totaling roughly $2,000,000, and a significant increase in personnel to 42 full time and 12 part-time, including the addition of a Chief Operating Officer and additions to the sales team with senior-level experience and long-standing brand relationships. Going forward, the Company expects operating expenses to materially decrease, potentially offset by a measured increase in support staff and consultants focused on revenue growth.  During 2020, the Company’s average monthly cash burn was approximately $658,000, slightly elevated from last year as the Company accommodated its growth strategy.

Loss from Operations

The Company incurred a loss from operations for the year ended December 31, 2020 of $16,283,335 as compared to $7,216,978 for the year ended December 31, 2019. The increase in the loss from operations is primarily due to non-cash stock-based payments to consultants and employees, one-time charges related to the Nasdaq up-listing, increase in personnel and the launch of the company’s first significant marketing campaign.

Other Expenses

Other expenses for the year ended December 31, 2020 totaled $7,929,448 as compared to $818,394 for the year ended December 31, 2019. Other expenses during the year ended December 31, 2020 was comprised of interest expense of $1,376,902 on notes and related party notes as well as a non-cash change in derivative liability of 3,019,457. Additionally, other expenses included the non-cash, non-recurring accretion of debt discount and issuance cost of $(4,303,072) due to the incentives given with debentures and loss on extinguishment of liabilities of $(5,586,012) for incentives given to convert debt. During the year ended December 31, 2019, other expenses were comprised of interest expense of $612,830 on notes and related party notes and accretion of debt discount and issuance cost of $348,665 due to the incentives given with debentures, loss on extinguishment of liabilities of $162,860 for the incentives given to amend or convert debt.

Net Loss

Net loss attributable to common shareholders for the year ended December 31, 2020, was $27,348,485, or loss per share of $5.68, which included a non-cash deemed dividend charge of $3,135,702 related to fair value assigned to the series E preferred and warrants granted in financings during the year.  This compares to a net loss of $8,035,372, or loss per share of $2.93, for the year ended December 31, 2019.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements.

Critical Accounting Policies

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, valuation of equity issuances and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company uses estimates in accounting for, among other items, revenue recognition, allowance for doubtful accounts, stock-based compensation, income tax provisions, excess and obsolete inventory reserve and impairment of intellectual property. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value measurement disclosures are grouped into three levels based on valuation factors:

●	Level 1 – quoted prices in active markets for identical investments

●	Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)

●	Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

The Company’s Level 1 assets/liabilities include cash, accounts receivable, marketable trading securities, accounts payable, prepaid and other current assets, line of credit and due to related parties. Management believes the estimated fair value of these accounts at December 31, 2020 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

The Company’s Level 2 assets/liabilities include certain of the Company’s notes payable and capital lease obligations. Their carrying value approximates their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

The Company’s Level 3 assets/liabilities include goodwill, intangible assets, marketable debt securities, equity investments at cost, and derivative liabilities, when they are recorded at fair value due to an impairment charge. Inputs to determine fair value are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.

Long-lived Assets Including Goodwill and Other Acquired Intangibles Assets

We evaluate the recoverability of property and equipment and acquired finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any significant impairment charges during the year ended December 31, 2020.

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

During the year ended December 31, 2020 the Company completed its annual impairment test of goodwill. The Company performed the qualitative assessment as permitted by ASC 350-20 and determined that the fair value of the reporting unit was more likely than not equal or greater than the carrying value, including Goodwill. Based on completion of this annual impairment test, no impairment was indicated.

Investments

The Company accounts for its investments in available-for-sale debt securities, in accordance with sub-topic 320-10 of the FASB ASC (“Sub-Topic 320-10”). Accrued interest on these securities is included in fair value and amortized cost.

Pursuant to Paragraph 320-10-35, investments in debt securities that are classified as available for sale shall be measured subsequently at fair value in the statement of financial position. Unrealized holding gains and losses for available-for-sale securities (including those classified as current assets) shall be excluded from earnings and reported in other comprehensive income until realized.

The Company follows FASB ASC 320-10-35 to assess whether an investment in debt securities is impaired in each reporting period. An investment in debt securities is impaired if the fair value of the investment is less than its amortized cost. If the Company intends to sell the debt security (that is, it has decided to sell the security), an other-than-temporary impairment shall be considered to have occurred. If the Company more likely than not will be required to sell the security before recovery of its amortized cost basis or it otherwise does not expect to recover the entire amortized cost basis of the security, an other-than-temporary impairment shall be considered to have occurred. The Company considers the expected cash flows from the investment based on reasonable and supportable forecasts as well as several other factors to estimate whether a credit loss exists. If the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.

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

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price. The transaction price for any given subscriber could decrease based on any payments made to that subscriber. A subscriber may be eligible for payment through one or more of the monetization features offered to Vocal creators, including earnings through reads (on a cost per mille basis) and cash prizes offered to Challenge winners;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, we satisfy a performance obligation.

For more information see Note 2 within the consolidated financial statements.

Deferred Revenue

Deferred revenue consists of billings and payments from clients in advance of revenue recognition. As of December 31, 2020 and 2019, the Company had deferred revenue of $88,637 and $50,691, respectively.

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

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, our equity–based compensation could be materially different in the future. The Company issues awards of equity instruments, such as stock options and restricted stock units, to employees and certain non-employee directors. Compensation expense related to these awards is based on the fair value of the underlying stock on the award date and is amortized over the service period, defined as the vesting period, using the straight-line method. The vesting period is generally five years. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock units. Compensation expense is reduced for actual forfeitures as they occur.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The adoption of ASU 2016-16 did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). The updated guidance, which became effective for fiscal years beginning after December 15, 2019, did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements for fair value measurements. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance requires companies to apply the internal-use software guidance in ASC 350-40 to implementation costs incurred in a hosting arrangement that is a service contract to determine whether to capitalize certain implementation costs or expense them as incurred. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements.

In November 2019, the FASB issued ASU No. 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): The mandatory effective dates for Credit Losses in this Update (ASU 2019-10) are as follows: 1. Public business entities that meet the definition of an SEC filer, excluding entities eligible to be SRCs as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those 2. All other entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU 2019-10 had a material impact on the Company’s Consolidated Financial Statements because it deferred the adoption of ASU 2016-13.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Creatd, Inc.

December 31, 2020 and 2019

Notes to the Consolidated Financial Statements

www.rrbb.com
ROSENBERG RICH BAKER BERMAN & COMPANY
265 Davidson Avenue, Suite 210 ● Somerset, NJ 08873-4120 ● PHONE 908-231-1000 ● FAX 908-231-6894
111 Dunnell Road, Suite 100 ● Maplewood, NJ 07040 ● PHONE 973-763-6363 ● FAX 973-763-4430

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Creatd, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Creatd, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related statements of comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a significant accumulated deficit, and has incurred significant net losses and negative operating cash flows. These factors raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from the issuance of the financial statements. Management's evaluation of the events and conditions and management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● CENTER FOR AUDIT QUALITY ● PRIVATE COMPANIES PRACTICE SECTION ● PRIME GLOBAL ● REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

ROSENBERG RICH BAKER BERMAN & COMPANY

To the Board of Directors and

Stockholders of Creatd, Inc. and Subsidiaries

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As described in Note 2 to the consolidated financial statements, the Company recognizes revenue in accordance with FASB Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"). ASC 606 requires the Company to apply the following steps: (1) identify the contract with the customers; (2) identify performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies the performance obligations.

For subscription revenue recognized by the Company, the transaction price is reduced for consideration payable to customers. Because such consideration is paid to both customers and "freemium" subscribers, it requires significant estimates as to the allocation and timing of these reductions in the transaction price. These estimates required auditor judgment and consideration of some subjective factors in evaluating the estimates.

How the Critical Matter Was Addressed in the Audit

The primary audit procedures we performed to address this critical audit matter included:

●	Gained detailed understanding of processes related to subscription revenue, including evaluation of controls within the Company and the results of an audit of internal controls at the external payment processing organization.

●	Verified the validity of customer payment data by testing the completeness and accuracy of the population of customer payments and by subscriber type.

●	Critically evaluated management's estimated allocations based on supportable information.

Fair Value of Private Company Investments

As described in Note 2 to the consolidated financial statements, the Company has made certain investments in private companies during 2020. For investments in equity securities that do not to have a readily determinable market value, the Company made the election to measure these securities at amortized cost in accordance with ASC 321-10-35 par.2. The Company performed a qualitative assessment to determine whether these investments could be impaired due to any decline in fair value below cost. For investments in available-for-sale debt securities, the Company measures these instruments at fair value and assesses whether a credit loss exists for any of these securities based on the guidance at ASC 320-10, Investments - Debt and Equity Securities.

ROSENBERG RICH BAKER BERMAN & COMPANY

To the Board of Directors and

Stockholders of Creatd, Inc. and Subsidiaries

The determination of fair value for these securities requires significant judgment and subjective evaluation of qualitative factors. In addition, the Company utilized a third-party valuation firm to assist in this determination, and the valuation process involves significant assumptions and estimates.

How the Critical Matter Was Addressed in the Audit

The primary audit procedures we performed to address this critical audit matter included:

Equity securities:

●	Reviewed and assessed management's evaluation of qualitative factors and relevant events and circumstances to determine whether the fair value of these securities was less than the amortized cost.

●	Corroborated that analysis with examination of third-party valuation reports and critically evaluated management assumptions or forecasts.

Available-for-sale debt securities:

●	Challenged assumptions about recoverability, including expected cash flows under the instruments.

●	Analyzed the results of a report by a third-party valuation firm for information that would support or contradict the expected cash flows by security.

●	Critically evaluated other qualitative factors considered by management and external information available in developing the existence and extent of a credit loss.

Rosenberg Rich Baker Berman, P.A.

We have served as the Company's auditor since 2018.
Somerset, New Jersey
March 30, 2021

Creatd, Inc.

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019

Assets

Current Assets
Cash	$7,906,782	$11,637
Prepaid expenses	23,856	4,127
Accounts receivable, net	90,355	50,849
Note receivable – related party	-	11,450
Marketable securities	62,733	-
Total Current Assets	8,083,726	78,063

Property and equipment, net	56,258	42,363

Intangible assets	960,611	1,087,278

Goodwill	1,035,795	1,035,795

Deposits and other assets	191,836	16,836

Equity investments, at cost	217,096	-

Operating lease right of use asset	239,158	311,711

Total Assets	$10,784,480	$2,572,046

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$2,638,688	$1,763,222
Demand loan	-	225,000
Derivative liabilities	42,231	-
Convertible Notes - related party, net of debt discount	-	20,387
Convertible Notes, net of debt discount and issuance costs	897,516	2,896,425
Current portion of operating lease payable	79,816	105,763
Note payable - related party, net of debt discount	-	5,129,342
Note payable, net of debt discount and issuance costs	1,221,539	660,000
Unrecognized tax benefit	-	68,000
Deferred revenue	88,637	50,691
Warrant liability	-	10,000

Total Current Liabilities	4,968,427	10,928,830

Non-current Liabilities:
Note payable	213,037	-
Operating lease payable	157,820	201,944

Total Non-current Liabilities	370,857	201,944

Total Liabilities	5,339,284	11,130,774

Commitments and contingencies

Stockholders’ Equity (Deficit)
Series E Preferred stock, $0.001 par value, 7,738 and 0 shares issued and outstanding, respectively	8	-
Common stock par value $0.001: 100,000,000 shares authorized; 8,736,378 issued and 8,727,028 outstanding as of December 31, 2020 and 3,059,646 issued and 3,006,362 outstanding as of December 31, 2019	8,737	3,059
Additional paid in capital	77,505,013	36,391,819
Subscription receivable	(40,000)	-
Accumulated deficit	(71,928,922)	(44,580,437)
Accumulated other comprehensive income	(37,234)	(5,995)
Less: Treasury stock, 9,350 and 53,283 shares, respectively	(62,406)	(367,174)
	5,445,196	(8,558,728)

Total Liabilities and Stockholders’ Equity (Deficit)	$10,784,480	$2,572,046

The accompanying notes are an integral part of these consolidated financial statements.

Creatd, Inc.

Consolidated Statements of Comprehensive Loss

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019

Net revenue	$1,212,870	$453,006

Operating expenses
Research and development	257,431	1,131,180
General and administrative	17,238,774	6,538,804

Total operating expenses	17,496,205	7,669,984

Loss from operations	(16,283,335)	(7,216,978)

Other income (expenses)
Other income	512,071	292,387
Interest expense	(1,376,902)	(612,830)
Accretion of debt discount and issuance cost	(4,303,072)	(348,665)
Change in derivative liability	3,019,457	-
Impairment of note receivable	(11,450)	-
Impairment of debt security	(50,000)	-
Settlement of vendor liabilities	(126,087)	13,574
Loss on marketable securities	(7,453)	-
Loss on extinguishment of debt	(5,586,012)	(162,860)

Other expenses, net	(7,929,448)	(818,394)

Loss before income tax provision	(24,212,783)	(8,035,372)

Income tax provision	-	-

Net loss	$(24,212,783)	$(8,035,372)

Deemed dividends	3,135,702	-

Net loss attributable to common shareholders	(27,348,485)	(8,035,372)

Comprehensive loss

Net loss	(24,212,783)	(8,035,372)

Currency translation gain (loss)	(31,239)	(5,995)

Comprehensive loss	$(24,244,022)	$(8,041,367)

Per-share data
Basic and diluted loss per share	$(5.68)	$(2.93)

Weighted average number of common shares outstanding	4,812,153	2,741,137

The accompanying notes are an integral part of these consolidated financial statements.

Creatd, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the year Ended December 31, 2020 and 2019

	Series E Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Subscription	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income	Equity
Balance, December 31, 2018	-	$-	2,158,447	$2,158	9,222	$(52,341)	$34,104,644	$-	$(36,545,065)	$-	$(2,490,604)
Stock based compensation	-	-	41,742	42	-	-	437,064	-	-	-	437,106
Cash received for common stock and warrants	-	-	43,322	43	-	-	649,786	-	-	-	649,829
Tender offering	-	-	700,058	700	-	-	(700)	-	-	-	-
Stock issuance cost	-	-	-	-	-	-	(178,146)	-	-	-	(178,146)
Stock warrants issued with note payable	-	-	-	-	-	-	427,692	-	-	-	427,692
Purchase of treasury stock and warrants	-	-	-	-	44,061	(314,833)	(271,658)	-	-	-	(586,491)
Shares issued for acquisition	-	-	111,111	111	-	-	1,166,558	-	-	-	1,166,669
Inducement expense	-	-	-	-	-	-	-	-	-	-	-
BCF issued with note payable	-	-	-	-	-	-	4,444	-	-	-	4,444
Shares issued to settle vendor payable	-	-	4,966	5	-	-	52,135	-	-	-	52,140
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(5,995)	(5,995)
Net loss for the year ended December 31, 2019	-	-	-	-	-	-	-	-	(8,035,372)	-	(8,035,372)
Balance, December 31, 2019	-	-	3,059,646	3,059	53,283	(367,174)	36,391,819	-	(44,580,437)	(5,995)	(8,558,728)
Shares issued with notes payable	-	-	59,774	60	-	-	243,685	-	-	-	243,745
Stock based compensation	-	-	169,800	170	-	-	5,743,970	-	-	-	5,744,140
Shares issued to settle vendor liabilities	-	-	23,565	24	-	-	235,607	-	-	-	235,631
Conversion of warrants to stock	-	-	7,239	7	-	-	(4,236)	-	-	-	(4,229)
Conversion of options to stock	-	-	229,491	229	-	-	1,116,802	-	-	-	1,117,031
Stock warrants issued with note payable	-	-	-	-	-	-	1,078,501	-	-	-	1,078,501
Cancellation of Treasury stock	-	-	(50,650)	(51)	(50,650)	374,184	(374,134)	-	-	-	-
Purchase of treasury stock	-	-	-	-	3,024	(69,416)	-	-	-	-	(69,416)
Recognition of intrinsic value of beneficial conversion features – convertible notes	-	-	-	-	-	-	3,099,837	-	-	-	3,099,837
Cash received for common stock and warrants	-	-	1,725,000	1,725	-	-	7,028,355	-	-	-	7,030,080
Cash received for preferred series E and warrants	7,738	8					6,710,417	(40,000)	-	-	6,670,425
Common stock and warrants issued upon conversion of notes payable	-	-	768,225	769	-	-	3,182,898	-	-	-	3,183,667
Common stock and warrants issued upon extinguishment of notes payable	-	-	2,744,288	2,744	-	-	9,915,790	-	-	-	9,918,534
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(31,239)	(31,239)
Dividends	-	-	-	-	-	-	3,135,702	-	(3,135,702)	-	-
Net loss for the year ended December 31, 2020	-	-	-	-	-	-	-	-	(24,212,783)	-	(24,212,783)
Balance, December 31, 2020	7,738	$8	8,736,378	$8,737	5,657	$(62,406)	$77,505,013	$(40,000)	$(71,928,922)	$(37,234)	$5,445,196

The accompanying notes are an integral part of these consolidated financial statements.

Creatd, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,162,783)	$(8,035,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157,760	57,492
Impairment of note receivable	11,450	-
Accretion of debt discount and issuance cost	4,303,072	348,665
Share-based compensation	6,861,163	437,106
Bad debt expense	53,692	33,503
Change in fair value of derivative liabilities	(3,019,457)	-
Loss on settlement of vendor liabilities	126,087	(13,574)
Loss on marketable securities	7,453	-
Loss on extinguishment of debt	5,586,012	162,860
Non-cash lease expense	72,553	60,764
Changes in operating assets and liabilities:
Prepaid expenses	(19,729)	(3,458)
Accounts receivable	(93,198)	(54,174)
Deposits and other assets	(4,829)	-
Deferred revenue	37,946	41,686
Accounts payable and accrued expenses	2,880,392	985,715
Unrecognized tax benefit	(68,000)	68,000
Warrant liability	-	10,000
Operating lease liability	(70,071)	(56,240)
Net Cash Used In Operating Activities	(7,340,487)	(5,957,027)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	-	(11,450)
Cash paid for property and equipment	(44,988)	(27,887)
Cash paid for marketable securities	(248,272)	-
Sale of marketable securities	36,048	-
Deposits	(175,000)	-
Cash paid for equity investments in businesses	(115,000)	-
Cash consideration for acquisition	-	(340,000)
Net cash received in business combination	-	16,049
Net Cash Used In Investing Activities	(547,212)	(363,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	-	(33,573)
Net proceeds from issuance of notes	1,501,661	-
Repayment of notes	(492,665)	(50,000)
Proceeds from issuance of demand loan	440,000	250,000
Repayment of demand Loan	(90,000)	(25,000)
Proceeds from issuance of convertible note	3,650,835	2,472,525
Repayment of convertible notes	(1,658,001)	-
Proceeds from issuance of convertible notes - related party	50,000	-
Proceeds from issuance of note payable - related party	152,989	4,186,500
Repayment of note payable - related party	(983,752)	(501,500)
Proceeds from issuance of common stock and warrants	6,662,015	684,829
Net cash received for preferred series E and warrants	6,670,417	-
Cash paid for debt issuance costs	-	(35,000)
Cash paid for stock issuance costs	-	(35,000)
Purchase of treasury stock and warrants	(89,416)	(575,834)
Net Cash Provided By Financing Activities	15,814,083	6,337,947

Effect of exchange rate changes on cash	(31,239)	(5,995)

Net Change in Cash	7,895,145	11,637

Cash - Beginning of Year	11,637	-

Cash - End of period	$7,906,782	$11,637

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$178,461	$55,987

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of vendor liabilities	$475,220	$32,500
Conversion of marketable debt securities into equity securities	$102,096	$-
Deferred offering costs	$-	$143,146
Beneficial conversion feature on convertible notes	$3,099,837	$4,444
Warrants issued with debt	$1,078,500	$427,692
Shares issued with debt	$243,741	$-
Issuance of common stock for prepaid services	$585,000	$-
Cancellation of Treasury stock	$374,184	$-
Operating Lease liability	$-	$349,997
Conversion of note payable and interest into convertible notes	$385,000	$-
Conversion of Demand loan into notes payable	$200,000	$-
Common stock and warrants issued upon conversion of notes payable	$11,217,362	$-
Promissory Note issued for acquisition	$-	$660,000
Shares issued for acquisition	$-	$1,166,669
Conversion of note payable and interest into convertible notes	$385,000	$-
Conversion of note payable- related party and interest into convertible notes- related party	$-	$4,119
Conversion of accounts payable and interest into convertible notes	$-	$318,678
Conversion of interest into note payable - related party	$-	$128,992
Leasehold improvements reclassified to right-of-use asset	$-	$22,478

The accompanying notes are an integral part of these consolidated financial statements.

Creatd, Inc.

December 31, 2020 and 2019

Notes to the Consolidated Financial Statements

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

Use of Estimates and Critical Accounting Estimates and Assumptions

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

Principles of consolidation

The Company consolidates all majority-owned subsidiaries, if any, in which the parent’s power to control exists.

As of December 31, 2020, the Company’s consolidated subsidiaries and/or entities are as follows:

Name of combined affiliate	State or other jurisdiction of incorporation or organization	Company Ownership Interest

Jerrick Ventures LLC	Delaware	100%
Abacus Tech Pty Ltd	Australia	100%
Seller’s Choice, LLC	New Jersey	100%
Jerrick Global, LLC	Delaware	100%
Jerrick Investment Advisors LLC	Delaware	100%
Jerrick Partners LLC	Delaware	100%
Maven Tech LLC	Delaware	100%
OG Collection LLC	Delaware	100%
VMENA LLC	Delaware	100%
Vocal For Brands, LLC	Delaware	100%
Vocal Ventures LLC	Delaware	100%
What to Buy, LLC	Delaware	100%

All inter-company balances and transactions have been eliminated.

Fair Value of Financial Instruments

The fair value measurement disclosures are grouped into three levels based on valuation factors:

●	Level 1 – quoted prices in active markets for identical investments

●	Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)

●	Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

The Company’s Level 1 assets/liabilities include cash, accounts receivable, marketable trading securities, accounts payable, prepaid and other current assets, line of credit and due to related parties. Management believes the estimated fair value of these accounts at December 31, 2020 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

The Company’s Level 2 assets/liabilities include certain of the Company’s notes payable and capital lease obligations. Their carrying value approximates their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

The Company’s Level 3 assets/liabilities include goodwill, intangible assets, marketable debt securities, equity investments at cost, and derivative liabilities, when they are recorded at fair value due to an impairment charge. Inputs to determine fair value are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.

The following table provides a summary of the relevant assets and liabilities that are measured at fair value on recurring basis:

Fair Value Measurements as of

December 31, 2020

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities - debt securities	$62,733	$-	$-	$62,733
Marketable securities - equity securities	-	-	-	-
Goodwill	1,035,795	-	-	1,035,795
Total assets	$1,098,528	$-	$-	$1,098,528

Liabilities:
Derivative liabilities	$42,231	$-	$-	$42,231
Total Liabilities	42,231	$-	$-	$42,231

The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on recurring basis as of December 31, 2020:

	Fair Value	Valuation Methodology	Unobservable Inputs

Marketable securities - debt securities	$62,733	Discounted cash flow analysis	Expected cash flows from the investment

Goodwill	$1,035,795	Qualitative assessment per ASC 350-20-35	Discounted cash flow models
			Qualitative

Derivative liabilities	$42,231	Monte Carlo simulations	Risk free rate
			Expected volatility
			Drift rate

The following table provides a summary of the relevant assets that are measured at fair value on non-recurring basis:

Fair Value Measurements as of

December 31, 2020

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity investments, at cost	$217,096	$-	$-	$217,096
Intangible assets	960,611	-	-	960,611
Total assets	$1,177,707	$-	$-	$1,177,707

The following table shows the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on non-recurring basis as of December 31, 2020:

	Fair Value	Valuation Methodology	Unobservable Inputs

Equity investments, at cost	$217,096	Qualitative assessment per ASC 321-10-35	Qualitative factors

Intangible assets	$960,611	Lesser of cost or fair value	Discounted cash flow models Qualitative factors such as the value of customer attrition estimates, trade names and trademarks

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

Marketable debt securities as of December 31, 2020 are as follows:

	Fair Value Hierarchy	Cost	Unrealized Gains (Loss)	Fair Value
Marketable securities - debt securities	3	$62,733	$-	$62,733

The change in net unrealized holding gain (loss) on debt securities available for sale that has been included in Accumulated Other Comprehensive Income as a separate component of Stockholder’s Equity for the year ended December 31, 2020 and 2019 was $0 and $0, respectively.

The Company recognizes impairment on loans or notes receivable (that do not meet the definition of a debt security) when it is probable that it will be unable to collect all amounts due according to the contractual terms, and the amount of loss can be estimated. The loss is estimated based on the present value of expected cash flows. The Company recognized a $50,000 credit loss on debt marketable securities.

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of December 31, 2020 are $0.

The change in net realized depreciation on equity trading securities that has been included in other expenses for the year ended December 31, 2020 and 2019 was $(7,453) and $0, respectively.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has never experienced any losses related to these balances. As of December 31, 2020, and 2019, cash amounts in excess of $250,000 were not fully insured. The uninsured cash balance as of December 31, 2020 was approximately $7.7 million. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

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

Long-lived Assets Including Goodwill and Other Acquired Intangibles Assets

We evaluate the recoverability of property and equipment and acquired finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any significant impairment charges during the year ended December 31, 2020.

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

During the year ended December 31, 2020 the Company completed its annual impairment test of goodwill. The Company performed the qualitative assessment as permitted by ASC 350-20 and determined that the fair value of the reporting unit was more likely than not equal or greater than the carrying value, including Goodwill. Based on completion of this annual impairment test, no impairment was indicated.

Investments

Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity.

The Company accounts for its investments in available-for-sale debt securities, in accordance with sub-topic 320-10 of the FASB ASC (“Sub-Topic 320-10”). Accrued interest on these securities is included in fair value and amortized cost.

Pursuant to Paragraph 320-10-35, investments in debt securities that are classified as available for sale shall be measured subsequently at fair value in the statement of financial position. Unrealized holding gains and losses for available-for-sale securities (including those classified as current assets) shall be excluded from earnings and reported in other comprehensive income until realized.

The Company follows FASB ASC 320-10-35 to assess whether an investment in debt securities is impaired in each reporting period. An investment in debt securities is impaired if the fair value of the investment is less than its amortized cost. If the Company intends to sell the debt security (that is, it has decided to sell the security), an other-than-temporary impairment shall be considered to have occurred. If the Company more likely than not will be required to sell the security before recovery of its amortized cost basis or it otherwise does not expect to recover the entire amortized cost basis of the security, an other-than-temporary impairment shall be considered to have occurred. The Company considers the expected cash flows from the investment based on reasonable and supportable forecasts as well as several other factors to estimate whether a credit loss exists. If the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.

The following table sets forth a summary of the changes in marketable securities - available-for-sale debt securities that are measured at fair value on a recurring basis:

For the year ended December 31, 2020
Total
Beginning of period	$-
Purchase of marketable securities	210,000
Interest due at maturity	4,829
Other than temporary impairment	(50,000)
Conversion of marketable securities	(102,096)
December 31, 2020	$62,733

The following table sets forth a summary of the changes in marketable securities – trading equity securities that are measured at fair value on a recurring basis:

For the year ended December 31, 2020
Total
Beginning of period	$-
Purchase of marketable securities	38,272
Loss on trading securities	(7,453)
Sale of marketable securities	(30,819)
December 31, 2020	$-

We invest in debt and equity securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of December 31, 2020, all of our investments had maturities between one and three years. The marketable security investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. On October 2, 2020, the Company converted $102,096 of a marketable debt security into 1.3% equity investment. The Company recognized an allowance for a credit loss on debt marketable securities.

The following table sets forth a summary of the changes in equity investments, at cost that are measured at fair value on a non-recurring basis:

For the year ended December 31, 2020
Total
Beginning of period	$-
Purchase of equity investments	115,000
Conversion of marketable securities	102,096
December 31, 2020	$217,096

The Company has elected to measure its equity securities without a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. An election to measure an equity security in accordance with this paragraph shall be made for each investment separately.

The Company performed a qualitative assessment considering impairment indicators to evaluate whether these investments were impaired. Impairment indicators that the Company considered included the following: a) a significant deterioration in the earnings performance, credit rating, asset quality or business prospects of the investee; b) a significant adverse change in the regulatory, economic or technology environment of the investee; c) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates; d) a bona fide offer to purchase or an offer by the investee to sell the investment; e) factors that raise significant concerns about the investee’s ability to continue as a going concern.

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

The Company utilizes an Geometric Brownian Motion (“GBM”) model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The inputs utilized in the application of the GBM model included a starting stock price, an expected term of each debenture remaining from the valuation date to maturity, an estimated volatility, and a risk-free rate. The Company records the change in the fair value of the derivative as other income or expense in the consolidated statements of operations.

Revenue Recognition

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price. The transaction price for any given subscriber could decrease based on any payments made to that subscriber. A subscriber may be eligible for payment through one or more of the monetization features offered to Vocal creators, including earnings through reads (on a cost per mille basis) and cash prizes offered to Challenge winners;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, we satisfy a performance obligation.

Revenue disaggregated by revenue source for the year ended December 31, 2020 and 2019 consists of the following:

	Year Ended
	December 31,
	2020	2019
Managed Services	$747,174	$283,332
Branded content	353,025	107,335
Creator Subscriptions	70,623	31,997
Affiliate sales	33,748	15,300
Other revenue	8,300	15,042
	$1,212,870	$453,0066

Managed Services

The Company provides Studio/Agency Service offerings to business-to-business (B2B) and business-to-consumer (B2C) product and service brands which encompasses a full range of digital marketing and e-commerce solutions. The Company’s services include the setup and ongoing management of clients’ websites, Amazon and Shopify storefronts and listings, social media pages, search engine marketing, and other various tools and sales channels utilized by e-commerce sellers for sales and growth optimization. Contracts are broken into three categories Partners, Monthly Services, and Projects. Contract amounts for Partner and Monthly Services clients range from approximately $500-$7,500 per month while Project amounts vary depending on the scope of work. Partner and Monthly clients are billed monthly for the work completed within that month. Partner Clients may or may not have an additional billing component referred to as Sales Performance Fee, which is a fee based upon a previously agreed upon percentage point of the client’s total sales for the month. Some Partners may also have projects within their contracts that get billed and recognized as agreed upon project milestones are achieved. Revenue is recognized over time as service obligations and milestones in the contract are met.

Branded Content

Branded content represents the revenue recognized from the Company’s obligation to create and publish branded articles for clients on the Vocal platform and promote said stories, tracking engagement for the client. The performance obligation is satisfied when the Company successfully publishes the articles on its platform and meets any required promotional milestones as per the contract. The revenue is recognized over time as the services are performed and any required milestones are met.

Below are the significant components of a typical agreement pertaining to branded content revenue:

●	The Company collects fixed fees ranging from $10,000 to $110,000.

●	The articles are created and published within three months of the signed agreement, or as previously negotiated with the client.

●	The articles are promoted per the contract and engagement reports are provided to the client.

●	Most billing for contracts occurs 50% at signing and 50% upon completion of the services, with net payment terms varying per client.

●	Most contracts include provisions for clients to acquire content rights at the end of the campaign for a flat fee.

Creator Subscriptions

Vocal+ is a premium subscription offering for Vocal creators.  In addition to joining for free, Vocal creators now have the option to sign up for a Vocal+ membership for either $9.99 monthly or $99 annually, though these amounts are occasionally subject to promotional discounts. Vocal+ subscribers receive access to value-added features such as increased rate of cost per mille (thousand) (“CPM”) monetization, a decreased minimum withdrawal threshold, a discount on platform processing fees, member badges for their profiles, access to exclusive Vocal+ Challenges, and early access to new Vocal features. Subscription revenues stem from both monthly and annual subscriptions, the latter of which is amortized over a twelve-month period. Any customer payments received are recognized over the subscription period, with any payments received in advance being deferred until they are earned.

The transaction price for any given subscriber could decrease based on any payments made to that subscriber. A subscriber may be eligible for payment through one or more of the monetization features offered to Vocal creators, including earnings through reads (on a cost per mille basis) and cash prizes offered to Challenge winners. Estimates are utilized for payments made for earnings through reads, by establishing the lifetime a subscriber has had a Vocal account, determining the percentage of that lifetime that the subscriber has been a paying customer, and applying that percentage to payments for earnings through reads in the relevant reporting period.

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

Deferred Revenue

Deferred revenue consists of billings and payments from clients in advance of revenue recognition. As of December 31, 2020 and 2019, the Company had deferred revenue of $88,637 and $50,691, respectively.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried when the Company has performed the work in accordance with managed services, project, partner, consulting and branded content agreements. For example, we bill a managed service client monthly when we have updated their Amazon store, modified SEO or completed the other services listed in the agreement. For projects and branded content, we will bill the client and record the receivable once milestones are reached that are set in the agreement. We make estimates for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers. During the year ended December 31, 2020 the Company recorded $53,692 as a bad debt expense. As of December 31, 2020 and 2019, the Company has an allowance for doubtful accounts of $80,509 and $33,503, respectively.

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

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, our equity–based compensation could be materially different in the future. The Company issues awards of equity instruments, such as stock options and restricted stock units, to employees and certain non-employee directors. Compensation expense related to these awards is based on the fair value of the underlying stock on the award date and is amortized over the service period, defined as the vesting period, using the straight-line method. The vesting period is generally five years. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock units. Compensation expense is reduced for actual forfeitures as they occur.

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

During the year ended December 31, 2020 and 2019, we recognized a $507,242 and $292,383 respectively, benefit for research and development tax credits in other income on the Statements of Comprehensive Income (Loss). The tax credits were claimed on our previous Australian tax returns and were based upon a research and development costs paid to an Australian company.

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the year ended December 31, 2020 and 2019 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at December 31, 2020 and 2019:

	December 31,
	2020	2019
Options	541,021	911,500
Warrants	3,228,235	742,221
Convertible notes - related party	-	5,438
Convertible notes	-	724,751
Totals	3,769,256	2,383,910

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

In November 2019, the FASB issued ASU No. 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): The mandatory effective dates for Credit Losses in this Update (ASU 2019-10) are as follows: 1. Public business entities that meet the definition of an SEC filer, excluding entities eligible to be SRCs as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those 2. All other entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU 2019-10 had a material impact on the Company’s Consolidated Financial Statements because it deferred the adoption of ASU 2016-13.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The adoption of ASU 2016-16 did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). The updated guidance, which became effective for fiscal years beginning after December 15, 2019, did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements for fair value measurements. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance requires companies to apply the internal-use software guidance in ASC 350-40 to implementation costs incurred in a hosting arrangement that is a service contract to determine whether to capitalize certain implementation costs or expense them as incurred. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements.

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

As reflected in the consolidated financial statements, as of December 31, 2020, the Company had an accumulated deficit of $71.8 million, a net loss of $24.2 million and net cash used in operating activities of $7.3 million for the reporting period then ended. The Company is in default on debentures as of the date of this filing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Following the closing of the merger transaction the Company’s investment in Seller’s Choice consisted of the following:

	Shares	Amount
Consideration paid:
Cash paid		$340,000
Common stock issued at closing (1)	111,111	1,166,669
Note payable		660,000
Total consideration paid		$2,166,669

Total consideration		$2,166,669

(1)	The common stock issued at the closing of the Seller’s Choice Acquisition had a closing price of $10.50 per share on the date of the transaction.

The following presents the unaudited pro-forma combined results of operations of the Company with Seller’s Choice as if the entities were combined on January 1, 2019.

Year Ended
December 31, 2019
Revenues, net	$1,121,521
Net loss attributable to common shareholders	$(8,176,763)
Net loss per share	$(2.90)
Weighted average number of shares outstanding	2,818,365

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

Note 5 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	December 31, 2020	December 31, 2019
Computer Equipment	$284,928	$239,940
Furniture and Fixtures	86,888	86,888
Leasehold Improvements	-	-
	371,816	326,828
Less: Accumulated Depreciation	(315,558)	(284,465)
	$56,258	$42,363

During the year ended December 31, 2019 the Company reclassified leasehold improvements to right of use asset in accordance with the adoption of ASU 2016-02. See Note 10.

Depreciation expense was $31,094 and $19,053 for the year ended December 31, 2020 and 2019, respectively.

Note 6 - Equity investments, at cost

The Company has elected to measure its equity securities without a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. An election to measure an equity security in accordance with this paragraph shall be made for each investment separately.

The Company performed a qualitative assessment considering impairment indicators to evaluate whether these investments were impaired. Impairment indicators that the Company considered included the following: a) a significant deterioration in the earnings performance, credit rating, asset quality or business prospects of the investee; b) a significant adverse change in the regulatory, economic or technology environment of the investee; c) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates; d) a bona fide offer to purchase or an offer by the investee to sell the investment; e) factors that raise significant concerns about the investee’s ability to continue as a going concern.

On October 2, 2020, the Company converted $102,096 of its marketable debt security into 119,355 shares of preferred stock or a 1.3% equity investment in a private company.

On October 23, 2020, the Company entered into a membership interest purchase agreement whereas the Company purchased 3.8% ownership of a private company for $115,000.

Note 7 – Notes Payable

Notes payable as of December 31, 2020 and 2019 is as follows:

	Outstanding Principal as of
	December 31, 2020	December 31, 2019	Interest Rate	Maturity Date
Seller’s Choice Note	$660,000	$660,000	30%	September 2020
The First March 2020 Loan Agreement	-	-	25%	September 2020
The Second March 2020 Loan Agreement	-	-	19%	September 2021
The May 2020 PPP Loan Agreement	412,500	-	1%	April 2022
The April 2020 PPP Loan Agreement	282,432	-	1%	May 2022
The June 2020 Loan Agreement	-	-	15%	July 2020
The September 2020 Loan Agreement	-	-	12.5%	March 2021
The November 2020 Loan Agreement	23,716	-	14%	May 2021
	1,378,648	660,000
Less: Debt Discount	-	-
Less: Debt Issuance Costs	-	-
	1,378,648	660,000
Less: Current Debt	(1,185,611)	-
Total Long-Term Debt	$193,037	$-

As of December 31, 2020, if PPP loans payable are not forgiven, remaining scheduled principal payments due on notes payable are as follows:

Twelve months ended December 31,
2021	$1,185,611
2022	193,037
$1,378,648

Seller’s Choice Note

On September 11, 2019, the Company entered into Seller’s Choice Purchase Agreement with Home Revolution LLC (see Note 4). As a part of the consideration provided pursuant to the Seller’s Choice Acquisition, the Company issued the Seller’s Choice Note to the Seller in the principal amount of $660,000. The Seller’s Choice Note bears interest at a rate of 9.5% per annum and is payable on March 11, 2020 (the “Seller’s Choice Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts become due. Upon maturity the Company utilized an automatic extension up to 6 months. This resulted in a 5% increase in the interest rate every month the Seller’s Choice Note is outstanding. As of December 31, 2020 the Company is in default on the Seller’s Choice note.

During the year ended December 31, 2019 the Company repaid $0 in principal and $16,198 in interest on the Seller’s Choice Note.

During the year ended December 31, 2020 the Company accrued interest of $154,485 and paid $68,970 of interest.

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

During the year ended December 31, 2020, the Company repaid $11,000 in principal and $2,695 in interest.

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

During the year ended December 31, 2020, the Company repaid $17,000 in principal and $1,398 in interest.

The April 2020 PPP Loan Agreement

On April 30, 2020, the Company was granted a loan with a principal amount of $282,432 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The Loan, which was in the form of a Note dated April 30, 2020 matures on April 30, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing on October 30, 2020. The Note may be prepaid by the Company at any time prior to maturity without payment of any premium. Funds from the Loan may only be used to retain workers and maintain payroll or make mortgage payments, lease payments and utility payments.

During the year ended December 31, 2020, the Company accrued interest of $1,896.

The Company is in the process of returning the funds received from the Loan.

When the applications for PPP first opened up, there was limited available funding and much confusion surrounding the application process. The Company initially submitted its application for the May 2020 PPP Loan in early April but received no response in the aftermath of submitting the application. After consulting multiple advisors, the Company made the decision to apply elsewhere, due to the rampant media coverage of institutions running out of funding and the Company’s need for the capital and belief that if 2 separate loans were approved, the remaining application could simply be withdrawn.

Therefore, in late April, the company proceeded with applying for the April 2020 PPP Loan. After some conflicting communications regarding acceptance, the Company attempted to contact the lender to clarify but got no response. After continued attempts to follow up with both lenders, the Company received approval for the May 2020 PPP Loan and funding for the April 2020 PPP Loan on the same day, followed the next day by the funding of the May 2020 PPP Loan. The Company immediately separated the funds for the April 2020 PPP Loan into a separate reserved bank account with the intention of returning the funds. However, after several attempts to contact the lender with no response, the Company was faced with difficulty raising funds in the early-Covid economy and made the decision to utilize the funds for operations and pursue an installment repayment plan when they were able to reach the lender. As of the date of this filing, the Company has begun making repayments on the loan, absent a formal installment agreement due to difficulties reaching the lender. The Company intends to complete repayment before the end of 2021.

As each company is only permitted one loan under the CARES Act, there is a possibility the loan bay be called by the SBA and the Company would have to repay the loan in full at such time.

The May 2020 PPP Loan Agreement

On May 4, 2020, Jerrick Ventures, LLC (“Jerrick Ventures”), the Company’s wholly-owned subsidiary, was granted a loan from PNC Bank, N.A. with a principal amount of $412,500, pursuant to the Paycheck Protection Program (the “PPP”). The Loan, which was in the form of a Note dated May 4, 2020 matures on May 4, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing on November 4, 2020. The Note may be prepaid by Jerrick Ventures at any time prior to maturity without payment of any premium. Funds from the Loan may only be used to retain workers and maintain payroll or make mortgage payments, lease payments and utility payments. Jerrick Ventures intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

During the year ended December 31, 2020, the Company accrued interest of $2,724.

The Company plans to apply for forgiveness of this loan and has begun discussions with the lender regarding that process.

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

During the year ended December 31, 2020 the Company repaid A$510,649 in principal and A$14,814 in interest.

The September 2020 Loan Agreement

On September 1, 2020, the Company entered into a loan agreement (the “September 2020 Loan Agreement”) with a lender (the “September 2020 Lender”) whereby the September 2020 Lender issued the Company a promissory note of $25,000 (the “September 2020 Note”). Pursuant to the September 2020 Loan Agreement, the September 2020 Note has an effective interest rate of 12.5%. The maturity date of the September 2020 Note is March 1, 2021 (the “September 2020 Maturity Date”), at which time all outstanding principal, accrued and unpaid interest and other amounts due under the September 2020 Note are due.

During the year ended December 31, 2020, the Company repaid $25,000 in principal and $2,834 in interest.

The October 2020 Loan Agreement

On October 6, 2020, the Company entered into a secured loan agreement (the “October 2020 Loan Agreement”) with a lender (the “October 2020 Lender”), whereby the October 2020 Lender issued the Company a secured promissory note of A$74,300 AUD or $53,128 United States Dollars (the “October 2020 Note”). Pursuant to the October 2020 Loan Agreement, the October 2020 Note has an effective interest rate of 14%. The maturity date of the October 2020 Note is September 30, 2021 (the “October 2020 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the October 2020 Loan Agreement are due. The loan is secured by the Australian research & development credit.

During the year ended December 31, 2020 the Company accrued A$2,451 in interest.

The November 2020 Loan Agreement

On November 24, 2020, the Company entered into a loan agreement (the “November 2020 Loan Agreement”) with a lender (the “November 2020 Lender”) whereby the November 2020 Lender issued the Company a promissory note of $34,000 (the “November 2020 Note”). Pursuant to the November 2020 Loan Agreement, the November 2020 Note has an effective interest rate of 14%. The maturity date of the November 2020 Note is May 25, 2021 (the “November 2020 Maturity Date”), at which time all outstanding principal, accrued and unpaid interest and other amounts due under the November 2020 Note are due.

During the year ended December 31, 2020, the Company repaid $10,284 in principal.

Note 8 – Convertible Note Payable

Convertible notes payable as of December 31, 2020 and 2019 is as follows:

	Outstanding Principal as of						Warrants granted
	December 31, 2020	December 31, 2019	Interest Rate	Conversion Price		Maturity Date	Quantity	Exercise Price
The February 2018 Convertible Note Offering	$-	$75,000	15%	$12.00	(*)	January – February 2020	84,639	12.00
The March 2018 Convertible Note Offering	-	75,000	14%	12.00	(*)	March – April 2020	80,114	12.00
The February 2019 Convertible Note Offering	-	2,311,703	10%	15.00	(*)	February – March 2020	44,396	18.00
The November 2019 Convertible Note Offering	-	559,433	12%	13.50	(*)	May – June 2020	-	-
The First January 2020 convertible Loan Agreement	-	-	12%	$13.50	(*)	July – August 2020	-	-
The First February 2020 convertible Loan Agreement	-	-	10%	$12.00	(*)	August 2020	-	-
The Second February 2020 convertible Loan Agreement	-	-	12%	$13.50	(*)	February 2021	6,666	15.00
The Third February 2020 convertible Loan Agreement	-	-	12%	$13.50	(*)	February 2021	41,665	15.00
The April 2020 Convertible Note Offering	-	-	12%	$13.50	(*)	October 2020	-	-
The June 2020 Convertible Loan Agreement	-	-	12%	$-	(*)	June 2021	49,603	11.55
The First July 2020 convertible Loan Agreement	-	-	10%	$-	(*)	June 2021	-	-
The Second July 2020 convertible Loan Agreement	-	-	12%	$-	(*)	July 2021	6,667	12
The July 2020 Convertible Note Offering	-	-	10%	$12.75	(*)	January – March 2021	30,589	12.75
The August 2020 convertible Loan Agreement			10%	$-	(*)	August 2021	-	-
The September 2020 convertible Loan Agreement	341,880	-	12%	$-	(*)	September 2021	85,555	5
The October 2020 convertible Loan Agreement	169,400	-	6%	$-	(*)	October 2021	-	-
The First December 2020 convertible Loan Agreement	600,000	-	12%	$-	(*)	December 2021	-	-
The Second December 2020 convertible Loan Agreement	169,400	-	6%	$-	(*)	December 2021	-	-
	1,280,680	3,021,136
Less: Debt Discount	(309,637)	(124,096)
Less: Debt Issuance Costs	(73,527)	(614)
	897,516	2,896,425
Less: Current Debt	(897,516)	(2,896,425)
Total Long-Term Debt	$-	$-

(*)	As subject to adjustment as further outlined in the notes

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

During the year ended December 31, 2020 the Company repaid $75,000 in principal and $781 in interest, and the February 2018 Convertible Notes are no longer outstanding.

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

During the year ended December 31, 2020, the Company converted $50,000 of principal and $17,949 of unpaid interest into the September 2020 Equity Raise.

During the year ended December 31, 2020, the Company repaid $25,000 in principal and $9,364 in interest.

The February 2019 Convertible Note Offering

During the year ended December 31, 2019, the Company conducted an offering to accredited investors (the “February 2019 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “February 2019 Investors”) for aggregate gross proceeds of $1,993,025.

The February 2019 Convertible Note Offering consisted of (a) a 10% Convertible Promissory Note (each a “February 2019 Note” and together, the “February 2019 Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at the lesser of (i) a fixed conversion price equal to $15.00 per share or (ii) the price provided to investors in connection with (a) any private placement offerings or one or more registered public offerings by the Company under the Securities Act, pursuant to which the Company receives monies in the amount greater than $1,500,000 in exchange for securities of the Company between February 21, 2019 and the date on which the Company’s consummates a listing onto a national securities exchange, or (b) any private placement offerings or one or more registered public offerings by the Company under the Securities Act in connection with its listing onto a national securities exchange (a “Qualified Offering”), and (b) a four-year stock purchase warrant (each a “Warrant and together the “Warrants”) to purchase a quantity of shares of the Company’s common stock up to thirty-three percent (33%) of the number of shares of common stock into which the underlying Notes may be converted, at an exercise price of $18.00 per share (“Exercise Price”). During the year ended December 31, 2019 a total of 44,396 Warrants were issued in conjunction with The February 2019 Convertible Note Offering.

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

During the year ended December 31, 2020, the Company converted $1,963,567 of principal and $416,786 of unpaid interest into the September 2020 Equity Raise.

During the year ended December 31, 2020, the Company repaid $348,136 in principal and $0 in interest.

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

During the year ended December 31, 2020, the Company converted $559,433 of principal and $77,785 of unpaid interest into the September 2020 Equity Raise.

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

During the year ended December 31, 2020, the Company converted $87,473 of principal and $8,275 of unpaid interest into the September 2020 Equity Raise.

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

During the year ended December 31, 2020, the Company repaid $158,065 in principal and $0 in interest.

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

During the year ended December 31, 2020, the Company converted $125,000 of principal and $0 of unpaid interest into the September 2020 Equity Raise.

The Company recorded a Loss on extinguishment of debt of $136,115.

During the year ended December 31, 2020, the Company repaid $175,000 in principal and $0 in interest.

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

During the year ended December 31, 2020, the Company converted $1,500,000 of principal and $100,603 of unpaid interest into the September 2020 Equity Raise.

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

During the year ended December 31, 2020, the Company converted $350,010 of principal and $16,916 of unpaid interest into the September 2020 Equity Raise.

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

During the year ended December 31, 2020, the lender converted $59,200 of principal into the Second July 2020 Convertible Loan Agreement

During the year ended December 31, 2020, the Company repaid $490,800 in principal and $16,944 in interest.

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

During the year ended December 31, 2020 the Company repaid $68,000 in principal and $3,329 in interest.

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

During the year ended December 31, 2020 the Company repaid $250,000 in principal and $0 in interest.

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

During the year ended December 31, 2020, the Company converted $390,000 of principal and $3,436 of unpaid interest into the September 2020 Equity Raise.

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

During the year ended December 31, 2020 the Company repaid $68,000 in principal and $0 in interest.

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

The October 2020 Convertible Loan Agreement

On October 2, 2020, the Company entered into a loan agreement (the “October 2020 Loan Agreement”) with an individual (the “October 2020 Lender”), whereby the October 2020 Lender issued the Company a promissory note of $169,400 (the “October 2020 Note”). Pursuant to the October 2020 Loan Agreement, the October 2020 Note has interest of twelve percent (6%). The October 2020 Note matures on the first (12th) month anniversary of its issuance date.

Upon default the October 2020 Note is convertible into shares of the Company’s common stock, par value $0.001 per share (“Conversion Shares”) equal to 75% of average the lowest three trading prices of the Company’s common stock on the fifteen-trading day immediately preceding the date of the respective conversion.

The Company recorded a $19,400 debt discount relating to original issue discount associated with this note. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

The First December 2020 convertible Loan Agreement

On December 9, 2020, the Company entered into a loan agreement (the “First December 2020 Loan Agreement”) with an individual (the “First December 2020 Lender”), whereby the First December 2020 Lender issued the Company a promissory note of $600,000 (the “First December 2020 Note”). Pursuant to the First December 2020 Loan Agreement, the First December 2020 Note has interest of twelve percent (12%).  As additional consideration for entering in the First December 2020 convertible Loan Agreement, the Company issued 45,000 shares of the Company’s common stock. The First December 2020 Note matures on the first (12th) month anniversary of its issuance date.

Upon default the First December 2020 Note is convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) equal to the closing bid price of the Company’s common stock on the trading day immediately preceding the date of the respective conversion.

The Company recorded a $110,300 debt discount relating to original issue discount associated with this note. The Company recorded a $113,481 debt discount relating to 45,000 shares issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

The Second December 2020 Convertible Loan Agreement

On December 30, 2020, the Company entered into a loan agreement (the “Second December 2020 Loan Agreement”) with an individual (the “Second December 2020 Lender”), whereby the Second December 2020 Lender issued the Company a promissory note of $169,400 (the “Second December 2020 Note”). Pursuant to the Second December 2020 Loan Agreement, the Second December 2020 Note has interest of twelve percent (6%). The Second December 2020 Note matures on the first (12th) month anniversary of its issuance date.

Upon default the Second December 2020 Note is convertible into shares of the Company’s common stock, par value $0.001 per share (“Conversion Shares”) equal to 75% of average the lowest three trading prices of the Company’s common stock on the fifteen-trading day immediately preceding the date of the respective conversion.

The Company recorded a $18,900 debt discount relating to original issue discount associated with this note. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

Note 9 – Related Party

Note receivable

October 2019 Cacher Loan Agreement

On October 28, 2019, the Company entered into a loan agreement with Cacher Studios LLC (the “October 2019 Cacher Loan Agreement”) whereby Cacher Studios issued the Company a promissory note in the principal amount of $11,450 (the “October 2019 Cacher Note”). The October 2019 Cacher Note has a maturity date of October 28, 2020. Repayment is due from Cacher Studios LLC’s revenues, with 100% of net revenues due to the Company until $2,500 in principal has been repaid, and 50% of net revenues due to the Company thereafter. Cacher Studios LLC is owned and operated by Alexandra Frommer, daughter of Jeremy Frommer, the Company’s CEO. This investment is evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. The company recorded an impairment of $11,450.

Convertible notes

Convertible notes payable – related party as of December 31, 2020 and 2019 is as follows:

	Outstanding Principal as of				Warrants granted
	December 30, 2020	December 31, 2019	Interest Rate	Maturity Date	Quantity	Exercise Price
The March 2018 Convertible Note Offering	$-	$400	14%	April 2020	19,950	$12.00
The February 2019 Convertible Note Offering	-	20,000	10%	May 2020	440	18.00
The July 2020 Convertible Note Offering	-	-	10%	January 2020	3,922	12.75
	-	20,400
Less: Debt Discount	-	(13)
Less: Debt Issuance Costs	-	-
	-	20,387
Less: Current Debt	-	(20,387)
Total Long-Term Debt	$-	$-

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

During the year ended December 31, 2020 the lender forgave $400 of principal and $70 of unpaid interest. This was recorded as a gain on settlement of debt on the Consolidated Statements of Comprehensive Income (Loss).

The February 2019 Convertible Note Offering

During the year ended December 31, 2019, the Company conducted an offering to accredited investors (the “February 2019 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “February 2019 Investors”) for aggregate gross proceeds of $20,000.

The February 2019 Convertible Note Offering consisted of (a) a 10% Convertible Promissory Note (each a “February 2019 Note” and together, the “February 2019 Notes”), convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) at the lesser of (i) a fixed conversion price equal to $15.00 per share or (ii) the price provided to investors in connection with (a) any private placement offerings or one or more registered public offerings by the Company under the Securities Act, pursuant to which the Company receives monies in the amount greater than $1,500,000 in exchange for securities of the Company between February 21, 2019 and the date on which the Company’s consummates a listing onto a national securities exchange, or (b) any private placement offerings or one or more registered public offerings by the Company under the Securities Act in connection with its listing onto a national securities exchange (a “Qualified Offering”), and (b) a four-year stock purchase warrant (each a “Warrant and together the “Warrants”) to purchase a quantity of shares of the Company’s common stock up to thirty-three percent (33%) of the number of shares of common stock into which the underlying Notes may be converted, at an exercise price of $18.00 per share (“Exercise Price”). During the year ended December 31, 2019 a total of 440 Warrants were issued in conjunction with The February 2019 Convertible Note Offering.

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

During the year ended December 31, 2019, $20,000 of principal was converted from a promissory note into this offering.

During the year ended December 31, 2020, the Company converted $20,000 of principal and $3,065 of unpaid interest into the September 2020 Equity Raise.

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

During the year ended December 31, 2020, the Company converted $50,000 of principal and $630 of unpaid interest into the September 2020 Equity Raise.

Notes payable

Notes payable – related party as of December 31, 2020 and 2019 is as follows:

	Outstanding Principal as of				Warrants granted
	December 31, 2020	December 31, 2019	Interest Rate	Maturity Date	Quantity	Exercise Price
The June 2018 Frommer Loan Agreement	$-	$10,000	6%	August 17, 2018	500	$12.00
The July 2018 Schiller Loan Agreements	-	20,863	6%	August 17, 2018	2,500	12.00
The June 2019 Loan Agreement	-	4,825,000	12.5%	December 3, 2019	-	-
The December 2019 Gravitas Loan Agreement	-	300,000	6.7%	March 1, 2020	-	-
The First January 2020 Loan Agreement	-	-	6%	January 2020	-	-
The Second January 2020 Loan Agreement	-	-	5%	January 2020	50	18.00
The Third January 2020 Loan Agreement	-	-	10%	January 2020	75	18.00
The Fourth January 2020 Loan Agreement	-	-	7%	February 2020	-	-
The January 2020 Rosen Loan Agreement	-	-	-	February 2020	-	-
The February 2020 Banner Loan Agreement	-	-	-	February 2020	49	18.00
The February 2020 Frommer Loan Agreement	-	-	-	February 2020	15	18.00
The February 2020 Loan Agreement	-	-	5%	March 2020	75	18.00
The July 2020 Loan Agreement	-	-	5%	August 2020	25	18.00
The September 2020 Goldberg Loan Agreement	16,705	-	7%	September 2022	-	-
The September 2020 Rosen Loan Agreement	3,295	-	7%	September 2022	-	-
	20,000	5,155,863
Less: Debt Discount	(17,068)	-
Less: Debt Issuance Costs	-	(26,521)
	2,932	5,129,342
Less: Current Debt	(2,932)	(5,129,342)
	$-	$-

The June 2018 Frommer Loan Agreement

On June 29, 2018, the Company entered into a loan agreement (the “June 2018 Frommer Loan Agreement”) with Jeremy Frommer, an officer and director of the Company, whereby the Company issued Frommer a promissory note in the principal amount of $10,000 (the “June 2018 Frommer Note”). As additional consideration for entering in the June 2018 Frommer Note Loan Agreement, the Company issued Frommer a four-year warrant to purchase 500 shares of the Company’s common stock at a purchase price of $12.00 per share. Pursuant to the June 2018 Frommer Loan Agreement, the June 2018 Frommer Note bears interest at a rate of 6% per annum and payable on the maturity date of August 17, 2018 (the “June 2018 Frommer Maturity Date”). On November 8, 2018, the Company executed upon an agreement that extended the maturity date of the June 2018 Frommer Agreement to March 7, 2019. As part of the extension agreement, the Company issued Frommer an additional 681 warrants to purchase common stock of the Company at an exercise price of $18.00. These warrants had a fair value of $4,645 which was recorded to loss on extinguishment of debt. On February 18, 2019 the Company executed upon an agreement that further extended the maturity date of the June 2018 Frommer Agreement to March 30, 2019. As part of the extension agreement, the Company issued Frommer an additional 692 warrants to purchase common stock of the Company at an exercise price of $18.00. On March 29, 2019, the Company entered into an agreement with Mr. Frommer that further extended the maturity date of this loan to May 15, 2019. On June 29, 2019 the Company entered into an agreement with Mr. Frommer that further extended the maturity date of this loan to December 15, 2019. On December 15, 2019 the Company entered into an agreement with Mr. Frommer that further extended the maturity date to May 15, 2020.

During the year ended December 31, 2020, the Company converted $10,000 of principal and $2,748 of unpaid interest into the September 2020 Equity Raise and the June 2018 Frommer Note is no longer outstanding.

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

During the year ended December 31, 2019 $4,137 in principal was converted into the February 2019 Convertible Note Offering.

During the year ended December 31, 2020 the Company repaid $20,863 in principal and $3,216 in interest.

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

During year ended December 31, 2020, the Company converted $4,325,000 of principal and $752,346 of unpaid interest into the September 2020 Equity Raise.

During the year ended December 31, 2020 the Company repaid $500,000 in principal and $0 in interest.

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

During the year ended December 31, 2020 the Company repaid $300,000 in principal and $50,000 in accrued interest.

The First January 2020 Loan Agreement

On January 3, 2020, the Company entered into a loan agreement (the “First January 2020 Loan Agreement”) with an individual (the “First January 2020 Lender”) whereby the First January 2020 Lender issued the Company a promissory note of $250,000 (the “First January 2020 Note”). Pursuant to the First January 2020 Loan Agreement, the First January 2020 Note has an effective interest rate of 6%. As additional consideration for entering in the First January 2020 Loan Agreement, the Company issued the First January 2020 Lender 1,333 shares of the Company’s common stock. The maturity date of the First January 2020 Note was January 15, 2020 (the “First January 2020 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the First January 2020 Note were due.  The Company recorded a $16,000 debt discount relating to the 1,333 shares issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost.

During the year ended December 31, 2020, the Company converted $250,000 in principal to the Third February 2020 Note (as defined in Note 8).

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

During the year ended December 31, 2020, the Company repaid $10,000 in principal and $500 in interest.

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

During the year ended December 31, 2020, the Company repaid $15,000 in principal and $1,500 in interest.

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

During the year ended December 31, 2020, the Company converted $135,000 in principal to the Second February 2020 Note (as defined below).

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

During the year ended December 31, 2020 the Company repaid $150,000 in principal and $15,273 in interest.

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

During the year ended December 31, 2020 the Company repaid $9,900 in principal and $495 in interest.

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

During the year ended December 31, 2020 the Company repaid $2,989 in principal and $160 in interest.

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

During the year ended December 31, 2020, the Company repaid $15,000 in principal and $750 in interest.

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

During the year ended December 31, 2020, the Company repaid $5,000 in principal and $250 in interest.

The September 2020 Goldberg Loan Agreement

On September 15, 2020, the Company entered into a loan agreement (the “September 2020 Goldberg Loan Agreement”) with Goldberg whereby the Company issued a promissory note of $16,705 (the “September 2020 Goldberg Note”). Pursuant to the September 2020 Goldberg Loan Agreement, the September 2020 Goldberg Note has an interest rate of 7%. The maturity date of the September 2020 Goldberg Note is September 15, 2022 (the “September 2020 Goldberg Maturity Date”), at which time all outstanding principal, accrued and unpaid interest and other amounts due under note are due. The September 2020 Goldberg Loan is secured by the tangible and intangible property of the Company.

Since the September 2020 Goldberg Note has a make-whole provision if the shares of the Company’s common stock issued to the lender in accordance with the Lender’s Exchange Agreement (see note 11) have a value equal to or less than $7,737,594 determined by using the lowest VWAP of the last 30 days prior to September 14, 2021. The principal amount of the September 2020 Goldberg Note shall increase by 200% of the difference the initial consideration and the September 14, 2021 value. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The make-whole feature of gave rise to a derivative liability of $2,557,275, of which $2,540,570 was recorded as a loss on extinguishment of debt and $16,705 as a debt discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the year ended December 31, 2020 the Company accrued interest of $347.

The September 2020 Rosen Loan Agreement

On September 15, 2020, the Company entered into a loan agreement (the “September 2020 Rosen Loan Agreement”) with Rosen whereby the Company issued a promissory note of $3,295 (the “September 2020 Rosen Note”). Pursuant to the September 2020 Rosen Loan Agreement, the September 2020 Rosen Note has an interest rate of 7%. The maturity date of the September 2020 Rosen Note is September 15, 2022 (the “September 2020 Rosen Maturity Date”), at which time all outstanding principal, accrued and unpaid interest and other amounts due under the note are due. The September 2020 Rosen Loan is secured by the tangible and intangible property of the Company.

Since the September 2020 Rosen Note has a make-whole provision if the shares of the Company’s common stock issued to the lender in accordance with the Lender’s Exchange Agreement (see note 11) have a value equal to or less than $554,924 determined by using the lowest VWAP of the last 30 days prior to September 14, 2021. The principal amount of the September 2020 Rosen Note shall increase by 200% of the difference the initial consideration and the September 14, 2021 value. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The make-whole feature of gave rise to a derivative liability of $504,413, of which $501,118 was recorded as a loss on extinguishment of debt and $3,295 as a debt discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the year ended December 31, 2020 the Company accrued interest of $67.

Demand loan

On June 13, 2019, Mark Standish, who was subsequently named Chairman of the Board, made non-interest bearing loans of $100,000 to the Company in the form of cash. The loan is due on demand and unsecured. During the year ended December 31, 2019 the Company repaid $25,000 of principal.

During the year ended December 31, 2020 the Company repaid $75,000 of principal.

On December 17, 2019, Standish made non-interest bearing loans of $150,000 to the Company in the form of cash. The loan is due on demand and unsecured.

During the year ended December 31, 2020 the Company repaid $150,000 of principal.

On March 27, 2020, a lender made non-interest bearing loans of $100,000 to the Company in the form of cash. The loan is due on demand and unsecured.

During the year ended December 31, 2020, the Company converted $100,000 of principal and $6,707 of unpaid interest into the September 2020 Equity Raise.

On April 9, 2020, a lender made non-interest bearing loans of $50,000 to the Company in the form of cash. The loan is due on demand and unsecured.

During the year ended December 31, 2020, the Company converted $50,000 of principal into the September 2020 Equity Raise.

On April 21, 2020, a lender made non-interest bearing loans of $100,000 to the Company in the form of cash. The loan is due on demand and unsecured.

During the year ended December 31, 2020, the Company converted $100,000 of principal and $6,707 of unpaid interest into the September 2020 Equity Raise.

On July 6, 2020, a lender made non-interest bearing loans of $100,000 to the Company in the form of cash. The loan is due on demand and unsecured.

During the year ended December 31, the Company converted $100,000 of principal and $6,707 of unpaid interest into the September 2020 Equity Raise.

On August 10, 2020, a lender made non-interest bearing loans of $40,000 to the Company in the form of cash. The loan is due on demand and unsecured.

During the year ended December 31, 2020 the Company repaid $40,000 of principal.

On September 9, 2020, a lender made non-interest bearing loans of $50,000 to the Company in the form of cash. The loan is due on demand and unsecured.

During the year ended December 31, 2020 the Company repaid $50,000 of principal.

Officer compensation

During the year ended December 31, 2020 the Company paid $57,455 for living expenses for officers of the Company.

Note 10 – Derivative Liabilities

The Company has identified derivative instruments arising from a make-whole feature in the Company’s notes payable at December 31, 2020. For the terms of the make-whole features see the September 2020 Rosen Loan Agreement and the September 2020 Goldberg Loan Agreement in Note 9. The Company had no derivative assets measured at fair value on a recurring basis as of December 31, 2020.

The Company utilized a Geometric Brownian Motion (“GBM”) model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The inputs utilized in the application of the GBM model included a starting stock price, an expected term of each debenture remaining from the valuation date to maturity, an estimated volatility, and a risk-free rate.

Risk-free interest rate: The Company uses the risk-free interest rate of a U.S. Treasury Note adjusted to be on a continuous return basis to align with the GBM model.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

Volatility: The Company calculates the expected volatility based on the company’s historical stock prices with a look back period commensurate with the period to maturity.

Expected term: The Company’s remaining term is based on the remaining contractual maturity of the convertible notes.

The following are the changes in the derivative liabilities during the year ended December 31, 2020.

	Year Ended December 31, 2020
	Level 1	Level 2	Level 3
Derivative liabilities as January 1, 2020	$-	$-	$-
Addition	-	-	3,061,688
Conversion	-	-
Extinguishment Expense			-
Changes in fair value	-	-	(3,019,457)
Derivative liabilities as December 31, 2020	$-	$-	$42,231

Note 11 – Stockholders’ Deficit

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

Preferred Stock

Series E Convertible Preferred Stock

On December 29, 2020 the Company entered into securities purchase agreements with thirty-three accredited investors whereby the Investors have agreed to purchase from the Company an aggregate of 7,778 shares of the Company’s Series E Convertible Preferred Stock, par value $0.001 per share and 2,831,715 warrants to purchase shares of the Company’s common stock, par value $0.001 per share. The Series E Preferred Stock is convertible into a total of 1,887,810 shares of Common Stock. The combined purchase price of one Conversion Share and one and a half warrant was $4.12. The aggregate purchase price for the Series E Preferred Stock and warrants was $7,777,777.77. The Company has recorded $817,353 to stock issuance costs, which are part of Additional Paid-in Capital.

The warrants are exercisable for a term of five-years from the date of issuance, at an exercise price of $4.50 per share. The warrants provide for cashless exercise to the extent that there is no registration statement available for the underlying shares of Common Stock.

The placement agent for the transaction and received cash compensation equal to 10% of the aggregate purchase price and warrants to purchase 471,953 shares of the Company’s common stock, at an exercise price of $5.15 per share (the “PA Warrants”). The PA Warrants are exercisable for a term of five-years from the date of issuance.

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

On August 17, 2020, following board of directors approval, the Company filed a Certificate of Change to its Articles of Incorporation (the “Amendment”), with the Secretary of State of the State of Nevada to effectuate a one-for-twenty (1:3) reverse stock split (the “Reverse Stock Split”) of its common stock, par value $0.001 per share, without any change to its par value. The Amendment became effective on August 17, 2020. No fractional shares were issued in connection with the Reverse Stock Split as all fractional shares were “rounded up” to the next whole share.

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

On January 30, 2020, the Company issued 50,000 shares of its restricted common stock to consultants in exchange for three months of services at a fair value of $585,000. These shares were recorded as common stock issued for prepaid services and will be expensed over the life of the consulting contract to share based payments. During the year ended December 31, 2020 the Company recorded $585,000 to share based payments.

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

On March 13, 2020 the Company entered into an exchange agreement with a warrant holder. The company agreed to exchange 5,833 warrants for 5,000 shares of the company common stock. In connection with this agreement the company recorded a loss on conversion of warrants to stock of $5,772.

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

On August 31, 2020, the Company issued 1,866 shares of its restricted common stock to consultants in exchange for services at a fair value of $15,842.

On September 11, 2020 the Second February 2020 Lender converted $125,000 of the outstanding principal into 34,722 shares of the Company’s common stock.

On September 11, 2020 the February 2019 Convertible Note Lender converted $70,542 of the outstanding principal and $112,888 of the outstanding interest into 64,124 shares of the Company’s common stock.

On September 30, 2020, the Company issued 7,979 shares of its restricted common stock to consultants in exchange for services at a fair value of $21,304.

On December 14, 2020, the Company issued 10,417 shares of its restricted common stock to consultants in exchange for services at a fair value of $38,647.

On December 21, 2020, the Company issued 8,371 shares of its restricted common stock to employees in exchange for services at a fair value of $31,323.

During the year ended December 31, 2020 the Company cancelled 50,650 shares of treasury stock.

Lender’s Exchange Agreement

On September 15, 2020, the Company exchanged $7,325,000 of principal and $967,518 of accrued but unpaid interest of the Company’s debt obligations for $500,000 cash, 2,744,288 shares of Common Stock, and 331,456 warrants (the “Lender’s Exchange Agreement”). The Company also issued the lenders notes totaling $20,000. See note 9 for the September 2020 Goldberg Loan and the September 2020 Rosen Loan. The warrants have an exercise price equal to $4.50 per share, expiring five years from the date of issuance. Since the terms of the original debt were exchanged this was accounted for under extinguishment accounting. The Company determined this debt exchange was a debt extinguishment and the Company recognized a loss on debt extinguishment of $4,915,327, including the derivative liability value.

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

In connection with the September 2020 Equity Raise, the Company converted $3,183,667 of principal and accrued but unpaid interest of the Company’s debt obligations into 768,204 shares of Common Stock and $570,416 warrants. See Notes 7, 8, and 9. The warrants have an exercise price equal to $4.50 per share, expiring five years from the date of issuance. A down-round event was triggered in connection with the September 2020 Equity Raise, resulting in a contingent BCF that had a value of $3,051,810. As these notes were fully converted in the September 2020 Equity Raise, the discount was expensed to accretion of debt discount and issuance cost on the Consolidated Statements of Comprehensive Loss.

Stock Options

The Company applied fair value accounting for all share-based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for options granted during the year ended December 31, 2020 and 2019 are as follows:

	December 30, 2020	December 30, 2019
Exercise price	$8.55	$13.2 - 6.60
Expected dividends	0%	0%
Expected volatility	229.95%	102.76%
Risk free interest rate	0.25%	1.61%
Expected life of option	5.67 years	10 years

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – December 31, 2018 – outstanding	294,158	$25.2	3.27
Granted	9,667	9.66	10.01
Exercised	-	-	-
Cancelled/Modified	-	-	-
Balance – December 31, 2019 – outstanding	303,825	24.48	2.51
Balance – December 31, 2019 – exercisable	303,825	24.48	2.51

Balance – December 31, 2019 – outstanding	303,825	24.48	2.51
Granted	391,853	8.55	5.67
Exercised	-	-	-
Cancelled/Modified	(154,657)	25.17	-
Balance – December 31, 2020 – outstanding	541,021	12.75	4.29
Balance – December 31, 2020 – exercisable	149,168	$23.77	1.75

Option Outstanding			Option Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)
$12.75	541,021	4.29	23.77	149,168	1.75

During the year ended December 31, 2018 the Company granted options of 11,667 to consultants that has a fair value of $57,123. As of the date of this filing the company has not issued these options and they are recoded as an accrued liability on the Consolidated Balance Sheet.

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

On May 13, 2020 the Company entered into an exchange agreement with eight option holders. The company agreed to exchange 152,992 options previously issued under the 2015 Incentive Stock and Award Plan for 229,491 shares of the Company common stock. In connection with this agreement the Company recorded incremental compensation on the exchange of options to stock of $$1,117,031.

On July 23, 2020 the Company granted options to purchase 391,853 shares of the Company’s Common Stock to employees.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $4,092,013 and $446,123, for the year ended December 31, 2020 and 2019, respectively.

Warrants

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for warrants granted during the year ended December 31, 2020 are as follows:

	December 31, 2020	December 31, 2019
Exercise price	$4.50 - 18.00	$18.00
Expected dividends	0%	0%
Expected volatility	234.03% - 247%	78.5%-116.92%
Risk free interest rate	0.21% - 1.63%	1.32% - 2.75%
Expected life of warrant	5 years	4 – 5 years

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrant	Weighted Average Exercise Price
Balance – December 31, 2018 – outstanding	1,849,380	$16.20
Granted	154,607	17.67
Exercised	-	-
Cancelled/Modified	(1,756,584)	15.96
Balance – December 31, 2019 – outstanding	247,403	15.75
Balance – December 31, 2019 – exercisable	247,403	15.75

Balance – December 31, 2019 – outstanding	247,403	15.75
Granted	5,921,071	4.70
Exercised	-	-
Cancelled/Modified	(37,526)	13.31
Balance – December 31, 2020 – outstanding	6,130,948	4.96
Balance – December 31, 2020 – exercisable	3,228,235	$5.37

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.96	6,130,948	4.75	5.37	3,228,235	4.52

On October 6, 2020, the underwriters for the September 2020 Equity Raise partially exercised the over-allotment option and on October 8, 2020, purchased an additional 258,750 warrants, generating gross proceeds, before deducting underwriting discounts and commissions, of $2,588.

During the year ended December 31, 2020 a total of 214,080 warrants were issued with convertible notes (See Note 8 above). The warrants have a grant date fair value of $1,520,449 using a Black-Scholes option-pricing model and the above assumptions.

During the year ended December 31, 2020, a total of 289 warrants were issued with notes payable – related party (See Note 9 above). The warrants have a grant date fair value of $3,342 using a Black-Scholes option-pricing model and the above assumptions.

During the year ended December 31, 2020, a total of 3,922 warrants were issued with convertible notes payable – related party (See Note 9 above). The warrants have a grant date fair value of $37,927 using a Black-Scholes option-pricing model and the above assumptions.

During the year ended December 31, 2020, some of the Company’s warrants had a reset provision triggered that resulted in a lower exercise price. A deemed dividend of $18,421 was recorded to the Statements of Comprehensive Loss.

During the year ended December 31, 2019, a total of 44,397 warrants were issued with convertible notes (See Note 8 above). The warrants have a grant date fair value of $252,533 using a Black-Scholes option-pricing model and the above assumptions.

During the year ended December 31, 2019, a total of 42,968 warrants were issued with notes payable – related party (See Note 9 above). The warrants have a grant date fair value of $205,509 using a Black-Scholes option-pricing model and the above assumptions.

During the year ended December 31, 2019, a total of 440 warrants were issued with convertible notes payable – related party (See Note 9 above). The warrants have a grant date fair value of $2,465 using a Black-Scholes option-pricing model and the above assumptions.

During the year ended December 31, 2019, a total of 43,322 warrants were issued with the August 2018 Equity Raise (See above). The warrants have a grant date fair value of $334,985 using a Black-Scholes option-pricing model and the above assumptions.

During the year ended December 31, 2019, a total of 14,148 warrants were issued in exchange for services. The warrants have a grant date fair value of $122,777 using a Black-Scholes option-pricing model and the above assumptions.

Note 12 – Commitments and Contingencies

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the year ended December 31, 2020.

On March 26, 2020 and April 30, 2020, the Company received 2 separate loans pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act.

When the applications for PPP first opened up, there was limited available funding and much confusion surrounding the application process. The Company initially submitted its application for the May 2020 PPP Loan in early April but received no response in the aftermath of submitting the application. After consulting multiple advisors, the Company made the decision to apply elsewhere, due to the rampant media coverage of institutions running out of funding and the Company’s need for the capital and belief that if 2 separate loans were approved, the remaining application could simply be withdrawn.

Therefore, in late April, the company proceeded with applying for the April 2020 PPP Loan. After some conflicting communications regarding acceptance, the Company attempted to contact the lender to clarify but got no response. After continued attempts to follow up with both lenders, the Company received approval for the May 2020 PPP Loan and funding for the April 2020 PPP Loan on the same day, followed the next day by the funding of the May 2020 PPP Loan. The Company immediately separated the funds for the April 2020 PPP Loan into a separate reserved bank account with the intention of returning the funds. However, after several attempts to contact the lender with no response, the Company was faced with difficulty raising funds in the early-Covid economy and made the decision to utilize the funds for operations and pursue an installment repayment plan when they were able to reach the lender. As of the date of this filing, the Company has begun making repayments on the loan, absent a formal installment agreement due to difficulties reaching the lender. The Company intends to complete repayment before the end of 2021.

As each company is only permitted one loan under the CARES Act, there is a possibility the loan bay be called by the SBA and the Company would have to repay the loan in full at such time.

Litigation

On or about June 25, 2020, Home Revolution, LLC (“Home Revolution”) filed a lawsuit in the United States District Court for the District of New Jersey, Home Revolution, LLC, et al. v. Jerrick Media Holdings, Inc. et al., Case No. 2:20-cv-07775-JMV-MF. The Complaint alleges, among other things, that Creatd, Inc. breached the Membership Interest Purchase Agreement, as modified, and ancillary transaction documents in connection with the acquisition of Seller’s Choice, LLC, from Home Revolution in September 2019. The Complaint additionally alleges violation of the New Jersey Uniform Securities Law, violations of the Exchange Act and Rule 10b-5 thereunder, fraud, equitable accounting, breach of fiduciary duty, conversion and unjust enrichment. After filing the Complaint but prior to our Answer date, Home Revolution moved by order to show cause to have a receiver appointed by the Court to take over Creatd’s operations.

We submitted an opposition, and after oral arguments on August 13, 2020, the Court denied the receiver request in its entirety. We then filed a Motion to Dismiss on August 14, 2020 on a number of grounds, the most significant of which is that this is a simple (alleged) breach of Promissory Note case. Creatd is current on all payments under the Note, and because both parties are New Jersey entities a mere breach of contract and/or collection-based case is not appropriately venued in federal court.  Upon receipt of our Motion to Dismiss, Home Revolution submitted an Amended Complaint, presumably in an effort to cure the problems with the Complaint which we identified in the Motion to Dismiss.  Home Revolution has subsequently initiated a series of atypical procedures and, as a result, has (without following the Federal Rules of Civil Procedure) moved for both default and to submit yet another newly Amended Complaint (the one precludes the other and vice versa).

After we submitted a motion to clear up the above, the Court reinstated the matter to the docket and permitted Plaintiff to file the Second Amended Complaint (we had no objection). We have filed a motion to dismiss the Second Amended Complaint. That will take some time to be decided. We expect no major event to occur for the next 12 months. Finally, we believe the lawsuit lacks merit and will vigorously challenge the action.

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

The components of lease expense were as follows:

Year Ended December 31, 2020
Operating lease cost	$54,157
Short term lease cost	15,842
Total net lease cost	$69,999

Supplemental cash flow and other information related to leases was as follows:

Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease payments	104,922

Weighted average remaining lease term (in years):	2.5

Weighted average discount rate:	13%

Total future minimum payments required under the lease as of December 31, 2020 are as follows:

Twelve Months Ending December 31,
2021	$108,983
2022	114,627
2023	53,094
Total	$276,704

Rent expense for the year ended December 31, 2020 and 2019 was $107,737 and $198,473, respectively.

Note 13 – Income Taxes

Components of deferred tax assets are as follows:

	December 31, 2020	December 31, 2019
Net deferred tax assets – Non-current:
Depreciation	$(145,749)	$(63,676)
Amortization	21,096	7,437
Stock based compensation	1,653,617	659,384
Expected income tax benefit from NOL carry-forwards	8,780,233	5,229,445
Less valuation allowance	(10,309,197)	(5,832,590)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

Federal statutory income tax rate	21.0%	21.0%
State tax rate, net of federal benefit	6.5%	6.5%

Change in valuation allowance on net operating loss carry-forwards	(27.5)%	(27.5)%

Effective income tax rate	0.0%	0.0%

The following is a reconciliation of the beginning and ending amount of the unrecognized tax benefit for the years ended December 31, 2020 and 2019:

	2019	2020
Balance at January 1,	$-	$68,000
Additions based on tax positions relating to the current year	68,000	-
Reductions for tax positions of prior years	-	(68,000)

Balance at December 31,	$68,000	$-

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets of the Company will not be fully realizable for the year ended December 31, 2020 and 2019. Accordingly, management had applied a full valuation allowance against net deferred tax assets as of December 31, 2020 and 2019.

As of December 31, 2020, the Company had approximately $37 million of federal net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2033 for both federal and state purposes.

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

Note 14 – Restatement of previously issued Interim Financial Statements

On March 13, 2021, our audit committee concluded, after consultation with management and the Company’s financial consulting firm, that our previously issued unaudited financial statements for the period ended September 30, 2020, included in the Company’s Quarterly Reports of Form 10-Q for the period ended September 30, 2020, should no longer be relied upon as a result of the change in accounting for a make-whole provision. We concluded that a derivative liability of $3,041,688 should have been  recorded as of September 30, 2020. The adjustments resulting therefrom, which are non-cash in nature, but has no impact on previously reported cash, total assets, and revenues.

The following tables summarize the effects of the restatements on the specific items presented in the Company’s historical unaudited interim consolidated financial statements previously included in the Company’s Quarterly Reports on Form 10-Q as of and for the three months and nine months ended September 30, 2020:

Creatd, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2020
	As previously
	reported	Adjustment	As restated
Demand loan	$50,000	$(50,000)	$-
Note payable - related party, net of debt discount	3,295	(3,295)	-
Note payable, net of debt discount and issuance costs	990,122	(16,705)	973,417
Derivative liability	-	3,061,688	3,061,688

Total Current Liabilities	2,742,147	2,991,688	5,733,835

Total Liabilities	3,320,534	2,991,688	6,312,222

Additional paid in capital	67,812,570	(388,633)	67,423,937
Accumulated deficit	(65,302,489)	(2,603,055)	(67,905,544)
Total stockholders’ deficit	$2,402,394	$(2,991,688)	$(589,294)

Creatd, Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	For the Three Months Ended September 30, 2020			For the Nine Months Ended September 30, 2020
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated

Accretion of debt discount and issuance cost	$(6,370,557)	$2,312,271	$(4,058,286)	$(6,697,778)	$2,312,271	$(4,385,507)
Loss on extinguishment of debt	(88,734)	(4,915,326)	(5,004,060)	(623,774)	(4,915,326)	(5,539,100)

Other expenses, net	(6,551,779)	(2,603,055)	(9,154,834)	(8,318,566)	(2,603,055)	(10,921,621)

Loss before income tax provision	(13,575,643)	(2,603,055)	(16,178,698)	(20,703,631)	(2,603,055)	(23,306,686)

Net loss	$(13,575,643)	$(2,603,055)	$(16,178,698)	$(20,703,631)	$(2,603,055)	$(23,306,686)

Net loss attributable to common shareholders	(13,594,064)	(2,603,055)	(16,197,119)	(20,722,052)	(2,603,055)	(23,325,107)

Other comprehensive income

Comprehensive loss	$(13,569,908)	$(2,603,055)	$(16,172,963)	$(20,726,426)	$(2,603,055)	$(23,329,481)

Per-share data
Basic and diluted loss per share	$(3.20)	$(0.61)	$(3.81)	$(5.91)	$(0.74)	$(6.65)

Weighted average number of common shares outstanding	4,254,300	-	4,254,300	3,506,393	-	3,506,393

Creatd, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30, 2020
	As previously reported	Adjustment	As restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,703,631)	$(2,603,055)	$(23,306,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount and issuance cost	6,697,778	(2,312,271)	4,385,507
Loss on extinguishment of debt	623,774	4,915,326	5,539,100
Net Cash Used In Operating Activities	$(5,032,488)	$-	$(5,032,488)

Note 15 – Subsequent Events

Subsequent to December 30, 2020, a lender converted $71,400 in outstanding debt into 35,469 shares of Common Stock.

Subsequent to December 31, 2020, the Company issued 1,473,000 stock options to employees of the Company. These stock options have an exercise price of $5.65 and vest partially 1 year from issuance and partially 2 years from issuance.

Subsequent to December 31, 2020, a total of 333,130 warrants were exercised, resulting in net proceeds to the Company of $1,272,672, the cancellation of 333,130 warrants, and the issuance of 302,434 shares of Common Stock.

Subsequent to December 31, 2020 the Company issued a total of 120,000 shares to consultants.

Subsequent to December 31, 2020 the Company entered into a Membership Interest Purchase Agreement under which the Company made an investment of $100,000 to the seller in exchange for 3.3% of membership interest in the entity and invested $100,000 into a promissory note with an interest rate of 10% per annum.

Subsequent to December 31, 2020 a total of 21 shareholders converted 6,198.78 shares of Series E Convertible Preferred Stock into 1,490,233 shares of the Company’s Common Stock.

Subsequent to December 31, 2020 the Company repaid 2 promissory notes and accrued interest totaling $992,420.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure and Control Procedures

Based on an evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive and financial officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework established in Internal Control-Integrated Framework-2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

ITEM 9B. OTHER INFORMATION

None.

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

Accordingly, as the result of identifying the above material weakness we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements may not be prevented or detected on a timely basis by the Company’s internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size and believes these weaknesses did not have a material effect on our financial results. During the second half of 2020 and into 2021, management began and continues to take actions to remedy these weaknesses, including the process of hiring additional staff to create the necessary segregation of duties to improve controls over information processing, and instituting said controls.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected our internal control over financial reporting. However, during fourth quarter 2020 the Company requisitioned a complete review of all of its financial procedures and controls and is in the process of updating and optimizing its infrastructure around these controls and believes that this process can positively affect our internal control over financial reporting in the future.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of the date of this Form 10-K:

Name	Age	Positions
Jeremy Frommer	52	Chief Executive Officer, Director
Mark Standish	60	Chairman of the Board of Directors
Leonard Schiller	79	Director
Laurie Weisberg	52	Director
Mark Patterson	69	Director
LaBrena Martin	65	Director
Justin Maury	32	President
Chelsea Pullano	30	Chief Financial Officer

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

Mark Standish – Chairman of the Board of Directors

Mr. Standish was elected to our board of directors in July 2020 and serves as its Chairman. He has served as a Senior Partner for HHM Capital since January 2017. Additionally, he has served as a member of the Board of Directors for LightPoint Financial Technology LLC since January 2017. From February 2015 to December 2016, he served as Managing Partner and Chief Information Officers for Deimos Asset Management LLC. In 1995 he joined the Royal Bank of Canada and served as Co-Chief Executive Officer of RBC Capital Markets from 2008 to 2014. He studied banking and finance at Croydon College in England in 1983. We believe Mr. Standish is qualified to serve as a member of our board because of his extensive financial industry and leadership experience.

Leonard Schiller – Director

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

Laurie Weisberg – Director

Ms. Weisberg was elected to our board of directors in July 2020. Weisberg, who has served as the Chief Sales Officer at Intent since February 2019, has spent over 25 years at the forefront of sales and marketing innovation in the technology space, having held leadership positions at various technology companies including Thrive Global, Curalate, and Oracle Data Cloud. From October 2010 to April 2015, Ms. Weisberg was a member of the executive leadership team at Datalogix, leading up to its acquisition by Oracle in 2015, at which point she assumed the role of VP of Oracle Data Cloud. Additionally, Ms. Weisberg has served on the Advisory Board at Crowdsmart, an intelligent data-driven investment prediction platform since April 2019. Ms. Weisberg was born and educated in England. We believe Ms. Weisberg is qualified to serve on our board of directors due to her extensive global sales and brand marketing expertise as well as her leadership experience working within the technology space.

Mark Patterson – Director

Mr. Patterson was elected to our board of directors in July 2020. Mr. Patterson, a private equity and hedge fund businessman, co-founded MatlinPatterson Global Advisors, a leading private equity firm in the distressed investing space in 2002. Early in his career, Patterson worked in leveraged finance at Credit Suisse, Scully Brothers & Foss, Salomon Brothers, and Bankers Trust. During his tenure as chairman and chief executive of MatlinPatterson’s asset management division, Mr. Patterson expanded the firm’s portfolio beyond distressed debt, implementing other investment strategies such as credit trading, securitized credit, and senior credit. Mark Patterson currently holds the position of Non-Executive Chairman of MatlinPatterson Asset Management. Mr. Patterson received degrees in Law and Economics from Stellenbosch University in South Africa and an M.B.A. from New York University’s Stern School of Business. We believe Mr. Patterson is qualified to serve on our board of directors due to his extensive experience in financial markets, investment management, and his corporate governance experience on various boards.

LaBrena Martin – Director

Ms. Martin was elected to our board of directors in October of 2020. Ms. Martin began her career in 1979 as an enforcement attorney with the U.S. Securities and Exchange Commission, investigating and prosecuting securities fraud and manipulation during her nine-year tenure. In 1987, she joined E.F. Hutton, which ultimately became Lehman Brothers, as a Vice President in the General Counsel’s Office. Ms. Martin held a series of successively responsible positions over her eight-year tenure through 1995, including as Senior Vice President and Manager of the Derivatives Finance Group, overseeing the legal, regulatory, credit and tax due diligence supporting equity derivatives transactions.  In 1995, Ms. Martin joined Royal Bank of Canada (RBC) as General Counsel of its US Broker Dealer, charged with building out legal and compliance to support planned U.S. growth. By 2004, she was United States General Counsel for the U.S. banking and securities platform, having overseen, among other matters, legal due diligence and regulatory approvals for acquisitions, as well as corporate governance initiatives. Finally, during her nearly 20-year tenure, Ms. Martin established the bank’s inaugural government affairs division in the United States, with a mandate for strategically identifying critical issues and executing on plans for engagement with elected regulatory officials, industry peers, trade associations, and other influencers. Ms. Martin has not held other employment since 2013. Ms. Martin earned a Bachelor of Science degree in political science from Barnard College and a Juris Doctor degree from New York University School of Law.  The Board believes Ms. Martin is qualified to serve on the Board due to her extensive senior management-level legal and business experience and her compliance expertise.

Justin Maury – President

Mr. Maury has served as our President since January 2019. He is a full stack design director with an expertise in product development. With over ten years of design and product management experience in the creative industry, Mr. Maury’s passion for the creative arts and technology ultimately resulted in the vision for Vocal. Since joining Creatd in 2013, Maury has overseen the development and launch of the company’s flagship product, Vocal, an innovative platform that provides storytelling tools and engaged communities for creators and brands to get discovered while funding their creativity. Under Maury’s supervision, Vocal has achieved growth to over 380,000 creators across 34 genre-specific communities in its first two years since launch.

Chelsea Pullano – Chief Financial Officer

Ms. Pullano has been our Chief Financial Officer since June 2020. She has a long history of leadership at Creatd, serving as a member of the Company’s Management Committee for four years. Prior to her current role, Ms. Pullano was an integral member of our finance department since 2017, most recently serving as our Head of Corporate Finance, a role in which she coordinated our periodic reports under the Exchange Act and other financial matters. Prior to joining the Finance Department, Ms. Pullano was a member of our operations team from 2015 to 2017. She holds a B.A. from the State University of New York College at Geneseo.

Director Terms; Qualifications

Members of our board of directors serve until the next annual meeting of stockholders, or until their successors have been duly elected.

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

Director or Officer Involvement in Certain Legal Proceedings

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

Directors and Officers Liability Insurance

The Company has directors’ and officers’ liability insurance insuring its directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions. Such insurance also insures the Company against losses, which it may incur in indemnifying its officers and directors. In addition, officers and directors also have indemnification rights under applicable laws, and the Company’s Second Amended and Restated Articles of Incorporation and Amended and Restated Bylaws.

Director Independence

The listing rules of The Nasdaq Stock Market LLC (“Nasdaq”) require that independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has undertaken a review of the independence of our directors and considered whether any director has a material relationship with it that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, the board of directors has determined that Leonard Schiller, Mark Standish, LaBrena Martin, and Mark Patterson are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing standards of Nasdaq. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of the Company’s capital stock by each non-employee director, and any transactions involving them described in the section captioned “—Certain relationships and related transactions and director independence.”

Board Committees

The Company’s Board has established three standing committees: Audit, Compensation, and Nominating and Corporate Governance. Each of the committees operates pursuant to its charter. The committee charters will be reviewed annually by the Nominating and Corporate Governance Committee. If appropriate, and in consultation with the chairs of the other committees, the Nominating and Corporate Governance Committee may propose revisions to the charters. The responsibilities of each committee are described in more detail below.

Nasdaq permits a phase-in period of up to one year for an issuer registering securities in an initial public offering to meet the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee independence requirements. Under the initial public offering phase-in period, only one member of each committee is required to satisfy the heightened independence requirements at the time our registration statement becomes effective, a majority of the members of each committee must satisfy the heightened independence requirements within 90 days following the effectiveness of our registration statement, and all members of each committee must satisfy the heightened independence requirements within one year from the effectiveness of our registration statement.

Audit Committee

The Audit Committee, among other things, will be responsible for:

●	appointing; approving the compensation of; overseeing the work of; and assessing the independence, qualifications, and performance of the independent auditor;

●	reviewing the internal audit function, including its independence, plans, and budget;

●	approving, in advance, audit and any permissible non-audit services performed by our independent auditor;

●	reviewing our internal controls with the independent auditor, the internal auditor, and management;

●	reviewing the adequacy of our accounting and financial controls as reported by the independent auditor, the internal auditor, and management;

●	overseeing our financial compliance system; and

●	overseeing our major risk exposures regarding the Company’s accounting and financial reporting policies, the activities of our internal audit function, and information technology.

The board of directors has affirmatively determined that each member of the Audit Committee meets the additional independence criteria applicable to audit committee members under SEC rules and Nasdaq listing rules. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The Board has affirmatively determined that each member of the Audit Committee is financially literate, and that Mr. Standish meets the qualifications of an Audit Committee financial expert.

The Audit Committee consists of Mr. Standish, Mr. Schiller, Mr. Patterson, and Ms. Martin. Mr. Standish chairs the Audit Committee. We believe that the functioning of the Audit Committee complies with the applicable requirements of the rules and regulations of the Nasdaq listing rules and the SEC.

Compensation Committee

The Compensation Committee will be responsible for:

●	reviewing and making recommendations to the Board with respect to the compensation of our officers and directors, including the CEO;

●	overseeing and administering the Company’s executive compensation plans, including equity-based awards;

●	negotiating and overseeing employment agreements with officers and directors; and

●	overseeing how the Company’s compensation policies and practices may affect the Company’s risk management practices and/or risk-taking incentives.

The board of directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee.

The Compensation Committee consists of Mr. Standish, Mr. Schiller, Mr. Patterson, and Ms. Martin. Mr. Patterson serves as chairman of the Compensation Committee. The board of directors has affirmatively determined that each member of the Compensation Committee meets the independence criteria applicable to compensation committee members under SEC rules and Nasdaq listing rules. The Company believes that the composition of the Compensation Committee meets the requirements for independence under, and the functioning of such Compensation Committee will comply with, any applicable requirements of the rules and regulations of Nasdaq listing rules and the SEC.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, among other things, is responsible for:

●	reviewing and assessing the development of the executive officers and considering and making recommendations to the Board regarding promotion and succession issues;

●	evaluating and reporting to the Board on the performance and effectiveness of the directors, committees and the Board as a whole;

●	working with the Board to determine the appropriate and desirable mix of characteristics, skills, expertise and experience, including diversity considerations, for the full Board and each committee;

●	annually presenting to the Board a list of individuals recommended to be nominated for election to the Board;

●	reviewing, evaluating, and recommending changes to the Company’s Corporate Governance Principles and Committee Charters;

●	recommending to the Board individuals to be elected to fill vacancies and newly created directorships;

●	overseeing the Company’s compliance program, including the Code of Conduct; and

●	overseeing and evaluating how the Company’s corporate governance and legal and regulatory compliance policies and practices, including leadership, structure, and succession planning, may affect the Company’s major risk exposures.

The board of directors has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee.

The Nominating and Corporate Governance Committee consists of Mr. Standish, Mr. Schiller, Ms. Weisberg, Mr. Patterson, and Ms. Weisberg. Ms. Martin serves as chair. The Company’s board of directors has determined that each member of the Nominating and Corporate Governance Committee is independent within the meaning of the independent director guidelines of Nasdaq listing rules.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of the Company’s board of directors or its compensation committee. None of the members of the Company’s compensation committee is, or has ever been, an officer or employee of the company.

Code of Business Conduct and Ethics

The Company’s Board of Directors has adopted a code of business conduct and ethics applicable to its employees, directors and officers, in accordance with applicable U.S. federal securities laws and the corporate governance rules of Nasdaq. The code of business conduct and ethics will be publicly available on the Company’s website. Any substantive amendments or waivers of the code of business conduct and ethics or code of ethics for senior financial officers may be made only by the Company’s board of directors and will be promptly disclosed as required by applicable U.S. federal securities laws and the corporate governance rules of Nasdaq.

Corporate Governance Guidelines

The Company’s board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of Nasdaq.

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed or accrued by us for the years ended December 31, 2020 and December 31, 2019 for our Chief Executive Officer (principal executive officer) serving during the year ended December 31, 2020 and the three other executive officers serving at December 31, 2020 whose total compensation exceeded $100,000 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)			Total ($)
Jeremy Frommer	2020		$234,231		$182,000	$469,255	(9)	$931,339	-	-		$86,686	(3)		$1,446,377
Chief Executive Officer	2019		$168,269		$300,080	-		-	-	-		$104,667	(1)		$573,016

Rick Schwartz	2020	$		$		-		-	-	-	$			$
Former President	2019		$33,642		-	-		-	-	-		$9,708	(6)		$43,350

Justin Maury	2020		$147,009	$		$412,204	(10)	$713,563	-	-		$7,920	(2)		$877,152
President	2019		$117,751		-	-		-	-	-		$8,094	(4)		$125,845

Chelsea Pullano	2020		$123,500	$		$38,050	(8)	$522,121	-	-		$1,908	(5)		$647,529
Chief Financial Officer	2019		$88,989		-	-		-	-	-	$				$88,989

Laurie Weisberg	2020		$60,577	$		-		-	-	-		$7,875	(7)		$68,452
Chief Operating Officer	2019	$			-	-		-	-	-	$			$

(1)	The $104,667 includes payment to Mr. Frommer for living expenses, health insurance and a vehicle allowance.

(2)	The $7,920 includes payment to Mr. Maury for health insurance.

(3)	The $81,686 includes payment to Mr. Frommer for living expenses, health insurance and a vehicle allowance

(4)	The $8,094 includes payment to Mr. Maury for health insurance.

(5)	The $1,908 includes payment to Ms. Pullano for health insurance.

(6)	The $9,708 includes payment to Mr. Schwartz for health insurance.

(7)	The $7,875 includes payment to Ms. Weisberg for health insurance.

(8)	On May 13, the Company exchanged 14,205 stock options for 21,308 shares of Common Stock.

(9)	On May 13, the Company exchanged 200,000 stock options for 300,000 shares of Common Stock. $456,134 is attributable to this exchange. $12,121 of this amount is attributable to the issuance of shares in lieu of wages.

(10)	On May 13, the Company exchanged 167,955 stock options for 251,933 shares of Common Stock. $403,604 is attributable to this exchange. $8,660 of this amount is attributable to the issuance of shares in lieu of wages.

Employment Agreements

As of December 31, 2020, the Company has not entered into any employment agreements, but intends on entering into such agreements with its Chief Executive Officer and President by the end of fiscal year 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Shares Beneficially Owned (1)		Percentage Ownership

Executive Officers and Directors
Jeremy Frommer	411,858	(2)	4.66%
Justin Maury	168,013	(3)	1.90%
Chelsea Pullano	57,818	(6)	* %
Leonard Schiller	86,069	(4)	* %
Mark Standish	488,895	(7)	5.47%
Mark Patterson	204,433	(8)	2.33%
Laurie Weisberg	20,986	(9)	* %
LaBrena Martin	-		* %
All current directors and officers as a group	1,438,072		14.36%

5% or Greater Stockholders
Eric Goldberg	2,631,939	(10)	28.77%
Arthur Rosen	901,205	(5)	10.23%

*	less than one percent

(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person, as well as other securities over which the person has or shares voting or investment power or securities which the person has the right to acquire within 60 days.

(2)	Includes 311,070 shares of common stock, 89,188 shares of common stock underlying stock options, and 11,600 shares of common stock underlying warrants.

(3)	Includes 97,080 shares of common stock, 68,333 shares of common stock underlying stock options, and 2,600 shares of common stock underlying warrants.

(4)	Includes 85,221 shares of common stock and 848 shares of common stock underlying warrants.

(5)	Solely based on the Company’s review of filings made on a Schedule 13G on February 16, 2021 with the SEC. Includes (i) 825,844 shares of Common Stock held directly by Mr. Rosen, (ii) warrants to acquire 68,695 shares of the Company’s common stock, and (iii) warrants to acquire 6,666 shares of the Company’s common stock held Mr. Rosen’s minor children.

(6)	Includes 7,818 shares of common stock and 50,000 shares of common stock underlying stock options.

(7)	Includes 283,018 shares of common stock and 205,877 shares of common stock underlying warrants.

(8)	Includes 175,918 shares of common stock and 28,515 shares of common stock underlying warrants.

(9)	Includes 17,064 shares of common stock and 3,922 shares of common stock underlying warrants.

(10)	Includes 2,218,780 shares of common stock and 413,159 shares of common stock underlying warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following includes a summary of transactions during our fiscal years ended December 31, 2020 and December 31, 2019 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of  $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

The January 2019 Rosen Loan Agreement

On January 30, 2019, the Company entered into a loan agreement (the “January 2019 Rosen Loan Agreement”) with Mr. Rosen, whereby the Company issued Mr. Rosen a promissory note in the principal amount of $175,000 (the “January 2019 Rosen Note”). As additional consideration for entering in the January 2019 Rosen Note Loan Agreement, the Company issued Mr. Rosen a four-year warrant to purchase 5,000 shares of the Company’s common stock at a purchase price of $18.00 per share. Pursuant to the January 2019 Rosen Loan Agreement, the January 2019 Rosen Note bears interest at a rate of 10% per annum and payable on the maturity date of February 15, 2019 (the “January 2019 Rosen Maturity Date”). On February 19, 2018 the Company executed upon an agreement that extended the maturity date of this loan to March 7, 2019. As part of the extension agreement, the Company issued Mr. Rosen warrants to purchase 11,731 shares of common stock of the Company at an exercise price of $18.00. On March 29, 2019 the Company entered into an agreement with Mr. Rosen that extended the maturity date of this loan to May 15, 2019.

On August 8, 2019 the Company entered into an agreement further extending the maturity date to September 20, 2019.

During the year ended December 31, 2019 the Company repaid $175,000 in principal and $15,073 in interest and the loan is no longer outstanding.

The February 2019 Rosen Loan Agreement

On February 14, 2019, the Company entered into a loan agreement (the “February 2019 Rosen Loan Agreement”) with Mr. Rosen, whereby the Company issued Mr. Rosen a promissory note in the principal amount of $50,000 (the “February 2019 Rosen Note”). As additional consideration for entering in the February 2019 Rosen Note Loan Agreement, the Company issued Mr. Rosen a four-year warrant to purchase 1,667 shares of the Company’s common stock at a purchase price of $18.00 per share. Pursuant to the February 2019 Rosen Loan Agreement, the February 2019 Rosen Note bears interest at a rate of 10% per annum and payable on the maturity date of February 28, 2019 (the “February 2019 Rosen Maturity Date”). On March 29, 2019 the Company entered into an agreement with Mr. Rosen that extended the maturity date of this loan to May 15, 2019. On August 8, 2019 the Company entered into an agreement further extending the maturity date to September 20, 2019.

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

The August 2019 Schiller Loan Agreement

On August 6, 2019, the Company entered into a loan agreement (the “August 2019 Schiller Loan Agreement”) with Mr. Schiller, whereby the Company issued a promissory note to Mr. Schiller in the principal amount of $15,000 (the “August 2019 Schiller Note”). Pursuant to the August 2019 Schiller Loan Agreement, the August 2019 Schiller Note bears interest at a rate of $750 per month. As additional consideration for entering in the August 2019 Schiller Loan Agreement, the Company issued a five-year warrant to purchase 75 shares of the Company’s common stock at a purchase price of $18.00 per share.

During the year ended December 31, 2019 the Company repaid $15,000 in principal and $750 in interest and the loan is no longer outstanding.

The September 2019 Schiller Loan Agreement

On September 26, 2019, the Company entered into a loan agreement (the “September 2019 Schiller Loan Agreement”) with Mr. Schiller, whereby the Company issued Mr. Schiller a promissory note in the principal amount of $50,000 (the “September 2019 Schiller Note”). Pursuant to the September 2019 Schiller Loan Agreement, the September 2019 Schiller Note bears interest at a rate of $2,250 per month. As additional consideration for entering in the First September 2019 Schiller Loan Agreement, the Company issued Schiller a five-year warrant to purchase 333 shares of the Company’s common stock at a purchase price of $18.00 per share.

During the year ended December 31, 2019 the Company repaid $50,000 in principal and $2,250 in interest and the loan is no longer outstanding.

The October 2019 Frommer Loan Agreement

On October 7, 2019, the Company entered into a loan agreement (the “October 2019 Frommer Loan Agreement”) with Mr. Frommer, whereby the Company issued Mr. Frommer a promissory note in the principal amount of $10,000 (the “October 2019 Frommer Note”). Pursuant to the October 2019 Frommer Loan Agreement, the October 2019 Frommer Note bears interest at a flat rate of $500. As additional consideration for entering in the October 2019 Frommer Loan Agreement, the Company issued Mr. Frommer a five-year warrant to purchase 50 shares of the Company’s common stock at a purchase price of $18.00 per share.

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

During the year ended December 31, 2020, the Company converted $50,000 of principal and $630 of unpaid interest into the September 2020 Equity Raise.

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

During the year ended December 31, 2020 the Company repaid $150,000 in principal and $15,273 in interest.

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

During the year ended December 31, 2020 the Company repaid $9,900 in principal and $495 in interest.

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

During the year ended December 31, 2020 the Company repaid $2,989 in principal and $160 in interest.

The September 2020 Goldberg Loan Agreement

On September 15, 2020, the Company entered into a loan agreement (the “September 2020 Goldberg Loan Agreement”) with Goldberg whereby the Company issued a promissory note of $16,705 (the “September 2020 Goldberg Note”). Pursuant to the September 2020 Goldberg Loan Agreement, the September 2020 Goldberg Note has an interest rate of 7%. The maturity date of the September 2020 Goldberg Note is September 15, 2022 (the “September 2020 Goldberg Maturity Date”), at which time all outstanding principal, accrued and unpaid interest and other amounts due under note are due. The September 2020 Goldberg Loan is secured by the tangible and intangible property of the Company.

Since the September 2020 Goldberg Note has a make-whole provision if the share price of the Company’s common stock is below 2.92 on September 14, 2020, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The make-whole feature of gave rise to a derivative liability of $2,557,275 which was recorded as a loss on extinguishment of debt.

During the year ended December 31, 2020 the Company accrued interest of $347.

The September 2020 Rosen Loan Agreement

On September 15, 2020, the Company entered into a loan agreement (the “September 2020 Rosen Loan Agreement”) with Rosen whereby the Company issued a promissory note of $3,295 (the “September 2020 Rosen Note”). Pursuant to the September 2020 Rosen Loan Agreement, the September 2020 Rosen Note has an interest rate of 7%. The maturity date of the September 2020 Rosen Note is September 15, 2022 (the “September 2020 Rosen Maturity Date”), at which time all outstanding principal, accrued and unpaid interest and other amounts due under the note are due. The September 2020 Rosen Loan is secured by the tangible and intangible property of the Company.

Since the September 2020 Rosen Note has a make-whole provision if the share price of the Company’s common stock is below 2.92 on September 14, 2020, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The make-whole feature of gave rise to a derivative liability of $504,413 which was recorded as a loss on extinguishment of debt.

During the year ended December 31, 2020 the Company accrued interest of $67.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

	2020	2019
Audit Fees	$160,500	$83,170
Audit-Related Fees	$-	$-
Tax Fees	$12,500	$38,125
All Other Fees	$-	$-
Total	$173,000	$121,295

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits. The exhibits listed below are filed as a part of this annual report.

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated February 5, 2016 by and among the Company, GPH Merger Sub., Inc., and Jerrick Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

2.2	Agreement and Plan of Merger dated February 28, 2016 by and among the Company and Jerrick Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.1	Articles of Incorporation, filed with the Nevada Secretary of State on December 30, 1999 (incorporated by reference to the Company’s annual report on Form 10-SB filed with the Commission on March 30, 2006).

3.2	Amended and Restated Articles of Incorporation, filed with the Nevada Secretary of State on November 6, 2013 (incorporated by reference to Exhibit 3.3 to the Company’s current report on Form 8-K filed with the Commission on December 4, 2013).

3.3	Certificate of Designation, Preferences, and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on April 8, 2014).

3.4	Certificate of Designation, Preferences and Rights of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on December 4, 2014).

3.5	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on August 3, 2015).

3.6	Certificate of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 3.1(f) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.7	Jerrick Ventures, Inc. Certificate of Designation of Series A Cumulative Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1(f) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.8	Jerrick Ventures, Inc. Amendment to Certificate of Designation of Series A Cumulative Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1(f) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.9	Jerrick Ventures, Inc. Certificate of Designation of Series B Cumulative Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1(f) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.10	Certificate of Withdrawal of Certificate of Designation for Series A Preferred Stock. (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.11	Certificate of Withdrawal of Certificate of Designation for Series B Preferred Stock. (incorporated by reference to Exhibit 3.2 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.12	Certificate of Withdrawal of Certificate of Designation for Series C Preferred Stock. (incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.13	Certificate of Designation for Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.14	Certificate of Designation for Series C Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.15	Bylaws (incorporated by reference to the Company’s annual report on Form 10-SB filed with the Commission on March 30, 2006).

3.16	Certificate of Incorporation of Jerrick Ventures, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

4.1*	Description of Securities Registered Under Section 12 of the Exchange Act

4.2	Convertible Promissory Note between the Company and KBM Worldwide, Inc. dated August 22, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on August 26, 2014).

4.3	Convertible Promissory Note between the Company and KBM Worldwide, Inc. dated November 17, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on December 2, 2014).

4.5	Amended and Restated Securities Purchase Agreement between the Company, Bonjoe Gourmet Chips LLC and certain purchasers dated January 30, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on February 3, 2015).

4.6	Convertible Debenture, dated March 17, 2016 (incorporated by reference to Exhibit 4.5 to the Company’s annual report on Form 10-K filed with the Commission on April 14, 2016).

4.7	Secured Promissory Note, dated April 5, 2016 (incorporated by reference to Exhibit 4.6 to the Company’s annual report on Form 10-K filed with the Commission on April 14, 2016).

4.8	Form of Warrant. (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q filed with the Commission on August 24, 2016).

4.9	Form of Warrant. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8- K filed with the Commission on March 21, 2017).

4.10	Form of Series A Preferred Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.5 the Company’s Registration Statement on Form S-1 filed with the Commission on August 31, 2016)

4.11	Form of Series B Preferred Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.6 the Company’s Registration Statement on Form S-1 filed with the Commission on August 31, 2016)

4.12	Common Stock Purchase Warrant, dated April 5, 2016 (incorporated by reference to Exhibit 10.15 to the Company’s annual report on Form 10-K filed with the Commission on April 14, 2016).

4.13	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on August 24, 2016).

4.14	Form of Warrant (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the Commission on January 17, 2017).

4.15	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on March 21, 2017).

4.16	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on July 21, 2017).

4.17	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on September 18, 2017)

4.18	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on January 2, 2018)

4.19	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on April 2, 2018)

4.20	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on May 29, 2018)

4.21	Form of Purchaser Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

4.22	Form of Incentive Warrant (incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

4.23	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.22 to the Company’s current report on Form S-1/A filed with the Commission on September 10, 2020).

4.24	Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.23 to the Company’s current report on Form S-1/A filed with the Commission on September 10, 2020).

10.1	Agreement for the Purchase and Sale of Real Estate between Ashland Holdings, LLC and TD Bank dated October 29, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on November 1, 2013).

10.2	Release Agreement between the Company and George I. Norman dated August 15, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on August 15, 2014).

10.3	Securities Purchase Agreement between the Company and KBM Worldwide, Inc. dated August 22, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on August 26, 2014).

10.4	Sale and Purchase Agreement between Ashland Holdings, LLC and Jonathon and Jessica Delavan dated October 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on October 9, 2014).

10.5	Securities Purchase Agreement between the Company and KBM Worldwide, Inc. dated November 17, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 2, 2014).

10.6	Investment Agreement dated as of November 30, 2014 by and between the Company and Kent Campbell (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 4, 2014).

10.7	Royalty Agreement between the Company and Bonjoe Gourmet Chips LLC dated December 10, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 16, 2014).

10.8	Securities Purchase Agreement dated as of July 29, 2015 between Great Plains Holdings, Inc. and Cape One Master Fund II LP. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on August 3, 2015).

10.9	Spin-Off Agreement dated as of February 5, 2016 between the Company and Kent Campbell. (incorporated by reference to Exhibit 10.9 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

10.10	Share Exchange Agreement dated as of February 5, 2016 by and among Great Plains Holdings, Inc., Kent Campbell, Denis Espinoza and Sarah Campbell. (incorporated by reference to Exhibit 10.10 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

10.11	Form of Stock Purchase Agreement. (incorporated by reference to Exhibit 10.11 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

10.12	Loan Agreement by and between the Company and Arthur Rosen, dated May 26, 2016. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on June 2, 2016).

10.13	Security Agreement by and between the Company and Arthur Rosen, dated May 26, 2016. (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on June 2, 2016).

10.14	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the Commission on August 24, 2016).

10.15	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on March 21, 2017).

10.16	Form of Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on March 21, 2017).

10.17	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on August 24, 2016).

10.18	Assignment and Assumption Agreement, dated May 12, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 15, 2017).

10.19	Line of Credit Agreement, dated May 9, 2017 by and between the Company and Arthur Rosen (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 15, 2017).

10.20	Promissory Note Issued in Favor of Grawlin, LLC, Dated May 12, 2017, (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 15, 2017).

10.21	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on January 17, 2017).

10.22	Form of Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on January 17, 2017).

10.23	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on March 21, 2017).

10.24	Form of Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on March 21, 2017).

10.25	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on July 21, 2017).

10.26	Form of 8.5% Convertible Redeemable Debentures due April 18, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on July 21, 2017).

10.27	Securities Purchase Agreement between the Company and Crossover Capital Fund I, LLC dated July 11, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2017)

10.28	Jerrick Media Holdings Inc. 8.5% Convertible Redeemable Note Due April 11, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2017)

10.29	First Amendment to 8.5% Convertible Redeemable Note Due April 11, 2018 (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2017)

10.30	Securities Purchase Agreement between the Company and Diamond Rock LLC dated July 24, 2017 (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2017)

10.31	Jerrick Media Holdings Inc 8.5% Convertible Redeemable Note Due April 11, 2018 (incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2017)

10.32	First Amendment to 8.5% Convertible Redeemable Note Due April 24, 2018 (incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2017)

10.33	First Amendment to 8.5% Convertible Redeemable Note Due April 18, 2018 (incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2017)

10.34	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on September 18, 2017)

10.35	Form of Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on September 18, 2017)

10.36	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the Commission on February 14, 2018)

10.37	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on January 2, 2018)

10.38	Form of Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on January 2, 2018)

10.39	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on February 13, 2018)

10.40	Form of Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on February 13, 2018)

10.41	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on April 2, 2018)

10.42	Form of Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on April 2, 2018)

10.37	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on January 2, 2018)

10.38	Form of Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on January 2, 2018)

10.39	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on February 13, 2018)

10.40	Form of Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on February 13, 2018)

10.41	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on April 2, 2018)

10.42	Form of Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on April 2, 2018)

10.43	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on May 29, 2018)

10.44	Form of Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on May 29, 2018)

10.45	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.46	Form Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.47	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.48	Form of Series A Preferred Stock Conversion Letter Agreement (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.49	Form of Series B Preferred Stock Conversion Letter Agreement (incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.50	Form of Convertible Note Conversion Letter Agreement (incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.51	Form of Promissory Note Conversion Letter Agreement (incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.52	Lease Agreement (incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed with the Commission on August 20, 2018)

10.53	Jerrick Ventures, Inc. 2015 Incentive Stock and Award Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.53 the Company’s Amendment No. 3 to Registration Statement on Form S-1/A filed with the Commission on August 21, 2020)

10.54	2020 Equity Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.54 the Company’s Amendment No. 3 to Registration Statement on Form S-1/A filed with the Commission on August 21, 2020)

10.55	Form of Convertible Note (incorporated by reference to Exhibit 10.55 to the Company’s registration statement on Form S-1/A filed with the Commission on September 2, 2020).

10.56	Warrant Agreement, including form of Warrant, dated September 15, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2020).

10.57	Weisberg Employment Letter Agreement, dated September 28, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on October 1, 2020).

10.58	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on January 5, 2021).

10.59	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on January 5, 2021).

10.60	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the Commission on January 5, 2021).

10.61	Form of PA Warrant (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the Commission on January 5, 2021).

16.1	Letter from Sadler, Gibb & Associates, LLC dated January 7, 2019 (incorporated by reference to Exhibit 16.1 of the Company’s current report on Form 8-K filed with the Commission on January 8, 2019)

21.1*	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s annual report on Form 10-K filed with the Commission on March 30, 2020)

23.1*	Consent of Rosenberg Rich Baker Berman, P.A.

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATD, INC.

Date: March 31, 2021	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeremy Frommer	Chief Executive Officer, Director	March 31, 2021
Jeremy Frommer	(Principal Executive Officer)

/s/ Chelsea Pullano	Chief Financial Officer	March 31, 2021
Chelsea Pullano	(Principal Financial Officer, and Principal Accounting Officer

/s/ Mark Standish	Chairman of the Board of Directors	March 31, 2021
Mark Standish

/s/ Leonard Schiller	Director	March 31, 2021
Leonard Schiller

/s/ Laurie Weisberg	Director	March 31, 2021
Laurie Weisberg

/s/ Mark Patterson	Director	March 31, 2021
Mark Patterson

/s/ LaBrena Martin	Director	March 31, 2021
LaBrena Martin