Form 10-Q
period 2021-03-31
Creatd, Inc.
filed 2021-05-17
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

As of May 14, 2021, the Company had 10,989,566 shares of its common stock, par value $0.001 per share, outstanding.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Creatd, Inc.
March 31, 2021

Creatd, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets
Cash	$2,802,772	$7,906,782
Accounts receivable, net	151,729	90,355
Prepaid expenses and other current assets	566,727	23,856
Total Current Assets	3,521,228	8,020,993

Property and equipment, net	58,849	56,258

Intangible assets	929,459	960,611

Goodwill	1,035,795	1,035,795

Deposits and other assets	291,836	191,836

Marketable securities	62,733	62,733

Minority investment in businesses	317,096	217,096

Operating lease right of use asset	219,449	239,158

Total Assets	$6,436,445	$10,784,480

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,849,136	$2,638,688
Derivative liabilities	344,404	42,231
Share liability	187,500	-
Convertible Notes, net of debt discount and issuance costs	239,544	897,516
Current portion of operating lease payable	87,912	79,816
Note payable - related party, net of debt discount	5,397	-
Note payable, net of debt discount and issuance costs	1,423,995	1,221,539
Deferred revenue	148,760	88,637
Total Current Liabilities	4,286,648	4,968,427

Non-current Liabilities:
Note payable	54,298	213,037
Operating lease payable	130,303	157,820
Total Non-current Liabilities	184,601	370,857

Total Liabilities	4,471,249	5,339,284

Commitments and contingencies

Stockholders’ Equity
Series E Preferred stock, $0.001 par value: 20,000,000 shares authorized; 1,088 and 7,738 shares issued and outstanding, respectively	1	8
Common stock par value $0.001: 100,000,000 shares authorized; 10,925,026 issued and 10,915,676 outstanding as of March 31, 2021 and
8,736,378 issued and 8,727,028 outstanding as of December 31, 2020	10,925	8,737
Additional paid in capital	80,633,380	77,505,013
Subscription receivable	-	(40,000)
Accumulated deficit	(78,572,159)	(71,928,922)
Accumulated other comprehensive income	(44,545)	(37,234)
Less: Treasury stock, 5,657 and 5,657 shares, respectively	(62,406)	(62,406)
	1,965,196	5,445,196

Total Liabilities and Stockholders’ Equity	$6,436,445	$10,784,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	For the three months Ended	For the three months Ended
	March 31, 2021	March 31, 2020
Net revenue	$743,913	$293,142

Gross margin	743,913	293,142

Operating expenses
Research and development	328,852	135,570
General and administrative	6,361,058	1,983,521
Total operating expenses	6,689,910	2,119,091

Loss from operations	(5,945,997)	(1,825,949)

Other income (expenses)
Other income	-	63,556
Interest expense	(198,671)	(375,530)
Accretion of debt discount and issuance cost	(497,165)	(186,947)
Derivative expense	(100,502)	-
Change in fair value of derivative liability	(197,389)	-
Settlement of vendor liabilities	92,909	(126,087)
Gain (loss) on extinguishment of debt	203,578	(535,040)
Other expenses, net	(697,240)	(1,160,048)

Loss before income tax provision	(6,643,237)	(2,985,997)

Income tax provision	-	-

Net loss	$(6,643,237)	$(2,985,997)

Deemed dividend	-	-
Inducement expense	-	-

Net loss attributable to common shareholders	(6,643,237)	(2,985,997)

Comprehensive loss

Net loss	(6,643,237)	(2,985,997)

Currency translation gain (loss)	(7,311)	(9,239)

Comprehensive loss	$(6,650,548)	$(2,995,236)

Per-share data
Basic and diluted loss per share	$(0.68)	$(0.96)

Weighted average number of common shares outstanding	9,836,443	3,101,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2021 (Unaudited)

	Series E						Additional			Other
	Preferred Stock		Common Stock		Treasury stock		Paid In	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income	Equity
Balance, January 1, 2021	7,738	$8	8,736,378	$8,737	(5,657)	$(62,406)	$77,505,013	$(40,000)	$(71,928,922)	$(37,234)	$5,445,196

Stock based compensation	-	-	112,261	112	-	-	1,345,803	-	-	-	1,345,915

Shares issued for prepaid services	-	-	40,000	40	-	-	191,960	-	-	-	192,000

Shares issued to settle vendor liabilities	-	-	44,895	45	-	-	181,341	-	-	-	181,386

Common stock issued upon conversion of notes payable	-	-	65,328	65	-	-	142,735	-	-	-	142,800

Exercise of warrants to stock	-	-	302,434	302	-	-	1,272,370	-	-	-	1,272,672

Cash received for preferred series E and warrants	40	-	-	-	-	-	(4,225)	40,000	-	-	35,775

Conversion of preferred series E to stock	(6,690)	(7)	1,623,730	1,624	-	-	(1,617)	-	-	-	-

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(7,311)	(7,311)

Net loss for the three months ended March 31, 2021	-	-	-	-	-	--	-	-	(6,643,237)	-	(6,643,237)

Balance, March 31, 2021	1,088	$1	10,925,026	$10,925	(5,657)	$(62,406)	$80,633,380	$-	$(78,572,159)	$(44,545)	$1,965,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jerrick Media Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2020 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2019	-	$-	-	$-	-	$-	3,059,646	$3,060	(159,850)	$(367,174)	$36,391,818	$(44,580,437)	$(5,995)	$(8,558,728)

Shares issued with notes payable	-	-	-	-	-	-	2,683	3	-	-	31,635	-	-	31,638

Shares issued for services	-	-	-	-	-	-	50,000	50	-	-	584,950	-	-	585,000

Shares issued to settle vendor liabilities	-	-	-	-	-	-	23,565	23	-	-	235,612	-	-	235,635

Conversion of warrants to stock	-	-	-	-	-	-	5,000	5	-	-	5,767	-	-	5,772

Stock warrants issued with note payable	-	-	-	-	-	-	-	-	-	-	504,856	-	-	504,856

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	(9,239)	(9,239)

Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	-	-	-	-	-	(2,985,997)	-	(2,838,498)

Balance, March 31, 2020	-	$-	-	$-	-	$-	3,140,894	$3,141	(159,850)	$(367,174)	$37,754,638	$(47,566,434)	$(15,234)	$(10,191,063)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the three months Ended	For the three months Ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,643,237)	$(2,985,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,199	38,246
Accretion of debt discount and issuance cost	497,165	186,947
Share-based compensation	1,570,239	392,143
Settlement of vendor liabilities	(92,908)	126,087
Change in fair value of derivative liability	197,389	-
Derivative expense	100,502	-
Loss on extinguishment of debt	(203,578)	535,040
Non cash lease expense	19,709	17,385
Changes in operating assets and liabilities:
Prepaid expenses	(391,918)	-
Accounts receivable	(61,374)	(20,273)
Deferred revenue	60,123	(6,681)
Accounts payable and accrued expenses	(370,528)	418,340
Operating lease liability	(19,421)	(16,100)
Net Cash Used In Operating Activities	(5,296,638)	(1,314,863)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(12,637)	-
Deposits	(100,000)	-
Cash paid for minority investment in business	(100,000)	-
Net Cash Used In Investing Activities	(212,637)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrant	1,312,672	-
Net proceeds from issuance of notes	85,500	303,000
Repayment of notes	(43,716)	(40,000)
Proceeds from issuance of demand loan	-	100,000
Proceeds from issuance of convertible note	-	1,172,610
Repayment of convertible notes	(941,880)	(75,000)
Proceeds from issuance of note payable - related party	-	152,989
Repayment of note payable - related party	-	(180,273)
Purchase of treasury stock and warrants	-	(2,500)
Net Cash Provided By Financing Activities	412,576	1,430,826

Effect of exchange rate changes on cash	(7,311)	(9,239)

Net Change in Cash	(5,104,010)	106,724
Cash - Beginning of Year	7,906,782	11,637
Cash - End of period	$2,802,772	$118,361

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$55,276	$38,086

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of vendor liabilities for common stock	$168,667	$37,500
Warrants issued with debt	$-	$504,295
Shares issued with debt	$-	$32,200
Issuance of common stock for prepaid services	$155,178	$585,000
Conversion of note payable and interest into convertible notes	$-	$385,000
Conversion of Demand loan into notes payable	$-	$150,000
Deferred offering costs	$4,225	$-
Common stock issued upon conversion of notes payable	$142,800	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

March 31, 2021

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

Note 2 – Significant Accounting Policies and Practices

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

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other interim period or for any other future year. These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020, included in the Company’s 2020 Annual Report on Form 10-K filed with the SEC. The balance sheet as of December 31, 2020 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Principles of consolidation

The Company consolidates all majority-owned subsidiaries, if any, in which the parent’s power to control exists.

As of March 31, 2021, the Company’s consolidated subsidiaries and/or entities are as follows:

Name of combined affiliate	State or other jurisdiction of incorporation or organization	Company Ownership Interest
Jerrick Ventures LLC	Delaware	100%
Abacus Tech Pty Ltd	Australia	100%
Seller’s Choice, LLC	New Jersey	100%
Jerrick Global, LLC	Delaware	100%
Give, LLC	Delaware	100%
Creatd Partners LLC	Delaware	100%
Sci-Fi Shop, LLC	Delaware	100%
OG Collection LLC	Delaware	100%
VMENA LLC	Delaware	100%
Vocal For Brands, LLC	Delaware	100%
Vocal Ventures LLC	Delaware	100%
What to Buy, LLC	Delaware	100%

All inter-company balances and transactions have been eliminated.

Fair Value of Financial Instruments

The fair value measurement disclosures are grouped into three levels based on valuation factors:

●	Level 1 – quoted prices in active markets for identical investments

●	Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)

●	Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

The Company’s Level 1 assets/liabilities include cash, accounts receivable, marketable trading securities, accounts payable, prepaid and other current assets, line of credit and due to related parties. Management believes the estimated fair value of these accounts at March 31, 2021 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

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

The following table provides a summary of the relevant assets and liabilities that are measured at fair value on recurring basis:

Fair Value Measurements as of

March 31, 2021

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities - debt securities	$62,733	$-	$-	$62,733
Total assets	$62,733	$-	$-	$62,733

Liabilities:
Derivative liabilities	$344,404	$-	$-	$344,404
Total Liabilities	344,404	$-	$-	$344,404

The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on recurring basis as of March 31, 2021:

	Fair Value	Valuation Methodology	Unobservable Inputs
Marketable securities - debt securities	$62,733	Discounted cash flow analysis	Expected cash flows from the investment

Derivative liabilities	$344,404	Monte Carlo simulations and Binomial model	Risk free rate
			Expected volatility
			Drift rate

The following table provides a summary of the relevant assets that are measured at fair value on non-recurring basis:

Fair Value Measurements as of

March 31, 2021

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity investments, at cost	$317,096	$-	$-	$317,096
Total assets	$317,096	$-	$-	$317,096

The following table shows the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on non-recurring basis as of March 31, 2021:

	Fair Value	Valuation Methodology	Unobservable Inputs
Equity investments, at cost	$317,096	Qualitative assessment per ASC 321-10-35	Qualitative factors

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

Marketable debt securities as of March 31, 2021 are as follows:

	Fair Value Hierarchy	Cost	Unrealized Gains (Loss)	Fair Value
Marketable securities - debt securities	3	$62,733	$-	$62,733

The change in net unrealized holding gain (loss) on debt securities available for sale that has been included in Accumulated Other Comprehensive Income as a separate component of Stockholder’s Equity for the three months ended March 31, 2021 and 2020 was $0 and $0, respectively.

The Company recognizes impairment on loans or notes receivable (that do not meet the definition of a debt security) when it is probable that it will be unable to collect all amounts due according to the contractual terms, and the amount of loss can be estimated. The loss is estimated based on the present value of expected cash flows. During the three months ended March 31, 2021 the Company recognized a $0 credit loss on debt marketable securities.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has never experienced any losses related to these balances. As of March 31, 2021, and December 31, 2020, cash amounts in excess of $250,000 were not fully insured. The uninsured cash balance as of March 31, 2021 was approximately $2.6 million. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

Long-lived Assets Including Goodwill and Other Acquired Intangibles Assets

We evaluate the recoverability of property and equipment and acquired finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any significant impairment charges during the three months ended March 31, 2021.

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

The following table sets forth a summary of the changes in marketable securities - available-for-sale debt securities that are measured at fair value on a recurring basis:

For the three months ended March 31, 2021
Total
Beginning of period	$62,733
Purchase of marketable securities	-
Interest due at maturity	-
Other than temporary impairment	-
Conversion of marketable securities	-
March 31, 2021	$62,733

We invest in debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of March 31, 2021, all of our investments had maturities between one and three years. The marketable debt security investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable.

The following table sets forth a summary of the changes in equity investments, at cost that are measured at fair value on a non-recurring basis:

For the Three Months ended March 31, 2021
Total
Beginning of period	$217,096
Purchase of equity investments	100,000
Conversion of marketable securities	-
March 31, 2021	$317,096

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

The Company utilizes a Geometric Brownian Motion (“GBM”) model and a Binomial model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The inputs utilized in the application of the GBM model included a starting stock price, an expected term of each debenture remaining from the valuation date to maturity, an estimated volatility, and a risk-free rate. The inputs utilized in the application of the Binomial model included a stock price on valuation date, an expected term of each debenture remaining from the valuation date to maturity, an estimated volatility, and a risk-free rate. The Company records the change in the fair value of the derivative as other income or expense in the consolidated statements of operations.

Revenue Recognition

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price. The transaction price for any given subscriber could decrease based on any payments made to that subscriber. A subscriber may be eligible for payment through one or more of the monetization features offered to Vocal creators, including earnings through reads (on a cost per mille basis) and cash prizes offered to Challenge winners;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, we satisfy a performance obligation.

Revenue disaggregated by revenue source for the three months ended March 31, 2021 and 2020 consists of the following:

	Three Months Ended March 31,
	2021	2020
Agency (Managed Services + Branded Content)	$428,300	$248,251
Platform (Creator Subscriptions)	306,902	35,962
Affiliate Sales	8,008	8,149
Other Revenue	703	780
	$743,913	$293,142

Agency Revenue

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

Platform Revenue

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

Affiliate Sales Revenue

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

Deferred Revenue

Deferred revenue consists of billings and payments from clients in advance of revenue recognition. As of March 31, 2021 and December 31, 2020, the Company had deferred revenue of $148,760 and $88,637, respectively.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried when the Company has performed the work in accordance with managed services, project, partner, consulting and branded content agreements. For example, we bill a managed service client monthly when we have updated their Amazon store, modified SEO or completed the other services listed in the agreement. For projects and branded content, we will bill the client and record the receivable once milestones are reached that are set in the agreement. We make estimates for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers. During the three months ended March 31, 2021 the Company recorded $997 as a bad debt expense. As of March 31, 2021 and December 31, 2020, the Company has an allowance for doubtful accounts of $81,506 and $80,509, respectively.

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

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, our equity–based compensation could be materially different in the future. The Company issues awards of equity instruments, such as stock options and restricted stock units, to employees and certain non-employee directors. Compensation expense related to these awards is based on the fair value of the underlying stock on the award date and is amortized over the service period, defined as the vesting period, using the cliff straight-line method. The vesting period is generally one to three years. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock units. Compensation expense is reduced for actual forfeitures as they occur.

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three months ended March 31, 2021 and 2020 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at March 31, 2021 and 2020:

	March 31,
	2021	2020
Options	2,350,062	303,833
Warrants	6,273,778	268,660
Convertible notes - related party	-	1,855
Convertible notes	49,629	430,084
Totals	8,673,469	1,004,432

Recently Adopted Accounting Guidance

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. The updated guidance, which became effective for fiscal years beginning after December 15, 2020, did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU-2016-13”). ASU 2016-13 affects loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. ASU 2016-13 is effective for the fiscal year beginning after December 15, 2022, including interim periods within that fiscal year. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.

In May 2021, the FASB issued authoritative guidance intended to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. (ASU 2021-04), “Derivatives and Hedging Contracts in Entity’s Own Equity (Topic 815). This guidance amendments provide measurement, recognition, and disclosure guidance for an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. This guidance is effective for annual periods after December 15, 2021, including interim periods within those annual periods. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.

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

As reflected in the condensed consolidated financial statements, as of March 31, 2021, the Company had an accumulated deficit of $78.6 million, a net loss of $6.6 million and net cash used in operating activities of $5.3 million for the reporting period then ended. The Company is in default on debentures as of the date of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Note 4 - Equity investments, at cost

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

On October 23, 2020, the Company entered into an equity interest purchase agreement whereas the Company purchased 3.8% ownership of a private company for $115,000. On February 17, 2021 the Company entered into a membership interest purchase agreement whereas the Company purchased another 3.3% ownership of a private company for $100,000.

Note 5 – Notes Payable

Notes payable as of March 31, 2021 and December 31, 2020 is as follows:

	Outstanding Principal as of
	March 31, 2021	December 31, 2020	Interest Rate	Maturity Date
Seller’s Choice Note	$660,000	$660,000	30%	September 2020
The May 2020 PPP Loan Agreement	412,500	412,500	1%	April 2022
The April 2020 PPP Loan Agreement	262,432	282,432	1%	May 2022
The October 2020 Loan Agreement	57,273	55,928	14%	July 21
The November 2020 Loan Agreement	-	23,716	14%	May 2021
The February 2021 Loan Agreement	86,089	-	14%	July 21
	1,478,293	1,434,576
Less: Debt Discount	-	-
Less: Debt Issuance Costs	-	-
	1,478,293	1,434,576
Less: Current Debt	(1,423,995)	(1,221,539)
Total Long-Term Debt	$54,298	$213,037

As of March 31, 2021, if PPP loans payable are not forgiven, remaining scheduled principal payments due on notes payable are as follows:

Twelve months ended March 31,
2021	$1,423,995
2022	54,298
$1,478,293

Seller’s Choice Note

On September 11, 2019, the Company entered into Seller’s Choice Purchase Agreement with Home Revolution LLC (see Note 4). As a part of the consideration provided pursuant to the Seller’s Choice Acquisition, the Company issued the Seller’s Choice Note to the Seller in the principal amount of $660,000. The Seller’s Choice Note bears interest at a rate of 9.5% per annum and is payable on March 11, 2020 (the “Seller’s Choice Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts become due. Upon maturity the Company utilized an automatic extension up to 6 months. This resulted in a 5% increase in the interest rate every month the Seller’s Choice Note is outstanding. As of March 31, 2021 the Company is in default on the Seller’s Choice note.

During the three months ended March 31, 2021 the Company accrued interest of $48,822.

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

During the three months ended March 31, 2021, the Company accrued interest of $696.

During the three months ended March 31, 2021, the Company repaid $20,000 in principal.

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

As each company is only permitted one loan under the CARES Act, there is a possibility the loan may be called by the SBA and the Company would have to repay the loan in full at such time.

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

During the three months ended March 31, 2021, the Company accrued interest of $1,017.

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

During the three months ended March 31, 2021 the Company accrued A$2565 in interest.

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

During the three months ended March 31, 2021, the Company repaid $23,716 in principal and $4,736 of accrued interest.

The February 2021 Loan Agreement

On February 24, 2021, the Company entered into a secured loan agreement (the “February 2021 Loan Agreement”) with a lender (the “February 2021 Lender”), whereby the February 2021 Lender issued the Company a secured promissory note of A$111,683 AUD or $86,089 United States Dollars (the “February 2021 Note”). Pursuant to the February 2021 Loan Agreement, the February 2021 Note has an effective interest rate of 14%. The maturity date of the February 2021 Note is July 31, 2021 (the “February 2021 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the February 2021 Loan Agreement are due. The loan is secured by the Australian research & development credit.

During the three months ended March 31, 2021 the Company accrued A$1,499 in interest.

Note 6 – Convertible Note Payable

Convertible notes payable as of March 31, 2021 and December 31, 2020 is as follows:

	Outstanding Principal as of						Warrants granted
	March 31, 2021	December 31, 2020	Interest Rate	Conversion Price		Maturity Date	Quantity	Exercise Price
The September 2020 convertible Loan Agreement	-	341,880	12%	$-	(*)	September 2021	85,555	5
The October 2020 convertible Loan Agreement	169,400	169,400	6%	$-	(*)	October 2021	-	-
The First December 2020 convertible Loan Agreement	-	600,000	12%	$-	(*)	December 2021	-	-
The Second December 2020 convertible Loan Agreement	169,400	169,400	6%	$-	(*)	December 2021	-	-
	338,800	1,280,680
Less: Debt Discount	(94,226)	(309,637)
Less: Debt Issuance Costs	(5,030)	(73,527)
	239,544	897,516
Less: Current Debt	(239,544)	(897,516)
Total Long-Term Debt	$-	$-

(*)	As subject to adjustment as further outlined in the notes

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

Upon default or 180 days after issuance the First July 2020 Note is convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) equal to 61% multiplied by the lowest trade of the common stock during the twenty (15) consecutive trading day period immediately preceding the date of the respective conversion.t

During the three months ended March 31, 2021 the First July 2020 Note became convertible. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Binomial model at the conversion date and the period end. The conversion feature of First July 2020 Note gave rise to a derivative liability of $112,743. The Company recorded $68,000 as a debt discount and $44,743 was recorded to derivative expense. The debt discount is charged to accretion of debt discount over the remaining term of the convertible note.

During the three months ended March 31, 2021 the Company converted $68,000 in principal and $3,400 in interest into 35,469 shares of the Company’s common stock.

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

Upon default or 180 days after issuance the August 2020 Convertible Note is convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) equal to 61% multiplied by the lowest trade of the common stock during the twenty (15) consecutive trading day period immediately preceding the date of the respective conversion.

The Company recorded a $3,000 debt discount relating to original issue discount associated with this note. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.t

During the three months ended March 31, 2021 the August 2020 Note became convertible. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Binomial model at the conversion date and the period end. The conversion feature of August 2020 Note gave rise to a derivative liability of $120,759. The Company recorded $65,000 was recorded as a debt discount and $55,759 was recorded to derivative expense. The debt discount is charged to accretion of debt discount over the remaining term of the convertible note.

During the three months ended March 31, 2021 the Company converted $68,000 in principal and $3,400 in interest into 29,859 shares of the Company’s common stock.

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

Upon default or 180 days after issuance the Second July 2020 Note is convertible into shares of the Company’s common stock, par value $.001 per share equal to the closing bid price of the Company’s common stock on the trading day immediately preceding the date of the respective conversion.

The Company recorded a $68,255 debt discount relating to original issue discount associated with this note. The Company recorded a $146,393 debt discount relating to 85,555 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the three months ended March 31, 2021 the Company repaid $341,880 in principal and $46,200 in interest.

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

Upon default or 180 days after issuance the October 2020 Note is convertible into shares of the Company’s common stock, par value $0.001 per share (“Conversion Shares”) equal to 75% of average the lowest three trading prices of the Company’s common stock on the fifteen-trading day immediately preceding the date of the respective conversion.

The Company recorded a $19,400 debt discount relating to original issue discount associated with this note. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the three months ended March 31, 2021 the Second July 2020 Note became convertible. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Binomial model at the conversion date and the period end. The conversion feature of Second July 2020 Note gave rise to a derivative liability of $74,860. The Company recorded this as a debt discount. The debt discount is charged to accretion of debt discount over the remaining term of the convertible note.

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

During the three months ended March 31, 2021 the Company repaid $600,000 in principal and $4,340 in interest.

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

Note 7 – Related Party

Notes payable

Notes payable – related party as of March 31, 2021 and December 31, 2020 is as follows:

	Outstanding Principal as of				Warrants granted
	March 31, 2021	December 31, 2020	Interest Rate	Maturity Date	Quantity	Exercise Price
The September 2020 Goldberg Loan Agreement	16,705	16,705	7%	September 2022	-	-
The September 2020 Rosen Loan Agreement	3,295	3,295	7%	September 2022	-	-
	20,000	20,000
Less: Debt Discount	(14,603)	(17,068)
Less: Debt Issuance Costs	-	-
	5,397	2,932
Less: Current Debt	(5,397)	(2,932)
	$-	$-

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

Since the September 2020 Goldberg Note has a make-whole provision if the shares of the Company’s common stock issued to the lender in accordance with the Lender’s Exchange Agreement (see note 11) have a value equal to or less than $7,737,594 determined by using the lowest VWAP of the last 30 days prior to September 14, 2021. The principal amount of the September 2020 Goldberg Note shall increase by 200% of the difference between the initial consideration and the September 14, 2021 value. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The make-whole feature gave rise to a derivative liability of $2,557,275, of which $2,540,570 was recorded as a loss on extinguishment of debt and $16,705 as a debt discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost. The derivative liability is marked to market as of March 31, 2021, and the change in derivative liability is recorded on Condensed Consolidated Statements of Comprehensive Loss. See note 8.

During the three months ended March 31, 2021 the Company accrued interest of $288.

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

Since the September 2020 Rosen Note has a make-whole provision if the shares of the Company’s common stock issued to the lender in accordance with the Lender’s Exchange Agreement (see note 11) have a value equal to or less than $554,924 determined by using the lowest VWAP of the last 30 days prior to September 14, 2021. The principal amount of the September 2020 Rosen Note shall increase by 200% of the difference the initial consideration and the September 14, 2021 value. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The make-whole feature of gave rise to a derivative liability of $504,413, of which $501,118 was recorded as a loss on extinguishment of debt and $3,295 as a debt discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost. The derivative liability is marked to market as of March 31, 2021, and the change in derivative liability is recorded on Condensed Consolidated Statements of Comprehensive Loss. See note 8.

During the three months ended March 31, 2021 the Company accrued interest of $57.

Officer compensation

During the three months ended March 31, 2021 the Company paid $20,082 for living expenses for officers of the Company.

Note 8 – Derivative Liabilities

The Company has identified derivative instruments arising from a make-whole feature in the Company’s notes payable at March 31, 2021. For the terms of the make-whole features see the September 2020 Rosen Loan Agreement and the September 2020 Goldberg Loan Agreement in Note 7. The Company has also identified derivative instruments arising from convertible notes that have an option to convert at a variable number of shares in the Company’s convertible notes payable at March 31, 2021. For the terms of the conversion features see Note 7. The Company had no derivative assets measured at fair value on a recurring basis as of March 31, 2021.

The Company utilized a Geometric Brownian Motion (“GBM”) model and a binomial model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The inputs utilized in the application of the GBM model and binomial model included a starting stock price, an expected term of each debenture remaining from the valuation date to maturity, an estimated volatility, and a risk-free rate.

Risk-free interest rate: The Company uses the risk-free interest rate of a U.S. Treasury Note adjusted to be on a continuous return basis to align with the GBM model and binomial model.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

Volatility: The Company calculates the expected volatility based on the company’s historical stock prices with a look back period commensurate with the period to maturity.

Expected term: The Company’s remaining term is based on the remaining contractual maturity of the convertible notes.

The following are the changes in the derivative liabilities during the three months ended March 31, 2021.

	Three Months Ended March 31, 2021
	Level 1	Level 2	Level 3
Derivative liabilities as January 1, 2021	$-	$-	$42,231
Addition	-	-	308,362
Extinguishment			(203,578)
Changes in fair value	-	-	197,389
Derivative liabilities as March 31, 2021	$-	$-	$344,404

Note 9 – Stockholders’ Equity

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

During the three months ended March 31, 2021, the Company received the $40,000 of the subscription receivable for the Series E Convertible Preferred Stock. The Company has recorded $4,225 to stock issuance costs, which are part of Additional Paid-in Capital.

During the three months ended March 31, 2021, investors converted 6,690 shares of the Company’s Series E Convertible Preferred Stock into 1,623,730 shares of the Company’s common stock.

Common Stock

On January 14, 2021, the Company issued 30,000 shares of its restricted common stock to consultants in exchange for services at a fair value of $133,200.

On January 20, 2021, the Company issued 40,000 shares of its restricted common stock to consultants in exchange for a year of services at a fair value of $192,000. These shares were recorded as common stock issued for prepaid services and will be expensed over the life of the consulting contract to share based payments. During the three months ended March 31, 2021 the Company recorded $36,822 to share based payments.

On February 1, 2021, the Company issued 50,000 shares of its restricted common stock to consultants in exchange for services at a fair value of $196,000.

On February 3, 2021, the Company issued 1,929 shares of its restricted common stock to consultants in exchange for services at a fair value of $8,198.

On February 18, 2021, the Company issued 10,000 shares of its restricted common stock to consultants in exchange for services at a fair value of $48,000.

On February 18, 2021, the Company issued 10,417 shares of its restricted common stock to consultants in exchange for services at a fair value of $50,002.

On February 26, 2021, the Company issued 291 shares of its restricted common stock to consultants in exchange for services at a fair value of $1,499.

On March 17, 2021, the Company issued 9,624 shares of its restricted common stock to consultants in exchange for services at a fair value of $49,371.

On March 28, 2021, the Company issued 31,782 shares of its restricted common stock to settle outstanding vendor liabilities of $125,000.

On March 31, 2021, the Company issued 13,113 shares of its restricted common stock to settle outstanding vendor liabilities of $43,667. In connection with this transaction the Company also recorded a loss on settlement of vendor liabilities of $12,719.

Stock Options

The Company applied fair value accounting for all share-based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for options granted during the three months ended March 31, 2021 are as follows:

March 31, 2021
Exercise price	$2.55 – 14.10
Expected dividends	0%
Expected volatility	223.15 – 242.98%
Risk free interest rate	0.46 – 0.98%
Expected life of option	5 - 7 years

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – December 31, 2020 – outstanding	541,021	12.75	4.29
Granted	1,812,375	6.39	6.22
Exercised	-	-	-
Cancelled/Modified	(3,334)	15.00	-
Balance – March 31, 2021 – outstanding	2,350,062	7.84	5.37
Balance – March 31, 2021 – exercisable	145,834	$23.97	1.55

Option Outstanding			Option Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)
$7.84	2,350,062	5.37	23.97	145,834	1.55

During the ended December 31, 2018 the Company granted options of 11,667 to consultants that has a fair value of $57,123. As of the date of this filing the company has not issued these options and they are recorded as an accrued liability on the Consolidated Balance Sheet.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $818,612, for the three months ended March 31, 2021.

As of March 31, 2021, there was $7,807,672 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1.4 year.

Warrants

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrant	Weighted Average Exercise Price
Balance – December 31, 2020 – outstanding	6,130,948	4.96
Granted	486,516	5.13
Exercised	(333,130)	4.69
Cancelled/Modified	(10,556)	24.00
Balance – March 31, 2021 – outstanding	6,273,778	4.96
Balance – March 31, 2021 – exercisable	6,273,778	$4.96

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.96	6,273,778	4.52	4.96	6,273,778	4.52

During the three months ended March 31, 2021, the Company issued 302,404 shares of common stock to a certain warrant holder upon the exercise of a warrant to purchase 333,130 shares of common stock. The Company received $1,272,672 in connection with the exercise of a warrant.

During the three months ended March 31, 2021 a total of 486,516 warrants were issued in connection with the Series E Convertible Preferred Stock raise.

Share-based awards, restricted stock award (“RSAs”)

On February 4, 2021 the Board resolved that, the Company shall pay each member of the Board, for each calendar quarter during which such member continues to serve on the Board, compensation as a group amounts to $62,500 per quarter. The shares vest one year after issuance. The $62,500 worth of Common Stock is based on the closing price on the last day of the quarter. Since the shares are based on a variable number of shares in a future period the Company classified this grant as a liability in accordance with ASC 480.

A summary of the activity related to RSUs for the three months ended March 31, 2021is presented below:

Restricted stock units (RSUs)	Total shares	Grant date fair value
RSAs non-vested at January 1, 2021	-	$-
RSAs granted	55,876	$ 4.30 – 4.32
RSAs vested	-	$-
RSAs forfeited	-	$-

RSAs non-vested March 31, 2021	55,876	$ 4.30 – 4.32

Stock-based compensation for RSA’s has been recorded in the consolidated statements of operations and totaled $228,535, for the three months ended March 31, 2021.

Note 10 – Commitments and Contingencies

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

As each company is only permitted one loan under the CARES Act, there is a possibility the loan may be called by the SBA and the Company would have to repay the loan in full at such time.

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

On April 1, 2019, the Company signed a 4-year lease for approximately 796 square feet of office space at 2050 Center Avenue Suite 660, Fort Lee, New Jersey 07024. Commencement date of the lease is April 1, 2019. The total amount due under this lease is $108,229.

The components of lease expense were as follows:

Three Months Ended March 31, 2021
Operating lease cost	$19,709
Short term lease cost	3,714
Total net lease cost	$23,423

Supplemental cash flow and other information related to leases was as follows:

Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease payments	26,646

Weighted average remaining lease term (in years):	2.2

Weighted average discount rate:	13%

Total future minimum payments required under the lease as of December 31, 2020 are as follows:

Twelve Months Ending December 31,
2021	$82,336
2022	114,627
2023	53,094
Total	$250,058

Rent expense for the three months ended March 31, 2021 and 2020 was $26,934.30 and $21,358, respectively.

Note 11 – Subsequent Events

On May 13, 2021, one of the Company’s vendors issued a credit memo crediting $399,050 for Q1 2021 services.

Subsequent to March 31, 2021, the Company entered into one promissory note agreement with net proceeds of $115,000, and subsequently repaid $28,403 towards the note.

Subsequent to March 31, 2021, the Company entered into convertible promissory notes with three investors for aggregate net proceeds of $3,860,000. The Company issued an aggregate of 1,090,908 warrants with an exercise price of $4.50.

Subsequent to March 31, 2021, a lender converted $169,400 in outstanding debt into 55,631 shares of Common Stock.

Subsequent to March 31, 2021, a total of 43,084 warrants were exercised via cashless exercise, resulting in the cancellation of 43,084 warrants, and the issuance of 18,259 shares of Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q and other reports filed by Creatd, Inc. (the “Company”), from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 31, 2021.

Overview

Our mission is to empower creators, entrepreneurs, and brands through technology and partnership. We accomplish this through Creatd’s three main business pillars: Vocal Ventures, Creatd Partners, and Recreatd. At its core, Creatd centers around the philosophy that creators are the driving force that propels success in the digital realm. This philosophy is represented by a framework we call the Creatd Cycle, which operates on the premise that creators produce content that attracts audiences, who in turn attract brands who are interested in reaching those audiences.

Creatd’s first pillar, Vocal Ventures, houses our proprietary technology platforms, including Creatd’s flagship product, the Vocal platform, and its network of 37 wholly owned-and-operated creator communities. Through Vocal, creators can create and share their stories in a way that helps them get discovered by their ideal audiences and be rewarded for their creativity. Similarly, brands can access their ideal consumers and drive conversions for their products and services. The Vocal platform’s scalable and unique underlying agile framework lends itself well to future acquisitions and white-label opportunities for Creatd’s technology because of the ease with which other platforms can be integrated into our ecosystem.

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

Since its initial launch in 2016, Vocal has grown to be one of the fastest growing communities for content creators of all kinds, including writers, musicians, podcasters, photographers, and more; as of March 2021, Vocal has reached over 900,000 freemium creators and over 20,000 Vocal+ paid subscribers across its 38 owned and operated niche communities. Subsequent to the first quarter 2021, the Company announced that Vocal+ reached a new record high, surpassing 25,000 subscribers.

Vocal provides a broad stage for creators to connect with fans and find new audiences. In addition to enabling access to millions of unique monthly visitors, the platform provides creators with a full suite of tools and services for content creation, discovery, distribution, and monetization, including:

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

Vocal for Brands

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

Additionally, with the introduction of Challenges in early first quarter 2020, brands can now collaborate with Vocal on a sponsored Challenge, prompting the creation of high-quality stories that are centered around the brand’s mission and further disseminated through creators’ respective social channels and promotional outlets.

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

Creatd Partners’ first investment is Plant Camp, a direct-to-consumer food company that creates healthy and nutritional upgrades to classic foods and was launched in December 2020. In first quarter 2021, the Company announced its second Creatd Partner investment, Untamed Photographer, an environmental art platform for wildlife photographers.

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

Results of Operations

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2021 compared to December 31, 2020:

	March 31, 2021	December 31, 2020	Increase / (Decrease)
Current Assets	$3,521,228	$8,020,993	$(4,499,765)
Current Liabilities	$4,286,648	$4,968,427	$(681,779)
Working Capital (Deficit)	$(765,420)	$3,052,566	$(3,817,986)

At March 31, 2021, we had a working capital (deficit) of $765,420 as compared to a working capital of $3,052,566 at December 31, 2020, a decrease in working capital of $3,817,986. The decrease is primarily attributable to a reduction in cash and an increase in derivative liability, share liability, deferred revenue and notes payable. This was offset by an increase in prepaid expense, and a decrease in accounts payable and convertible notes payable.

Net Cash

Net cash used in operating activities for the three months ended March 31, 2021 and 2020, was $5,296,638 and $1,314,863, respectively. The net loss for the three months ended March 31, 2021 and 2020 was $6,643,237 and $2,985,997, respectively. This change is primarily attributable to the net loss for the current period offset by share-based payments in the amount of $1,570,239 to employees and consultants for services rendered, the accretion of debt discount and debt issuance costs of $497,165 due to the incentives given with debentures, and a gain on extinguishment of debt of $100,502 in addition to a change in accounts payable and accrued expenses of $370,528.

Net cash used in investing activities for the three months ended March 31, 2021 was $212,637. This is attributable to the purchase of property and equipment, deposits on investments, and cash paid for the purchase of investments.

Net cash provided by financing activities for the three months ended March 31, 2021 and 2020 was $412,576 and $1,430,826. During the three months ended March 31, 2021, the Company was predominantly financed by net proceeds from the exercise of warrant of $1,312,672 and the proceeds from loans and notes of $85,500 to fund operations, the proceeds of which were partially offset by the repayment of notes and loans a of $985,596. Similarly, the Company’s financing activity for the three-month period ended March 31, 2020 generated $1,475,610 from loans and notes, the proceeds of which were partially offset from repayment of notes of $115,000.

Summary of Statements of Operations for the Three Months Ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Revenue	$743,913	$293,142
Operating Expenses	$6,689,910	$2,119,091
Loss from operations	$(5,945,997)	$(1,825,949)
Other Expenses	$(697,240)	$(1,160,048)
Net loss	$(6,643,237)	$(2,985,997)
Loss per common share – basic and diluted	$(0.68)	$(0.96)

Revenue

Revenue was $743,913 for the three months ended March 31, 2021, as compared to $293,142 for the comparable three months ended March 31, 2020, an increase of $450,771. The year-over-year increase in quarterly revenue is attributable to the steady growth of Vocal+ Creator Subscriptions as well as growth in the Company’s agency businesses, Vocal for Brands and Seller’s Choice, which have experienced an acceleration in revenues.

Operating Expenses

Operating expenses for the three months ended March 31, 2021, were $6,689,910 as compared to $2,119,091 for the three months ended March 31, 2020. The increase of $4,570,819 in operating expenses is mainly related to a $993,000 increase in personnel compensation, as a result of the Company’s significantly increasing employee headcount; a $1.6 million increase in marketing expenditure, which will be actively managed to achieve optimum return on investment; $1.5 million in stock-based compensation to employees and consultants, as well as incentive-based options issued to employees.

Loss from Operations

Loss from operations for the three months ended March 31, 2021, was $(5,945,997) as compared to $(1,825,949) for the three months ended March 31, 2020. The increase in the loss from operations this quarter primarily reflects an increase in marketing due to the launch of a significant marketing campaign, and redundancies in new staff members and outsourced costs that will be eliminated over time. Going forward, the Company expects the loss from operations to return to base levels

Other Income and Expenses

Other income and expenses for the three months ended March 31, 2021 was $697,240 as compared to $1,160,048 for the three months ended March 31, 2020. The decrease in first quarter 2021 other expenses was predominantly due to a gain on extinguishment of debt of $738,618 and a reduction in interest expense. This was offset by an increase in derivative expense, change in fair value of derivative liability, and accretion of debt discount and issuance cost.

Net Loss

Net loss attributable to common shareholders for the three months ended March 31, 2021, was $6,643,237, or loss per share of $0.68, as compared to a net loss attributable to common shareholders of $2,985,997, or loss per share of $0.96, for the three months ended March 31, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements.

Significant Accounting Policies

Our significant accounting policies are described in Note 2 of the Condensed Consolidated Financial Statements. During the three months ending March 31, 2021, we were not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses. However, if we complete an acquisition, we will be required to make estimates and assumptions typical of other companies. For example, we will be required to make critical accounting estimates related to valuation and accounting for business combinations. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposures to market risk since December 31, 2020. For details on the Company’s interest rate, foreign currency exchange, and credit risks, see “Item 7A. Quantitative and Qualitative Information About Market Risks” in our 2020 Annual Report.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are not effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, during first quarter 2021, the Company continued the complete review of all of its financial procedures and controls that was requisitioned and begun during 2020 and is continuing the process of updating and optimizing its infrastructure around these controls. The Company believes that this process will positively affect our internal control over financial reporting in the future.

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

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our most recent Annual Report on Form 10-K for the year ended December 31, 2020, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2021, we issued securities that were not registered under the Securities Act and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q as listed below. All of the securities discussed in this Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

Employee Options Issuances

On February 19, 2021, the Company issued options to purchase 1,473,000 shares of Common Stock granted to management and employees under the Jerrick Media Holdings, Inc. 2020 Omnibus Equity Incentive Plan. These options have an exercise price of $5.65, vest 50% on February 19, 2022 and 50% on February 19, 2023 and expire 5 years from the date of vesting.

Conversion of Outstanding Promissory Notes

On January 4, 2021, a lender converted $68,000 in promissory notes into 35,469 shares of Common Stock.

On February 22, 2021, a lender converted $68,000 in promissory notes into 29,859 shares of Common Stock.

Consultant Shares

During the three months ended March 31, 2021, the Company issued 152,261 shares of Common Stock to consultants and employees.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 14, 2021 (the “Effective Date”), the Company entered into a securities purchase agreement (the “Purchase Agreement”) with three accredited investors (the “Investors”), whereby, at the closing, the Investors have agreed to purchase from the Company (i) convertible notes in the aggregate principal amount of $4,666,668 (the “Notes”), inclusive of original issuance discount, and (ii) 1,090,908 warrants (the “Warrants”) to purchase shares of the Company’s common stock. The Notes have a maturity date of November 22, 2022, with monthly installment payments due beginning six months from the date of issuance of the Notes. The Notes do not bear interest except in connection with a default, as described in the Notes. The Notes are convertible into shares of Common Stock at a fixed price of $5.00 per share, subject to adjustment as set forth in the Notes. The Company received $4.0 million of gross proceeds, reflecting an original issuance discount of $666,668.

The Warrants are exercisable for a term of five-years from the date of issuance, at an exercise price of $4.50 per share. The Warrants provide for cashless exercise to the extent that there is no registration statement available for the underlying shares of Common Stock.

The representations and warranties contained in the Purchase Agreement were made by the parties to, and solely for the benefit of, the other in the context of all of the terms and conditions of the Purchase Agreement and in the context of the specific relationship between the parties. The provisions of the Purchase Agreement, including the representations and warranties contained therein, are not for the benefit of any party other than the parties to the Purchase Agreement. The Purchase Agreement is not intended for investors and the public to obtain factual information about the current state of affairs of the parties.

Pursuant to the Purchase Agreement, the Company agreed to file with the Securities and Exchange Commission by not later than 15 business days from the date of the registration statement to register for resale the shares of Common Stock underlying the Notes and Warrants.

In connection with the Purchase Agreement, the Company entered into (a) that certain Security Agreement, granting a security interest in favor of Lind Global Macro Fund, LP as agent for the Investors (“Security Agreement”); and (b) that certain Trademark Security Agreement, granting a security interest in certain trademark collateral in favor of Lind Global Macro Fund, LP as agent for the Investors (the “Trademark Security Agreement”).

The closing of the Purchase Agreement occurred on May 17, 2021.

The above disclosure contains only a brief description of the material terms of the Purchase Agreement, the Notes, the Warrants, the Security Agreement, and the Trademark Security Agreement, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such description is qualified in its entirety by reference to the full text of the Purchase Agreement, the Notes, the Warrants, the Security Agreement, and the Trademark Security Agreement, the forms of which are attached as Exhibits 10.1, 4.1, 4.2, 10.2, and 10.3, respectively, to this Quarterly Report on Form 10-Q, and are incorporated herein by reference.

Item 6. Exhibits.

Exhibit No.	Description
4.1*	Form of Convertible Note

4.2*	Form of Warrant

10.1*	Form of Securities Purchase Agreement

10.2*	Security Agreement

10.3*	Trademark Security Agreement

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1#	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
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

