Form 10-Q
period 2021-06-30
Creatd, Inc.
filed 2021-08-13
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-39500

Creatd, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0645394
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of a “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐   No ☒

As of August 13, 2021, the registrant had 13,848,057 shares of its common stock, par value $0.001 per share, outstanding.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND
OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our ability to continue as a going concern;

●	our operating expenses exceed our revenues and will likely continue to do so for the foreseeable future;

●	our ability to obtain additional capital, which may be difficult to raise as a result of our limited operating history or any number of other reasons;

●	our ability to provide digital content that is useful to users;

●	our ability to retain existing users or add new users;

●	competition from traditional media companies;

●	general economic conditions and events and the impact they may have on us and our users; and

●	other factors discussed in this Form 10-Q.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Creatd, Inc.

June 30, 2021

Creatd, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets

Current Assets
Cash	$2,124,656	$7,906,782
Accounts receivable, net	284,419	90,355
Prepaid expenses and other current assets	888,788	23,856
Total Current Assets	3,297,863	8,020,993

Property and equipment, net	60,412	56,258
Intangible assets	1,493,864	960,611
Goodwill	1,037,992	1,035,795
Deposits and other assets	148,450	191,836
Marketable securities	-	62,733
Minority investment in business	367,096	217,096
Operating lease right of use asset	199,441	239,158

Total Assets	$6,605,118	$10,784,480

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$2,952,353	$2,638,688
Derivative liabilities	436,295	42,231
Convertible Notes, net of debt discount and issuance costs	67,048	897,516
Current portion of operating lease payable	95,579	79,816
Note payable - related party, net of debt discount	7,890	-
Note payable, net of debt discount and issuance costs	1,054,600	1,221,539
Deferred revenue	208,517	88,637
Total Current Liabilities	4,822,282	4,968,427

Non-current Liabilities:
Note payable	34,036	213,037
Convertible Notes	2,099,400	-
Operating lease payable	102,231	157,820
Total Non-current Liabilities	2,235,667	370,857

Total Liabilities	7,057,949	5,339,284

Commitments and contingencies

Stockholders’ Equity
Series E Preferred stock, $0.001 par value, 1,048 and 7,738 shares issued and outstanding, respectively	1	8
Common stock par value $0.001: 100,000,000 shares authorized; 11,857,675 issued and 11,852,018 outstanding as of June 30, 2021 and 8,736,378 issued and 8,727,028 outstanding as of December 31, 2020	11,858	8,737
Additional paid in capital	87,131,333	77,505,013
Subscription receivable	-	(40,000)
Less: Treasury stock, 5,657 and 5,657 shares, respectively	(62,406)	(62,406)
Accumulated deficit	(87,544,953)	(71,928,922)
Accumulated other comprehensive income	(45,097)	(37,234)
Total Creatd, Inc. Stockholders’ Equity	(509,264)	5,445,196
Non-controlling interest in consolidated subsidiary	56,433	-
	(452,831)	5,445,196

Total Liabilities and Stockholders’ Equity	$6,605,118	$10,784,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net revenue	$970,857	$322,540	$1,714,770	$615,682

Operating expenses
Research and development	56,598	35,705	385,450	171,275
Marketing	4,194,524	422,733	6,237,179	855,564
Stock based compensation	1,940,250	1,602,649	3,510,489	1,994,792
General and administrative	3,160,280	1,796,705	5,908,444	2,955,252

Total operating expenses	9,351,652	3,857,792	16,041,562	5,976,883

Loss from operations	(8,380,795)	(3,535,252)	(14,326,792)	(5,361,201)

Other income (expenses)
Other income	-	14,229	-	77,785
Interest expense	(60,760)	(491,206)	(259,431)	(866,736)
Accretion of debt discount and issuance cost	(354,199)	(140,274)	(851,364)	(327,221)
Derivative expense	-	-	(100,502)	-
Change In derivative liability	(65,442)	-	(262,831)	-
Impairment of investment	(62,733)	-	(62,733)	-
Gain (loss) on settlement of vendor liabilities	-	-	92,909	(126,087)
Gain on marketable securities	-	10,042	-	10,042
Gain (loss) on extinguishment of debt	82,431	470	286,009	(534,570)
Gain on Forgiveness of debt	279,022	-	279,022	-

Other expenses, net	(181,681)	(606,739)	(878,921)	(1,766,787)

Loss before income tax provision	(8,562,476)	(4,141,991)	(15,205,713)	(7,127,988)

Income tax provision	-	-	-	-

Net loss	$(8,562,476)	$(4,141,991)	$(15,205,713)	$(7,127,988)

Non-controlling interest in net loss	432	-	432	-

Net Loss attributable to Creatd, Inc.	(8,562,044)	(4,141,991)	(15,205,281)	(7,127,988)

Deemed dividend	(410,750)	-	(410,750)	-

Net loss attributable to common shareholders	(8,972,794)	(4,141,991)	(15,616,031)	(7,127,988)

Comprehensive loss

Net loss	(8,562,476)	(4,141,991)	(15,205,713)	(7,127,988)

Currency translation gain (loss)	(552)	(19,291)	(7,863)	(28,530)

Comprehensive loss	$(8,563,028)	$(4,161,282)	$(15,213,576)	$(7,156,518)

Per-share data
Basic and diluted loss per share	$(0.81)	$(1.30)	$(1.49)	$(2.28)

Weighted average number of common shares outstanding	11,081,354	3,194,321	10,465,815	3,122,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended June 30, 2021 (Unaudited)

	Series E						Additional		Non-	Other
	Preferred Stock		Common Stock		Treasury stock		Paid In	Accumulated	Controlling	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income	Equity
Balance, April 1, 2021	1,088	$1	10,925,026	$10,925	5,657	$(62,406)	$80,633,380	$(78,572,159)	$-	$(44,545)	$1,965,196

Stock based compensation	-	-	89,050	89	-	-	2,064,575	-	-	-	2,064,664

Conversion of warrants to stock	-	-	18,259	18	-	-	(18)	-	-	-	-

Stock warrants issued with note payable	-	-	-	-	-	-	1,601,452	-	-	-	1,601,452

Cash received for common stock	-	-	750,000	750	-	-	2,212,750	-	-	-	2,213,500

Shares issued for prepaid services	-	-	10,000	10	-	-	34,490	-	-	-	34,500

Common stock issued upon conversion of notes payable	-	-	55,631	56	-	-	173,964	-	-	-	174,020

Conversion of preferred series E to stock	(40)	-	9,709	10	-	-	(10)	-	-	-	-

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(552)	(552)

Non-controlling interest in consolidated subsidiary from acquisition	-	-	-	-	-	-	-	-	56,865	-	56,865

Dividends	-	-	-	-	-	-	410,750	(410,750)	-	-	-

Net loss for the three months ended June 30, 2021	-	-	-	-	-	-	-	(8,562,044)	(432)	-	(8,562,476)

Balance, June 30, 2021	1,048	$1	11,857,675	$11,858	5,657	$(62,406)	$87,131,333	$(87,544,953)	$56,433	$(45,097)	$(452,831)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2021 (Unaudited)

	Series E						Additional			Non-	Other
	Preferred Stock		Common Stock		Treasury stock		Paid In	Subscription	Accumulated	Controlling	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Interest	Income	Equity
Balance, January 1, 2021	7,738	$8	8,736,378	$8,737	5,657	$(62,406)	$77,505,013	$(40,000)	$(71,928,922)	$-	$(37,234)	$5,445,196

Stock based compensation	-	-	201,311	201	-	-	3,410,380	-	-	-	-	3,410,581

Shares issued for prepaid services	-	-	50,000	50	-	-	226,450	-	-	-	-	226,500

Shares issued to settle vendor liabilities	-	-	44,895	45	-	-	181,341	-	-	-	-	181,386

Common stock issued upon conversion of notes payable	-	-	120,959	121	-	-	316,699	-	-	-	-	316,820

Exercise of warrants to stock	-	-	320,693	321	-	-	1,272,350	-	-	-	-	1,272,671

Cash received for common	-	-	750,000	750	-	-	2,212,750	-	-	-	-	2,213,500

Cash received for preferred series E and warrants	40	-	-	-	-	-	(4,225)	40,000	-	-	-	35,775

Conversion of preferred series E to stock	(6,730)	(7)	1,633,439	1,633	-	-	(1,626)	-	-	-	-	-

Stock warrants issued with note payable	-	-	-	-	-	-	1,601,451	-	-	-	-	1,601,451

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	(7,863)	(7,863)

Non-controlling interest in consolidated subsidiary from acquisition	-	-	-	-	-	-	-	-	-	56,865	-	56,865

Dividends	-	-	-	-	-	-	410,750	-	(410,750)	-	-	-

Net loss for the six months ended June 30, 2021	-	-	-	-	-	-	-	-	(15,205,281)	(432)	-	(15,205,713)

Balance, June 30, 2021	1,048	$1	11,857,675	$11,858	5,657	$(62,406)	$87,131,333	$-	$(87,544,953)	$56,433	$(45,097)	$(452,831)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended June 30, 2020 (Unaudited)

					Additional		Other
	Common Stock		Treasury stock		Paid In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance, April 1, 2020	3,140,894	$3,141	159,850	$(367,174)	$37,754,638	$(47,566,434)	$(15,234)	$(10,191,063)

Shares Issued with note payable	5,424	5	-	-	27,292	-	-	27,297

Coversion of warrants to stock	2,239	2	-	-	(10,002)	-	-	(10,000)

Conversion of options to stock	229,491	229	-	-	1,405,435	-	-	1,405,664

Stock warrants issued with note payable	-	-	-	-	247,281	-	-	247,281

Cancellation of Treasury stock	(50,650)	(51)	(151,951)	349,030	(348,979)	-	-	-

Purchase of treasury stock	-	-	14,484	(42,018)	-	-	-	(42,018)

Foreign currency translation adjustments	-	-	-	-	-	-	(19,291)	(19,291)

Net loss for the three months ended June 30, 2020	-	-	-	-	-	(4,141,991)	-	(4,141,991)

Balance, June 30, 2020	3,327,398	$3,326	22,383	$(60,162)	$39,075,665	$(51,708,425)	$(34,525)	$(12,724,121)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2020 (Unaudited)

					Additional		Other
	Common Stock		Treasury stock		Paid In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance, Jan 1, 2019	3,059,646	$3,060	159,850	$(367,174)	$36,391,818	$(44,580,437)	$(5,995)	$(8,558,728)

Shares issued with notes payable	8,107	8	-	-	58,928	-	-	58,936

Shares issued for services	50,000	50	-	-	584,948	-	-	584,998

Shares issued to settle vendor liabilities	23,565	24	-	-	235,611	-	-	235,635

Conversion of warrants to stock	7,239	7	-	-	(4,235)	-	-	(4,228)

Conversion of options to stock	229,491	229	-	-	1,405,435	-	-	1,405,664

Stock warrants issued with note payable	-	-	-	-	752,138	-	-	752,138

Cancellation of Treasury stock	(50,650)	(51)	(151,951)	349,030	(348,979)	-	-	-

Purchase of treasury stock	-	-	14,484	(42,018)	-	-	-	(42,018)

Foreign currency translation adjustments	-	-	-	-	-	-	(28,530)	(28,530)

Net loss for the six months ended June 30, 2020	-	-	-	-	-	(7,127,988)	-	(7,127,988)

Balance, June 30, 2020	3,327,398	$3,327	22,383	$(60,162)	$39,075,664	$(51,708,425)	$(34,525)	$(12,724,121)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,205,713)	$(7,127,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91,042	76,939
Impairment of investment	62,733	-
Accretion of debt discount and issuance cost	851,364	327,221
Share-based compensation	3,510,489	1,994,792
Bad debt expense	-	34,737
Gain on marketable securities	-	(10,042)
Gain on Forgiveness of debt	(279,022)	-
(Gain) loss on settlement of vendor liabilities	(92,909)	126,087
Change in fair value of derivative liability	262,831	-
Derivative Expense	100,502	-
(Gain) loss on extinguishment of debt	(286,009)	534,570
Non cash lease expense	39,717	34,969
Changes in operating assets and liabilities:
Prepaid expenses	(742,565)	-
Accounts receivable	(186,420)	(60,350)
Deposits and other assets	63,356	(2,137)
Deferred revenue	119,209	5,268
Accounts payable and accrued expenses	734,643	1,213,615
Operating lease liability	(39,826)	(33,064)
Net Cash Used In Operating Activities	(10,996,578)	(2,885,383)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(25,650)	(6,339)
Deposits	(100,000)	(166,283)
Cash paid for minority investment in business	(150,000)	(30,000)
Cash consideration for acquisition, net	(469,768)	-
Net Cash Used In Investing Activities	(745,418)	(202,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrant	1,312,672	-
Net proceeds from issuance of notes	199,788	1,349,094
Repayment of notes	(276,838)	(58,226)
Proceeds from issuance of demand loan	-	250,000
Proceeds from issuance of convertible note	3,460,491	1,920,460
Repayment of convertible notes	(941,880)	(75,000)
Proceeds from issuance of note payable - related party	-	152,989
Repayment of note payable - related party	-	(327,773)
Proceeds from issuance of common stock and warrants	2,213,500	-
Purchase of treasury stock and warrants	-	(62,018)
Net Cash Provided By Financing Activities	5,967,733	3,149,526

Effect of exchange rate changes on cash	(7,863)	(28,530)

Net Change in Cash	(5,782,126)	32,991
Cash - Beginning of Period	7,906,782	11,637
Cash - End of period	$2,124,656	$44,628

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$55,276	$55,859

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of vendor liabilities	$168,667	$109,548
Warrants issued with debt	$1,601,452	$752,136
Shares issued with debt	$-	$58,935
Issuance of common stock for prepaid services	$226,500	$585,000
Cancellation of Treasury stock	$-	$349,030
Conversion of note payable and interest into convertible notes	$-	$385,000
Conversion of Demand loan into notes payable	$-	$150,000
Deferred offering costs	$4,225	$-
Common stock and warrants issued upon conversion of notes payable	$316,820	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

June 30, 2021

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

On September 11, 2019, the Company acquired 100% of the membership interests of Seller’s Choice, LLC, a New Jersey limited liability company (“Seller’s Choice”). Seller’s Choice is a digital e-commerce agency based in New Jersey (see Note 4).

On September 9, 2020, the Company filed a certificate of amendment with the Secretary of State of the State of Nevada to change our name to “Creatd, Inc.”, which became effective on September 10, 2020.

On June 4, 2021, the Company acquired 89% of the membership interests of Plant Camp, LLC, a Delaware limited liability company (“Plant Camp”). Plant Camp is a CPG company that creates healthy upgrades to kid-friendly foods.

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

Principles of consolidation

The Company consolidates all majority-owned subsidiaries, if any, in which the parent’s power to control exists.

As of June 30, 2021, the Company’s consolidated subsidiaries and/or entities are as follows:

Name of combined affiliate	State or other jurisdiction of incorporation or organization	Company Ownership Interest
Jerrick Ventures LLC	Delaware	100%
Abacus Tech Pty Ltd	Australia	100%
Seller’s Choice, LLC	New Jersey	100%
Recreatd, LLC	Delaware	100%
Give, LLC	Delaware	100%
Creatd Partners LLC	Delaware	100%
Plant Camp LLC	Delaware	89%
Sci-Fi Shop, LLC	Delaware	100%
OG Collection LLC	Delaware	100%
VMENA LLC	Delaware	100%
Vocal For Brands, LLC	Delaware	100%
Vocal Ventures LLC	Delaware	100%
What to Buy, LLC	Delaware	100%

All inter-company balances and transactions have been eliminated.

Fair Value of Financial Instruments

The fair value measurement disclosures are grouped into three levels based on valuation factors:

●	Level 1 – quoted prices in active markets for identical investments

●	Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)

●	Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

The Company’s Level 1 assets/liabilities include cash, accounts receivable, marketable trading securities, accounts payable, prepaid and other current assets, line of credit and due to related parties. Management believes the estimated fair value of these accounts at June 30, 2021 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

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

The following table provides a summary of the relevant assets and liabilities that are measured at fair value on recurring basis:

Fair Value Measurements as of

June 30, 2021

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities - debt securities	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities:
Derivative liabilities	$436,295	$-	$-	$436,295
Total Liabilities	436,295	$-	$-	$436,295

The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on recurring basis as of June 30, 2021:

	Fair Value	Valuation Methodology	Unobservable Inputs
Marketable securities - debt securities	$-	Discounted cash flow analysis	Expected cash flows from the investment

Derivative liabilities	$436,295	Monte Carlo simulations and Binomial model	Risk free rate Expected volatility; Drift rate

The following table provides a summary of the relevant assets that are measured at fair value on non-recurring basis:

Fair Value Measurements as of

June 30, 2021

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity investments, at cost	$367,096	$-	$-	$367,096
Total assets	$367,096	$-	$-	$367,096

The following table shows the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on non-recurring basis as of June 30, 2021:

	Fair Value	Valuation Methodology	Unobservable Inputs
Equity investments, at cost	$367,096	Qualitative assessment per ASC 321-10-35	Qualitative factors

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

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has never experienced any losses related to these balances. As of June 30, 2021, and December 31, 2020, cash amounts in excess of $250,000 were not fully insured. The uninsured cash balance as of June 30, 2021 was approximately $1.9 million. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

Long-lived Assets Including Goodwill and Other Acquired Intangibles Assets

We evaluate the recoverability of property and equipment and acquired finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any impairment charges for these type of assets during the six months ended June 30, 2021.

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

The following table sets forth a summary of the changes in marketable securities - available-for-sale debt securities that are measured at fair value on a recurring basis:

For the three and six months ended June 30, 2021
Total
Beginning of period	$62,733
Purchase of marketable securities	-
Interest due at maturity	-
Other than temporary impairment	(62,733)
Conversion of marketable securities	-
June 30, 2021	$-

We invest in debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of June 30, 2021, all of our investments had maturities between one and three years. The marketable debt security investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. During the three and six months ended June 30, 2021 the Company recognized a $62,733 impairment of the debt security.

The following table sets forth a summary of the changes in equity investments, at cost that are measured at fair value on a non-recurring basis:

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
	Total	Total
Beginning of period	$317,096	$217,096
Purchase of equity investments	50,000	150,000
June 30, 2021	$367,096	$367,096

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

Foreign Currency

Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at our Consolidated Balance Sheet dates. Results of operations and cash flows are translated using the average exchange rates throughout the periods. The effect of exchange rate fluctuations on the translation of assets and liabilities is included as a component of stockholders’ equity in accumulated other comprehensive income. Gains and losses from foreign currency transactions, which are included in operating expenses, have not been significant in any period presented.

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

The Company adopted Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock. Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The Company changed its method of accounting for the debt and warrants through the early adoption of ASU 2017-11 during the three months ended December 31, 2017, on a retrospective basis.

The Company utilizes a Monte Carlo simulation model for the make whole feature and a binomial option model for convertible notes that have an option to convert at a variable number of shares to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The inputs utilized in the application of the Monte Carlo model included a starting stock price, an expected term of each debenture remaining from the valuation date to maturity, an estimated volatility, drift, and a risk-free rate. The inputs utilized in the application of the Binomial model included a stock price on valuation date, an expected term of each debenture remaining from the valuation date to maturity, an estimated volatility, and a risk-free rate. The Company records the change in the fair value of the derivative as other income or expense in the consolidated statements of operations.

Revenue Recognition

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price. The transaction price for any given subscriber could decrease based on any payments made to that subscriber. A subscriber may be eligible for payment through one or more of the monetization features offered to Vocal creators, including earnings through reads (on a cost per mile basis) and cash prizes offered to Challenge winners;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, we satisfy a performance obligation.

Revenue disaggregated by revenue source for the three and six months ended June 30, 2021 and 2020 consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Agency (Managed Services + Branded Content)	$488,836	$258,834	$917,136	$507,085
Platform (Creator Subscriptions)	451,965	54,972	758,867	90,934
Ecommerce	5,526	-	5,526	-
Affiliate Sales	7,798	8,195	15,806	16,344
Other Revenue	16,732	539	17,435	1,319
	$970,857	$322,540	$1,714,770	$615,682

Timing of revenue recognition for the three and six months ended June 30, 2021 and 2020 consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Products and services transferred over time	$940,801	$313,806	$1,676,003	$598,019
Products transferred at a point in time	30,056	8,734	38,767	17,663
	$970,857	$322,540	$1,714,770	$615,682

Agency Revenue

Managed Services

The Company provides Studio/Agency Service offerings to business-to-business (B2B) and business-to-consumer (B2C) product and service brands which encompasses a full range of digital marketing and e-commerce solutions. The Company’s services include the setup and ongoing management of clients’ websites, Amazon and Shopify storefronts and listings, social media pages, search engine marketing, and other various tools and sales channels utilized by e-commerce sellers for sales and growth optimization. Contracts are broken into three categories: Partners, Monthly Services, and Projects. Contract amounts for Partner and Monthly Services clients range from approximately $500-$7,500 per month while Project amounts vary depending on the scope of work. Partner and Monthly clients are billed monthly for the work completed within that month. Partner Clients may or may not have an additional billing component referred to as Sales Performance Fee, which is a fee based upon a previously agreed upon percentage point of the client’s total sales for the month. Some Partners may also have projects within their contracts that get billed and recognized as agreed upon project milestones are achieved. Revenue is recognized over time as service obligations and milestones in the contract are met.

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

E-Commerce Revenue

The Company generates revenue through the sale of consumer products through its e-commerce distribution channels. The Company satisfies its performance obligation upon receipt of product by its customers.

Deferred Revenue

Deferred revenue consists of billings and payments from clients in advance of revenue recognition. As of June 30, 2021, and December 31, 2020, the Company had deferred revenue of $208,517 and $88,637, respectively.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried when the Company has performed the work in accordance with managed services, project, partner, consulting and branded content agreements. For example, we bill a managed service client monthly when we have updated their Amazon store, modified SEO or completed the other services listed in the agreement. For projects and branded content, we will bill the client and record the receivable once milestones are reached that are set in the agreement. We make estimates for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers. During the six months ended June 30, 2021, the Company recorded $0 as a bad debt expense. As of June 30, 2021, and December 31, 2020, the Company has an allowance for doubtful accounts of $76,340 and $80,509, respectively.

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

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three and six months ended June 30, 2021 and 2020 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at June 30, 2021 and 2020:

	June 30,
	2021	2020
Options	2,363,187	452,523
Warrants	7,496,070	936,240
Convertible notes - related party	-	5,574
Convertible notes	1,008,798	1,562,138
Totals	10,868,055	2,956,475

Reclassifications

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year's presentation. These reclassifications did not affect the prior period's total assets, total liabilities, stockholders’ deficit, net loss or net cash used in operating activities.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2021, and interim periods within those annual periods and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.

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

As reflected in the condensed consolidated financial statements, as of June 30, 2021, the Company had an accumulated deficit of $87.5 million, a net loss of $15.2 million and net cash used in operating activities of $11 million for the reporting period then ended. The Company is in default on debentures as of the date of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Note 4 – Equity investments, at cost

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

On February 17, 2021, the Company entered into a membership interest purchase agreement whereas the Company purchased another 3.3% ownership of a private company for $100,000.

On May 21, 2021, the Company entered into a common stock purchase agreement whereas the Company purchased 10.0% ownership of a private company for $50,000.

On May 27, 2021, the Company made a deposit of $110,000 towards future ownership in a private company. As of June 30, 2021, had no voting control nor equity in the private company related to this deposit.

Note 5 – Notes Payable

Notes payable as of June 30, 2021 and December 31, 2020 is as follows:

	Outstanding Principal as of
	June 30, 2021	December 31, 2020	Interest Rate	Maturity Date
Seller’s Choice Note	$660,000	$660,000	30%	September 2020
The May 2020 PPP Loan Agreement	252,432	412,500	1%	April 2022
The April 2020 PPP Loan Agreement	-	282,432	1%	May 2022
The October 2020 Loan Agreement	56,796	55,928	14%	July 21
The November 2020 Loan Agreement	-	23,716	14%	May 2021
The February 2021 Loan Agreement	85,372	-	14%	July 21
The April 2021 Loan Agreement	41,585	-	10%	October 22
	1,096,185	1,434,576
Less: Debt Discount	(7,549)	-
Less: Debt Issuance Costs	-	-
	1,088,636	1,434,576
Less: Current Debt	(1,054,600)	(1,221,539)
Total Long-Term Debt	$34,036	$213,037

Seller’s Choice Note

On September 11, 2019, the Company entered into Seller’s Choice Purchase Agreement with Home Revolution LLC (see Note 4). As a part of the consideration provided pursuant to the Seller’s Choice Acquisition, the Company issued the Seller’s Choice Note to the Seller in the principal amount of $660,000. The Seller’s Choice Note bears interest at a rate of 9.5% per annum and is payable on March 11, 2020 (the “Seller’s Choice Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts become due. Upon maturity the Company utilized an automatic extension up to 6 months. This resulted in a 5% increase in the interest rate every month the Seller’s Choice Note is outstanding. As of June 30, 2021, the Company is in default on the Seller’s Choice note.

During the six months ended June 30, 2021, the Company accrued interest of $98,186.

The April 2020 PPP Loan Agreement

On April 30, 2020, the Company was granted a loan with a principal amount of $282,432 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The Loan, which was in the form of a Note dated April 30, 2020, matures on April 30, 2022, and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing on October 30, 2020. The Note may be prepaid by the Company at any time prior to maturity without payment of any premium. Funds from the Loan may only be used to retain workers and maintain payroll or make mortgage payments, lease payments and utility payments.

During the six months ended June 30, 2021, the Company accrued interest of $1,145.

During the six months ended June 30, 2021, the Company repaid $30,000 in principal.

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

The May 2020 PPP Loan Agreement

On May 4, 2020, Jerrick Ventures, LLC (“Jerrick Ventures”), the Company’s wholly-owned subsidiary, was granted a loan from PNC Bank, N.A. with a principal amount of $412,500, pursuant to the Paycheck Protection Program (the “PPP”). The Loan, which was in the form of a Note dated May 4, 2020, matures on May 4, 2022, and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing on November 4, 2020. The Note may be prepaid by Jerrick Ventures at any time prior to maturity without payment of any premium. Funds from the Loan may only be used to retain workers and maintain payroll or make mortgage payments, lease payments and utility payments. Jerrick Ventures intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

During the six months ended June 30, 2021, the Company accrued interest of $1,017.

During the six months ended June 30, 2021, the Company repaid $136,597 in principal and was forgiven $275,903 of principal and $3,119 of accrued interest.

The October 2020 Loan Agreement

On October 6, 2020, the Company entered into a secured loan agreement (the “October 2020 Loan Agreement”) with a lender (the “October 2020 Lender”), whereby the October 2020 Lender issued the Company a secured promissory note of A$74,300 AUD or $56,796 United States Dollars (the “October 2020 Note”). Pursuant to the October 2020 Loan Agreement, the October 2020 Note has an effective interest rate of 14%. The maturity date of the October 2020 Note is September 30, 2021 (the “October 2020 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the October 2020 Loan Agreement are due. The loan is secured by the Australian research & development credit.

During the six months ended June 30, 2021, the Company accrued A$5,158 in interest.

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

During the six months ended June 30, 2021, the Company repaid $23,716 in principal and $4,736 of accrued interest.

The February 2021 Loan Agreement

On February 24, 2021, the Company entered into a secured loan agreement (the “February 2021 Loan Agreement”) with a lender (the “February 2021 Lender”), whereby the February 2021 Lender issued the Company a secured promissory note of A$111,683 AUD or $85,372 United States Dollars (the “February 2021 Note”). Pursuant to the February 2021 Loan Agreement, the February 2021 Note has an effective interest rate of 14%. The maturity date of the February 2021 Note is July 31, 2021 (the “February 2021 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the February 2021 Loan Agreement are due. The loan is secured by the Australian research & development credit.

During the six months ended June 30, 2021, the Company accrued A$ 5,398 in interest.

The April 2021 Loan Agreement

On April 9, 2021, the Company entered into a loan agreement (the “April 2021 Loan Agreement”) with a lender (the “April 2021 Lender”) whereby the April 2021 Lender issued the Company a promissory note of $128,110 (the “April 2021 Note”). Pursuant to the April 2021 Loan Agreement, the April 2021 Note has an effective interest rate of 11%. The maturity date of the April 2021 Note is October 8, 2022 (the “April 2021 Maturity Date”), at which time all outstanding principal, accrued and unpaid interest and other amounts due under the April 2021 Note are due.

During the six months ended June 30, 2021, the Company repaid $86,525 in principal.

Note 6 – Convertible Note Payable

Convertible notes payable as of June 30, 2021, and December 31, 2020 is as follows:

	Outstanding Principal as of						Warrants granted
	June 30, 2021	December 31, 2020	Interest Rate	Conversion Price		Maturity Date	Quantity	Exercise Price
The September 2020 convertible Loan Agreement	$-	$341,880	12%	-	(*)	September-21	85,555	5
The First December 2020 convertible Loan Agreement	-	600,000	12%	-	(*)	December-21	-	-
The October 2020 convertible Loan Agreement	-	169,400	6%	-	(*)	October-21	-	-
The Second December 2020 convertible Loan Agreement	169,400	169,400	6%	-	(*)	December-21	-	-
The May 2021 Loan	4,666,669	-	-%	5.00	(*)	November-22	1,090,908	4.50-
	4,836,069	1,280,680
Less: Debt Discount	(2,174,294)	(309,637)
Less: Debt Issuance Costs	(495,327)	(73,527)
	2,166,448	897,516
Less: Current Debt	(67,048)	(897,516)
Total Long-Term Debt	$2,099,400	$-

(*)	As subject to adjustment as further outlined in the notes

The First July 2020 Convertible Loan Agreement

On July 01, 2020, the Company entered into a loan agreement (the “First July 2020 Loan Agreement”) with an individual (the “First July 2020 Lender”), whereby the First July 2020 Lender issued the Company a promissory note of $68,000 (the “First July 2020 Note”). Pursuant to the First July 2020 Loan Agreement, the First July 2020 Note has interest of ten percent (10%). The First July 2020 Note matures on June 29, 2021.

Upon default or 180 days after issuance the First July 2020 Note is convertible into shares of the Company’s common stock, par value $.001 per share (“Conversion Shares”) equal to 61% multiplied by the lowest trade of the common stock during the twenty (15) consecutive trading day period immediately preceding the date of the respective conversion.t

During the six months ended June 30, 2021, the First July 2020 Note became convertible. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Binomial model at the conversion date and the period end. The conversion feature of First July 2020 Note gave rise to a derivative liability of $112,743. The Company recorded $68,000 as a debt discount and $44,743 was recorded to derivative expense. The debt discount is charged to accretion of debt discount over the remaining term of the convertible note.

During the six months ended June 30, 2021 the Company converted $68,000 in principal and $3,400 in interest into 35,469 shares of the Company’s common stock.

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

The Company recorded a $3,000 debt discount relating to original issue discount associated with this note. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.t

During the six months ended June 30, 2021, the August 2020 Note became convertible. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Binomial model at the conversion date and the period end. The conversion feature of August 2020 Note gave rise to a derivative liability of $120,759. The Company recorded $65,000 was recorded as a debt discount and $55,759 was recorded to derivative expense. The debt discount is charged to accretion of debt discount over the remaining term of the convertible note.

During the six months ended June 30, 2021 the Company converted $68,000 in principal and $3,400 in interest into 29,859 shares of the Company’s common stock.

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

During the six months ended June 30, 2021 the Company repaid $341,880 in principal and $46,200 in interest.

The October 2020 Convertible Loan Agreement

On October 2, 2020, the Company entered into a loan agreement (the “October 2020 Loan Agreement”) with an individual (the “October 2020 Lender”), whereby the October 2020 Lender issued the Company a promissory note of $169,400 (the “October 2020 Note”). Pursuant to the October 2020 Loan Agreement, the October 2020 Note has interest of six percent (6%). The October 2020 Note matures on the first (12th) month anniversary of its issuance date.

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

During the six months ended June 30, 2021 the Second July 2020 Note became convertible. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Binomial model at the conversion date and the period end. The conversion feature of Second July 2020 Note gave rise to a derivative liability of $74,860. The Company recorded this as a debt discount. The debt discount is charged to accretion of debt discount over the remaining term of the convertible note.

During the six months ended June 30, 2021 the Company converted $169,400 in principal and $4,620 in interest into 55,631 shares of the Company’s common stock.

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

During the six months ended June 30, 2021 the Company repaid $600,000 in principal and $4,340 in interest.

The Second December 2020 Convertible Loan Agreement

On December 30, 2020, the Company entered into a loan agreement (the “Second December 2020 Loan Agreement”) with an individual (the “Second December 2020 Lender”), whereby the Second December 2020 Lender issued the Company a promissory note of $169,400 (the “Second December 2020 Note”). Pursuant to the Second December 2020 Loan Agreement, the Second December 2020 Note has interest of six percent (6%). The Second December 2020 Note matures on the first (12th) month anniversary of its issuance date.

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

During the six months ended June 30, 2021 the Second December 2020 Note became convertible. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Binomial model at the conversion date and the period end. The conversion feature of Second December 2020 Note gave rise to a derivative liability of $108,880. The Company recorded this as a debt discount. The debt discount is charged to accretion of debt discount over the remaining term of the convertible note.

The May 2021 Convertible Note Offering

On May 14, 2021, the Company conducted multiple closings of a private placement offering to accredited investors (the “May 2021 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “May 2021 Investors”) for aggregate gross proceeds of $3,690,491. The May 2021 convertible notes are convertible into shares of the Company’s common stock, par value $.001 per share at a conversion price of $5.00 per share. As additional consideration for entering in the May 2021 Convertible Note Offering, the Company issued 1,090,908 warrants of the Company’s common stock. The May 2021 Convertible Note matures on November 14, 2022.

The Company recorded a $1,601,452 debt discount relating to 1,090,908 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost.

The Company recorded a $666,669 debt discount relating to an original issue discount and $539,509 of debt issuance costs related to fees paid to vendors relating to the offering. The debt discount and debt issuance costs are being accreted over the life of the note to accretion of debt discount and issuance cost.

Note 7 – Related Party

Notes payable

Notes payable – related party as of June 30, 2021 and December 31, 2020 is as follows:

	Outstanding Principal as of				Warrants granted
	June 30, 2021	December 31, 2020	Interest Rate	Maturity Date	Quantity	Exercise Price
The September 2020 Goldberg Loan Agreement	16,705	16,705	7%	September 2022	-	-
The September 2020 Rosen Loan Agreement	3,295	3,295	7%	September 2022	-	-
	20,000	20,000
Less: Debt Discount	(12,110)	(17,068)
Less: Debt Issuance Costs	-	-
	7,890	2,932
Less: Current Debt	(7,890)	(2,932)
	$-	$-

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

Since the September 2020 Goldberg Note has a make-whole provision if the shares of the Company’s common stock issued to the lender in accordance with the Lender’s Exchange Agreement (see note 11) have a value equal to or less than $6,463,363 determined by using the lowest VWAP of the last 30 days prior to September 14, 2021. The principal amount of the September 2020 Goldberg Note shall increase by 200% of the difference between the initial consideration and the September 14, 2021 value. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The make-whole feature gave rise to a derivative liability of $2,557,275, of which $2,540,570 was recorded as a loss on extinguishment of debt and $16,705 as a debt discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost. The derivative liability is marked to market as of June 30, 2021, and the change in derivative liability is recorded on Condensed Consolidated Statements of Comprehensive Loss. See note 8.

During the six months ended June 30, 2021 the Company accrued interest of $580.

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

Since the September 2020 Rosen Note has a make-whole provision if the shares of the Company’s common stock issued to the lender in accordance with the Lender’s Exchange Agreement (see note 11) have a value equal to or less than $1,274,553 determined by using the lowest VWAP of the last 30 days prior to September 14, 2021. The principal amount of the September 2020 Rosen Note shall increase by 200% of the difference the initial consideration and the September 14, 2021 value. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The make-whole feature of gave rise to a derivative liability of $504,413, of which $501,118 was recorded as a loss on extinguishment of debt and $3,295 as a debt discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost. The derivative liability is marked to market as of June 30, 2021, and the change in derivative liability is recorded on Condensed Consolidated Statements of Comprehensive Loss. See note 8.

During the six months ended June 30, 2021 the Company accrued interest of $114.

Officer compensation

During the six months ended June 30, 2021 the Company paid $72,328 for living expenses for officers of the Company.

Note 8 – Derivative Liabilities

The Company has identified derivative instruments arising from a make-whole feature in the Company’s notes payable at June 30, 2021. For the terms of the make-whole features see the September 2020 Rosen Loan Agreement and the September 2020 Goldberg Loan Agreement in Note 7. The Company has also identified derivative instruments arising from convertible notes that have an option to convert at a variable number of shares in the Company’s convertible notes payable at June 30, 2021. For the terms of the conversion features see Note 7. The Company had no derivative assets measured at fair value on a recurring basis as of June 30, 2021.

The Company utilizes a Monte Carlo simulation model for the make whole feature and a binomial option model for convertible notes that have an option to convert at a variable number of shares to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The inputs utilized in the application of the Monte Carlo model included a starting stock price, an expected term of each debenture remaining from the valuation date to maturity, an estimated volatility, drift, and a risk-free rate. The inputs utilized in the application of the Binomial model included a stock price on valuation date, an expected term of each debenture remaining from the valuation date to maturity, an estimated volatility, and a risk-free rate. The Company records the change in the fair value of the derivative as other income or expense in the consolidated statements of operations.

Risk-free interest rate: The Company uses the risk-free interest rate of a U.S. Treasury Note adjusted to be on a continuous return basis to align with the Monte Carlo simulation model and binomial model.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

Volatility: The Company calculates the expected volatility based on the company’s historical stock prices with a look back period commensurate with the period to maturity.

Expected term: The Company’s remaining term is based on the remaining contractual maturity of the convertible notes.

The following are the changes in the derivative liabilities during the three and six months ended June 30, 2021.

	Three Months Ended June 30, 2021
	Level 1	Level 2	Level 3
Derivative liabilities as April 1, 2021	$-	$-	$344,404
Addition	-	-	108,880
Extinguishment			(82,431)
Changes in fair value	-	-	65,442
Derivative liabilities as June 30, 2021	$-	$-	$436,295

	Six Months Ended June 30, 2021
	Level 1	Level 2	Level 3
Derivative liabilities as January 1, 2021	$-	$-	$42,231
Addition	-	-	417,241
Extinguishment			(286,009)
Changes in fair value	-	-	262,831
Derivative liabilities as June 30, 2021	$-	$-	$436,295

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

On August 17, 2020, following board of directors approval, the Company filed a Certificate of Change to its Articles of Incorporation (the “Amendment”), with the Secretary of State of the State of Nevada to effectuate a one-for-twenty (1:3) reverse stock split (the “Reverse Stock Split”) of its common stock, par value $0.001 per share, without any change to its par value. The Amendment became effective on August 17, 2020. No fractional shares were issued in connection with the Reverse Stock Split as all fractional shares were “rounded up” to the next whole share. As a result, all share information in the accompanying condensed consolidated financial statements has been adjusted as if the reverse stock split happened on the earliest date presented.

Preferred Stock

Series E Convertible Preferred Stock

On December 29, 2020 the Company entered into securities purchase agreements with thirty-three accredited investors whereby the Investors have agreed to purchase from the Company an aggregate of 7,778 shares of the Company’s Series E Convertible Preferred Stock, par value $0.001 per share and 2,831,715 warrants to purchase shares of the Company’s common stock, par value $0.001 per share. The Series E Preferred Stock is convertible into a total of 1,887,810 shares of Common Stock. The combined purchase price of one Conversion Share and one and a half warrant was $4.12. The aggregate purchase price for the Series E Preferred Stock and warrants was $7,777,777. The Company has recorded $817,353 to stock issuance costs, which are part of Additional Paid-in Capital.

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

During the six months ended June 30, 2021, the Company received the $40,000 of the subscription receivable for the Series E Convertible Preferred Stock. The Company has recorded $4,225 to stock issuance costs, which are part of Additional Paid-in Capital.

During the six months ended June 30, 2021, investors converted 6,730 shares of the Company’s Series E Convertible Preferred Stock into 1,633,439 shares of the Company’s common stock.

Common Stock

On January 14, 2021, the Company issued 30,000 shares of its restricted common stock to consultants in exchange for services at a fair value of $133,200.

On January 20, 2021, the Company issued 40,000 shares of its restricted common stock to consultants in exchange for a year of services at a fair value of $192,000. On May 24, 2021, the Company amended the contract and issued and additional 10,000 shares of its restricted common stock. these shares had a fair value of $34,500. The shares issued to the consultant were recorded as common stock issued for prepaid services and will be expensed over the life of the consulting contract to share based payments. During the six months ended June 30, 2021 the Company recorded $99,908 to stock-based compensation expense related to these shares.

On February 1, 2021, the Company issued 50,000 shares of its restricted common stock to consultants in exchange for services at a fair value of $196,000.

On February 3, 2021, the Company issued 1,929 shares of its restricted common stock to consultants in exchange for services at a fair value of $8,198.

On February 8, 2021, the Company entered into a consulting agreement whereas the Company issued a total of 2,092 shares of common stock in exchange for services at a fair value of $7,502.

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

On April 10, 2021, the Company issued 16,275 shares of its restricted common stock to consultants in exchange for services at a fair value of $69,332.

On April 21, 2021, the Company entered into a consulting agreement whereas the Company issued a total of 1,048 shares of common stock in exchange for services at a fair value of $3,587.

On June 17, 2021, the Company entered into an underwriting agreement with The Benchmark Company LLC, pursuant to which we agreed to sell to the Underwriter in a firm commitment underwritten public offering an aggregate of 750,000 shares of the Company’s common stock, at a public offering price of $3.40 per share. The Company also granted the Underwriter a 30-day option to purchase up to an additional 112,500 shares of Common Stock to cover over-allotments, if any. The Offering closed on June 21, 2021. The net proceeds to the Company from the equity raise was $2,213,500. As part of the underwriting agreement the Company issued 46,667 warrants of the Company’s common stock to Benchmark. The warrants have an exercise price $5.40 and a term of five years.

Stock Options

The Company applied fair value accounting for all share-based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for options granted during the six months ended June 30, 2021, are as follows:

June 30, 2021
Exercise price	$2.55 – 14.10
Expected dividends	0%
Expected volatility	223.15 – 242.98%
Risk free interest rate	0.46 – 0.98%
Expected life of option	5 - 7 years

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – December 31, 2020 – outstanding	541,021	12.75	3.27
Granted	1,825,500	6.37	6.21
Exercised	-	-	-
Forfeited/Cancelled	(3,334)	15.00	-
Balance – June 30, 2021 – outstanding and exercisable	2,363,187	7.82	5.13

Option Outstanding			Option Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)
$7.82	2,363,187	5.13	12.73	537,687	3.82

During the ended December 31, 2018 the Company granted options of 11,667 to consultants that has a fair value of $57,123. As of the date of this filing the company has not issued these options and they are recorded as an accrued liability on the Consolidated Balance Sheet.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $2,552,855, for the six months ended June 30, 2021.

As of June 30, 2021, there was $ 6,122,329 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1.23 year.

Warrants

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for warrants granted during the six months ended June 30, 2020 are as follows:

June 30, 2021
Exercise price	$4.50
Expected dividends	0%
Expected volatility	237.14%
Risk free interest rate	0.82%
Expected life of warrant	5 years

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrant	Weighted Average Exercise Price
Balance – December 31, 2020 – outstanding	6,130,948	4.96
Granted	1,751,892	5.68
Exercised	(376,214)	4.67
Forfeited/Cancelled	(10,556)	24.00
Balance – June 30, 2021 – outstanding	7,496,070	4.88
Balance – June 30, 2021 – exercisable	7,496,070	$4.88

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.88	7,496,070	4.33	4.88	7,496,070	4.33

During the six months ended June 30, 2021, the Company issued 320,693 shares of common stock to a certain warrant holder upon the cashless exercise of a warrant to purchase 376,214 shares of common stock. The Company received $1,272,672 in connection with the exercise of the warrant.

During the six months ended June 30, 2021, a total of 486,516 warrants were issued in connection with the Series E Convertible Preferred Stock raise.

During the six months ended June 30, 2021, a total of 1,090,908 warrants were issued with convertible notes (See Note 6 above). The warrants have a grant date fair value of $3,067,617 using a Black-Scholes option-pricing model and the above assumptions.

During the six months ended June 30, 2021, some of the Company’s warrants had a reset provision triggered that also resulted in an additional 127,801 warrants to be issued. A deemed dividend of $410,750 was recorded to the Statements of Comprehensive Loss.

On June 17, 2021, the Company issued 46,667 warrants in connection with the underwriting agreement.

Share-based awards, restricted stock award (“RSAs”)

On February 4, 2021 the Board resolved that, the Company shall pay each member of the Board, for each calendar quarter during which such member continues to serve on the Board, compensation as a group amounts to $62,500 per quarter. The shares vest one year after issuance.

A summary of the activity related to RSUs for the six months ended June 30, 2021 is presented below:

Restricted stock units (RSUs)	Total shares	Grant date fair value
RSAs non-vested at January 1, 2021	-	$-
RSAs granted	69,635	$3.75 – 4.32
RSAs vested	-	$-
RSAs forfeited	-	$-
RSAs non-vested June 30, 2021	69,635	$375 – 4.32

Stock-based compensation for RSA’s has been recorded in the consolidated statements of operations and totaled $291,035, for the six months ended June 30, 2021.

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

As of June 30, 2021, the May 2020 PPP Loan is no longer outstanding, as during the six months ended June 30, 2021, the Company repaid $136,597 in principal and was forgiven $275,903 of principal and $3,119 of accrued interest. As of June 30, 2021 there was $255,426 in principal outstanding on the April 2020 PPP Loan.

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

The components of lease expense were as follows:

Three Months Ended June 30, 2021
Operating lease cost	$20,117
Short term lease cost	3,714
Total net lease cost	$23,831

Six Months Ended June 30, 2021
Operating lease cost	$39,826
Short term lease cost	7,428
Total net lease cost	$47,254

Supplemental cash flow and other information related to leases was as follows:

Six Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease payments	53,977
Weighted average remaining lease term (in years):	2.0
Weighted average discount rate:	13%

Total future minimum payments required under the lease as of December 31, 2020 are as follows:

Twelve Months Ending December 31,
2021	$55,348
2022	114,627
2023	53,094
Total	$223,069

Rent expense for the six months ended June 30, 2021 and 2020 was $53,869 and $59,168, respectively.

Note 11 – Acquisition

On June 1, 2021, the Company, entered into a Membership Interest Purchase Agreement (the “MIPA”) with Angela Hein (“Hein”) and Heidi Brown (“Brown”, and together with Hein, the “Sellers”), pursuant to which the Purchaser acquired 490,863 common units (the “Membership Interests”) of Plant Camp LLC, a Delaware limited liability company (“Plant Camp”) from the Sellers, resulting in the Purchaser owning 33% of the issued and outstanding equity of Plant Camp. The Membership Interests were purchased for $175,000.

On June 4, 2021, the Company, entered into a MIPA with Sellers, pursuant to which the Purchaser acquired 841,005 common units of Plant Camp from the Sellers, resulting in the Purchaser owning a total of 89% of the issued and outstanding equity of Plant Camp. The additional Membership Interests were purchased for $300,000.

The following sets forth the components of the purchase price:

Purchase price:
Cash paid to seller	$300,000
Fair value of equity investment purchased on June 1, 2021	175,000
Total purchase price	475,000

Assets acquired:
Cash	5,232
Accounts Receivable	7,645
Inventory	19,970
Total assets acquired	32,847

Liabilities assumed:
Accounts payable and accrued expenses	5,309
Deferred Revenue	671
Loan Payable	100,000
Total liabilities assumed	105,980

Net assets acquired	(73,133)

Non-controlling interest in consolidated subsidiary	56,865

Excess purchase price	$604,998

The excess purchase price amounts are provisional and may be adjusted during the one-year measurement period as required by U.S. GAAP. The following table provides a summary of the preliminary allocation of the excess purchase price.

Goodwill	$2,198
Trade Names & Trademarks	105,500
Know-How and Intellectual Property	422,000
Website	51,300
Customer Relationships	24,000

Excess purchase price	$604,998

Note 12 – Subsequent Events

On July 20, 2021, the Company entered into a Stock Purchase Agreement to purchase 44% ownership and 55% of voting power of the issued and outstanding shares of WHE Agency, Inc., (“WHE”). The aggregate closing consideration was $935,000, which consists of a combination of $144,750 in cash and $790,250 in the form of 224,503 shares of the Company’s restricted common stock at a price of $3.52 per share. Based on the purchase price of $935,000 for 44% ownership, the fair value of the non-controlling interest would be approximately $1,190,000.

WHE is a talent management and public relations agency dedicated to the representation and management of family- and lifestyle-focused influencers and digital creators. The transaction leverages the existing synergies between Creatd and WHE, specifically enabling WHE to utilize the Vocal platform and technology to further expand its creator network, introduce new verticals, and deepen existing brand ties. At the same time, the addition of WHE enables Creatd to expand its existing agency offerings, specifically within the scope of influencer marketing. With WHE in its portfolio, Creatd has expanded the pool of talent available to partner with its brand clients. Additionally, the transaction created immense opportunity for Creatd in terms of both human capital and market expansion. First, the transaction enables Creatd to enhance its own talent pool; gaining access to WHE’s highly skilled talent managers and brand liaisons fuels new capacity for innovation and growth. Second, WHE’s influencers work with a large set of brand partners, all of whom stand to benefit by working with Creatd Partners on Vocal for Brands marketing campaigns. Integrating WHE and its influencer network into Creatd provides Creatd the benefit of a significantly expanded customer base.

The required separate audited financials and pro forma condensed interim statements will be completed and filed as soon as practicable, and in any event not later than October 3, 2021.

Subsequent to June 30, 2021, a total of 1,062,574 warrants were exercised, resulting in the cancellation of 1,062,574 warrants, the issuance of 954,568 shares of common stock, and gross proceeds of $4,199,396 to the Company.

Subsequent to June 30, 2021, a total of $3,525,000 in principal of convertible notes converted into shares of common stock, resulting in the issuance of 705,000 shares of common stock.

Subsequent to June 30, 2021, 438 shares of Series E Preferred Stock converted into common stock, resulting in the issuance of 106,311 shares of common stock.

On July 8, 2021, the Company made a deposit of $100,000 towards future ownership in a private company related to the Memorandum of Understanding announced on August 2, 2021, below. At this time, the Company has no voting control nor equity in the private company related to this deposit.

On July 28, 2021, the Company entered into a non-binding Memorandum of Understanding to purchase a majority stake in direct-to-consumer company, Wobble Wedge®. Wobble Wedges®, sold through both direct-to-consumer (DTC) and wholesale avenues, are an interlocking modular system of tapered shims that are adaptable to hundreds of uses. Pursuant to the MOU, Creatd intends to acquire a 55% equity stake in Wobble Wedge, in exchange for a combination of cash and stock consideration totaling $500,000. The Company expects to execute definitive agreements in early fourth quarter 2021 and to close shortly thereafter, subject to the completion of due diligence and other closing conditions.

On August 2, 2021, the Company entered into a Memorandum of Understanding to acquire a majority equity stake in Dune, Inc., a direct-to-consumer brand focused on promoting wellness through its range of health-oriented beverages. Pursuant to the MOU, Creatd intends to acquire a 50.4% equity stake in Dune in exchange for a combination of cash and stock. The Company expects to execute definitive agreements early in the fourth quarter 2021 and to close shortly thereafter, subject to the completion of due diligence and other closing conditions.

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

Overview

Creatd is a technology company focused on providing economic opportunities for creators. We accomplish this through four main business pillars: Creatd Labs, Creatd Partners, Creatd Ventures, and Creatd Studios. Together, Creatd's pillars work together to create multiple flywheel effects and growth drivers, supporting our core vision of creating a viable ecosystem for all stakeholders in the creator economy.

Creatd Labs, our first pillar, is dedicated to building a home base for creators of all kinds. Creatd Labs houses our proprietary technology platforms, including Creatd’s flagship product, Vocal and its 39 niche communities. Vocal is an all-in-one platform where creators can share their stories, build an audience, and earn money. To date, over 1 million creators now call Vocal their home, from bloggers to podcasters, makers, musicians, photographers, and more.

Creatd Partners, Creatd’s second pillar, fosters relationships between creators and brands. This pillar houses Creatd’s three primary agency businesses: Vocal for Brands (content marketing), Seller’s Choice (performance marketing), and WHE Agency (influencer marketing). Creatd Partners leverages its network of brands and influencers, along with resources from across Creatd, to help direct-to-consumer brands achieve conversions and reach their target audiences, while driving success  for all of Creatd’s stakeholders.

Creatd Ventures, our third pillar, invests in creators and helps them evolve into entrepreneurs, by providing needed capital, operational resources, and marketing expertise. This pillar houses Creatd's portfolio of e-commerce businesses, both majority and minority-owned, including Plant Camp, Untamed Photographer, with additional transactions still in progress. The ideal candidate for a Creatd Ventures partnership is an individual that shares in our mission of serving the creator economy and are accretive to our pillars.

Creatd Studios is our fourth pillar, focused on identifying opportunities to leverage Creatd’s stories–including those from Vocal creators and from our owned IP library–for transmedia production and adaptation to print, podcasts, TV, film, digital video, games, comics, and more. Housed under Creatd Studios is Creatd’s intellectual property and legacy media assets, including acquired artwork, photographs and media memorabilia. Creatd Studios represents an initiative by Creatd to revitalize and transform this content, by partnering with the entertainment and publishing industries on bespoke productions, while utilizing Vocal’s technology, data, and marketing capabilities for optimal distribution.

Creatd Labs

Creatd Labs is building the home base for creators.

Vocal

Vocal, Creatd’s flagship product, is a robust, proprietary technology platform that provides best-in-class tools, safe and curated communities, and monetization opportunities that enable creators to find a receptive audience and get rewarded. Creators of all types call Vocal their home, from bloggers to podcasters, makers, musicians, photographers, and more.

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

Since its initial launch in 2016, Vocal has grown to be one of the fastest growing communities for content creators of all shapes and sizes. As of June 30, 2021, Vocal had reached over 1 million freemium creators and over 30,000 Vocal+ paid subscribers across its 39 owned and operated niche communities. Subsequent to the second quarter 2021, the Company announced that Vocal reached a new high with over 1.1 million freemium creators.

Vocal provides a broad stage for creators to connect with fans and find new audiences. In addition to enabling access to millions of unique monthly visitors, the platform provides creators with a full suite of tools and services for content creation, discovery, distribution, and monetization.

Why Over 1 Million Creators Choose Vocal:

●	Easy-to-use, Open-Canvas Content Creation Editor: Vocal’s storytelling tools enable creators to produce beautiful and engaging stories in a simple, user-friendly interface, and incorporate rich-media content of all kinds, including streaming content, photos, videos, podcasts, product links, written text, and more. Vocal’s open canvas content creation editor makes it easy to create high-quality and engaging stories and is a cost-effective alternative to managing a blog content management system (CMS).

●	Numerous Monetization Features: Both of Vocal’s membership tiers–Vocal freemium and the Vocal+ premium tier – provide multiple monetization opportunities for creators. Creators can earn money i) every time their story is read, ii) by competing in Challenges, iii) by receiving Bonuses, iv) by collaborating on branded content campaigns through the company’s in-house agency, Vocal for Brands, v) through ‘Subscribe,’ which enables creators to receive payment directly from their audience via monthly subscriptions and one-off microtransactions. vi) through the Vocal Ambassador Program, which enables creators to receive additional rewards whenever they refer a new Vocal+ member. For freemium members, content ‘reads’ are monetized at a rate of $3.80 per 1,000 reads (calculated based on time on page, scrolling behavior, and other internal metrics), whereas Vocal+ members monetize at $6.00 per 1,000 reads. These rates are subject to change based on market trends or the introduction of additional features and plan tiers.

●	Brand-safe advertising platform: Vocal was designed to target consumers in an authentic, non-interruptive way. Brand partnerships and collaborations allow companies tap into the power of Vocal through campaign-optimized stories, authored by real Vocal creators, that build brand affinity, trust, and drive sales.

●	Transparent Performance Data: Creators can view their “Stats” at any time to view their individual performance data, such as how many Reads a given story received, how much money they have earned, and how many Tips, Bonuses, or ‘Likes,’ they received. Additionally, Vocal users have the ability to view key metrics such as community-specific data and Vocal+ membership data.

●	Valuable Audience: The nature of Vocal’s genre-specific (niche) community structure is such that it generates a positively selected audience, a quality which makes Vocal an attractive prospect for creators and brands alike. In a niche community, audiences are inherently more likely to be interested in the particular content housed in that community.

Creatd Partners

Creatd Partners fosters relationships between brands and creators through its agency services, which encompass content marketing, performance marketing, and influencer marketing.

Vocal for Brands

All brands have a story to tell, and our creator community helps them tell it. Vocal for Brands, Creatd's internal content marketing studio, specializes in pairing leading brands with authentic Vocal creators to produce marketing campaigns that are non-interruptive, engaging, and direct-response driven.

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

Vocal for Brands typically collects fixed fees ranging from $30,000 to $50,000, depending on campaign duration and specific client objectives.

Additionally, brands can collaborate with Vocal on a sponsored Challenge, prompting the creation of high-quality stories that are centered around the brand’s mission and further disseminated through creators’ respective social channels and promotional outlets.

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

WHE Agency

The WHE Agency, acquired by Creatd in 2021, was founded by Tracy Willis with the goal of supporting top creators and influencers, by connecting them with leading family and lifestyle brands and global audiences. Today, WHE represents a roster of over 60 family and lifestyle-focused creators, that collectively reach an audience of over 55 million.

Creatd Ventures

Creatd Ventures houses Creatd's portfolio of e-commerce businesses, both majority and minority-owned as well as associated e-commerce technology and infrastructure. The Company supports founders by providing capital, as well as a host of services including design and development, marketing and distribution, and go-to-market strategy. Currently, the Creatd Ventures portfolio includes:

●	Camp, previously Plant Camp, creates healthy upgrades of classic kid-friendly foods, combining the delicious flavors kids love and the hidden veggies and nutrients that parents want. Camp, launched in 2020, represents the first investment in the Creatd Ventures portfolio.

●	Launched in second quarter 2021, Untamed Photographer is an online art marketplace that couples limited-edition, hand-selected wildlife photography, with the compelling stories behind each shot. Untamed Photographer has cultivated a network of international environmental artists who preserve the beauty of the planet through their art, donating a portion of profits back to environmental causes.

●	In third quarter 2021, the Company announced its intent to purchase a controlling stake in Wobble Wedge. Originally a Creatd Partners client, Wobble Wedge has disrupted the home improvement category with its multi-patented product: an innovative system of tapered shims that have become a staple tool for home improvement, restaurant owners, plumbers, artists, hobbyists, and more.

●	Additionally in third quarter 2021, the Company announced its intent to purchase a controlling stake in Dune Glow Remedy. Brought to market in 2021, Dune Glow Remedy is a beverage brand focused on promoting wellness and beauty from within. Each beverage in its product line is meticulously crafted with functional ingredients that nourish skin from the inside out and enhance one's natural glow.

Opportunistic Acquisition Strategy

Creatd’s extensive brand and founder network creates a positively-selected pool of potential targets for opportunistic e-commerce ventures. The ideal candidate is one that shares in our mission of serving the creator economy and that is aligned with our pillars.

Investment framework:

●	Revenues accretive immediately, or soon thereafter

●	Flexible cap structure

●	Strong management team

●	Lean operations & outsourced business model

●	Cash & stock structured transactions

Creatd Studios

The goal of Creatd Studios is to elevate creators’ stories to TV, film, books, podcasts, video, and more.

●	Transmedia Assets

With millions of compelling stories in its midst, Creatd’s technology surfaces the best candidates for transmedia adaptations, through community and creator data insights. Then, Creatd Studios helps creators tell their existing stories in new ways, by partnering them with entertainment and publishing studios to create unique content experiences that accelerate earnings, discoverability, and open doors.

●	OG Gallery

Acquired by Creatd's founders, the OG Collection is an extensive library of original artwork and imagery from the archives of some of the most iconic magazines of the 20th century. OG Gallery is an exploratory initiative aimed at identifying opportunities to propel the OG Collection into a new technological sphere: the NFT marketplace.

Results of Operations

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2021 compared to December 31, 2020:

	June 30, 2021	December 31, 2020	Increase / (Decrease)
Current Assets	$3,297,863	$8,020,993	$(4,723,130)
Current Liabilities	$4,822,282	$4,968,427	$(146,145)
Working Capital (Deficit)	$(1,524,419)	$3,052,566	$(4,576,985)

At June 30, 2021, we had a working capital (deficit) of $(1,524,419) as compared to a working capital of $3,052,566 at December 31, 2020, a decrease in working capital of $4,576,985. The decrease is primarily attributable to a reduction in cash and an increase in derivative liability, deferred revenue, and notes payable. This was offset by an increase in prepaid expense and a decrease in accounts payable and convertible notes payable.

Net Cash

Net cash used in operating activities for the six months ended June 30, 2021, and 2020, was $10,996,578 and $2,885,383, respectively. The net loss for the six months ended June 30, 2021, and 2020 was $15,205,713 and $7,127,988, respectively. This change is primarily attributable to the net loss for the current period offset by share-based payments in the amount of $3,510,488 to employees and consultants for services rendered, the accretion of debt discount and debt issuance costs of $851,365 due to the incentives given with debentures, and a gain on extinguishment of debt of $279,022 in addition to a change in accounts payable and accrued expenses of $734,643.

Net cash used in investing activities for the six months ended June 30, 2021, was $745,418. This is primarily attributable to the purchase of Plant Camp, property and equipment, deposits on investments related to the Memorandum of Understanding with Dune, Inc., and cash paid for the purchase of investments.

Net cash provided by financing activities for the six months ended June 30, 2021, and 2020 was $5,967,733 and $3,149,526. During the six months ended June 30, 2021, the Company’s operations were predominantly financed by net proceeds of $1,312,672 from the exercise of warrants, the proceeds from loans and notes of $3,660,279, and proceeds from the issuance of stock and warrants to fund operations, the proceeds of which were partially offset by the repayment of notes and loans of $1,218,718. Similarly, the Company’s financing activity for the six months ended June 30, 2020, generated $3,269,554 from loans and notes, the proceeds of which were partially offset from repayment of notes of $460,999.

Summary of Statements of Operations for the Three Months Ended June 30, 2021, and 2020:

	Three Months Ended June 30,
	2021	2020
Revenue	$970,857	$322,540
Operating Expenses	$(9,351,652)	$(3,857,792)
Loss from operations	$(8,380,795)	$(3,535,252)
Other Expenses	$(181,681)	$(606,739)
Net loss	$(8,562,476)	$(4,141,991)
Loss per common share – basic and diluted	$(0.81)	$(1.30)

Revenue

Revenue was $970,857 for the three months ended June 30, 2021, as compared to $322,540 for the comparable three months ended June 30, 2020, an increase of $648,317. The year-over-year increase in quarterly revenue is attributable to the steady growth of Vocal+ memberships as well as growth in the Company’s agency businesses, Vocal for Brands and Seller’s Choice, which have experienced an acceleration in revenues.

Operating Expenses

Operating expenses for the three months ended June 30, 2021, were $9,351,652 as compared to $3,857,792 for the three months ended June 30, 2020. The increase of $5,493,860 in operating expenses is mainly related to a $3.8 million increase in marketing expenditure. The vast majority of the over $4 million in marketing went toward significant research, development, and experimentation utilizing our internal data to generate a lower creator acquisition cost, resulting in significant Vocal+ membership growth, with the Company ending the quarter having achieved a new milestone of over 30,000 Vocal+ members. We expect marketing expenditure to significantly decrease in future quarters, beginning in Q3 2021, as the Company moves from a research and development phase into an execution phase with its newly refined marketing strategy.

Additionally, the increased operating expenses during the quarter are partially attributable to a $1.3 million increase in compensation, including a $338,000 increase in stock-based compensation to consultants, directors, and employees. Given the Company’s current cash level and its near completion of its current acquisition pipeline, the Company should see a significant reduction in its financing-related expenditures and other transaction-related fees in upcoming quarters.

Loss from Operations

Loss from operations for the three months ended June 30, 2021, was $8,380,795 as compared to $3,535,252 for the three months ended June 30, 2020. The increase in the loss from operations this quarter primarily reflects an increase in marketing and redundancies in new staff members and outsourced costs that will be eliminated over time. Going forward, the Company expects the loss from operations to decrease to levels that reflect these eliminations, as well as a reduction in marketing expenditures.

Other Income and Expenses

Other expenses for the three months ended June 30, 2021, was $181,681 as compared to $606,739 for the three months ended June 30, 2020. The decrease in second quarter 2021 other expenses was predominantly due to a gain on forgiveness of debt of $279,022 related to the forgiveness of the May 2020 PPP Loan, and a reduction in interest expense. This was offset by an increase in derivative expense, change in fair value of derivative liability, and accretion of debt discount and issuance cost.

Net Loss

Net loss attributable to common shareholders for the three months ended June 30, 2021, was $8,972,794, or loss per share of $0.81, as compared to a net loss attributable to common shareholders of $4,141,991, or loss per share of $1.30, for the three months ended June 30, 2020.

Summary of Statements of Operations for the Six Months Ended June 30, 2021, and 2020:

	Six Months Ended June 30,
	2021	2020
Revenue	$1,714,770	$615,682
Operating Expenses	$(16,041,562)	$(5,976,883)
Loss from operations	$(14,326,792)	$(5,361,201)
Other Expenses	$(878,921)	$(1,766,787)
Net loss	$(15,205,713)	$(7,127,988)
Loss per common share – basic and diluted	$(1.49)	$(2.28)

Revenue

Revenue was $1,714,770 for the six months ended June 30, 2021, as compared to $615,682 for the comparable six months ended June 30, 2020, an increase of $1,099,088. The year-over-year increase in quarterly revenue is attributable to the steady growth of Vocal+ memberships as well as growth in the Company’s agency businesses, Vocal for Brands and Seller’s Choice, which have experienced an acceleration in revenues.

Operating Expenses

Operating expenses for the six months ended June 30, 2021, were $16,041,562 as compared to $5,976,883 for the six months ended June 30, 2020. The increase of $10,064,679 in operating expenses is mainly related to a $5.4 million increase in marketing expenditure. The increased marketing expenditure went toward significant research, development, and experimentation utilizing our internal data to generate a lower creator acquisition cost, resulting in significant Vocal+ membership growth, with the Company ending the second quarter 2021 having achieved a new milestone of over 30,000 Vocal+ members. We expect marketing expenditure to significantly decrease in future quarters, beginning in Q3 2021, as the Company moves from a research and development phase into an execution phase with its newly refined marketing strategy.

Additionally, the increased operating expenses during this six-month period are partially attributable to and a $3.9 million increase in compensation, including a $2 million increase in stock-based compensation to consultants, directors, and employees. Given the Company’s current cash level and its near completion of its current acquisition pipeline, the Company should see a significant reduction in its financing-related expenditures and other transaction-related fees in upcoming quarters.

Loss from Operations

Loss from operations for the six months ended June 30, 2021, was $14,326,792 as compared to $5,361,201 for the six months ended June 30, 2020. The increase in the loss from operations this quarter primarily reflects an increase in marketing and redundancies in new staff members and outsourced costs that will be eliminated over time. Going forward, the Company expects the loss from operations to decrease to levels that reflect these eliminations, as well as a reduction in marketing expenditures.

Other Income and Expenses

Other expenses for the six months ended June 30, 2021, was $878,921 as compared to $1,766,787 for the six months ended June 30, 2020. The decrease in other expenses was predominantly due to a gain on forgiveness of debt of $279,022, gain on extinguishment of debt of $286,009 and a reduction in interest expense. This was offset by an increase in derivative expense, change in fair value of derivative liability, and accretion of debt discount and issuance cost.

Net Loss

Net loss attributable to common shareholders for the six months ended June 30, 2021, was $15,616,031, or loss per share of $1.49, as compared to a net loss attributable to common shareholders of $7,127,988, or loss per share of $2.28, for the six months ended June 30, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements.

Significant Accounting Policies

Our significant accounting policies are described in Note 2 of the Financial Statements. During the three and six months ended June 30, 2021, we were not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses. However, if we complete an acquisition, we will be required to make estimates and assumptions typical of other companies. For example, we will be required to make critical accounting estimates related to valuation and accounting for business combinations. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates. For detailed information regarding our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates from those disclosed in our most recent Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, during second quarter 2021, the Company continued the complete review of all of its financial procedures and controls that was requisitioned and begun during 2020 and is continuing the process of updating and optimizing its infrastructure around these controls. This review is ongoing, and the Company believes that this process will positively affect our internal control over financial reporting in the future.

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

We submitted an opposition, and after oral arguments on August 13, 2020, the Court denied the receiver request in its entirety. We then filed a Motion to Dismiss on August 14, 2020, on a number of grounds, the most significant of which is that this is a simple (alleged) breach of Promissory Note case. Creatd is current on all payments under the Note, and because both parties are New Jersey entities a mere breach of contract and/or collection-based case is not appropriately venued in federal court. Upon receipt of our Motion to Dismiss, Home Revolution submitted an Amended Complaint, presumably in an effort to cure the problems with the Complaint which we identified in the Motion to Dismiss. Home Revolution has subsequently initiated a series of atypical procedures and, as a result, has (without following the Federal Rules of Civil Procedure) moved for both default and to submit yet another newly Amended Complaint (the one precludes the other and vice versa).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2021, we issued securities that were not registered under the Securities Act and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q as listed below. All of the securities discussed in this Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

Board Issuances

During the six months ended June 30, 2021, the Company issued 69,635 shares of common stock and options to purchase 352,500 shares of common stock to members of the board of directors under the Jerrick Media Holdings, Inc. 2020 Omnibus Equity Incentive Plan. The options have an exercise price ranging from $2.55 - $14.10, vest on the one year anniversary and expire 5 years from the date of vesting.

Consultant Shares

During the three months ended June 30, 2021, the Company issued 29,415 shares of Common Stock to consultants and employees.

Debt Conversion

During the three months ended June 30, 2021, a lender converted $169,400 in promissory notes into 55,631 shares of Common Stock.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description
4.1	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on June 17, 2021).

10.1	Membership Interest Purchase Agreement, dated as of June 4, 2017, by and among, Creatd Partners, LLC, Angela Hein and Heidi Brown (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on June 10, 2021).

10.2	Second Amended and Restated Limited Liability Company Agreement of Plant Camp (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on June 10, 2021).

10.3	Stock Purchase Agreement, dated as of July 20, 2021, by and among, Creatd Partners, LLC, WHE Agency, Inc., and individuals named therein (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on July 26, 2021).

10.4	Voting Agreement and Proxy, dated as of July 19, 2021, by and among, Creatd Partners, LLC, and individuals named therein (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on July 26, 2021).

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1#	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

#	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATD, INC.

Date: August 13, 2021	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Chelsea Pullano
	Name:	Chelsea Pullano
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)