Form 10-Q
period 2021-09-30
Creatd, Inc.
filed 2021-11-15
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

Yes ☐   No ☒

As of November 15, 2021, the registrant had 16,295,455 shares of its common stock, par value $0.001 per share, outstanding.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Creatd, Inc.

September 30, 2021

Index to the Condensed Consolidated Financial Statements

Contents	Page(s)
Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (unaudited)	8

Notes to the Condensed Consolidated Financial Statements (unaudited)	9

Creatd, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets
Cash	$1,508,528	$7,906,782
Accounts receivable, net	393,291	90,355
Inventory	88,061	-
Prepaid expenses and other current assets	561,031	23,856
Total Current Assets	2,550,911	8,020,993

Property and equipment, net	86,900	56,258
Intangible assets	2,488,903	960,611
Goodwill	1,978,793	1,035,795
Deposits and other assets	84,721	191,836
Marketable securities	-	62,733
Minority investment in businesses	152,096	217,096
Equity method investment	732,297	-
Operating lease right of use asset	178,402	239,158
Total Assets	$8,253,023	$10,784,480

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$2,728,967	$2,638,688
Derivative liabilities	-	42,231
Convertible Notes, net of debt discount and issuance costs	154,037	897,516
Current portion of operating lease payable	96,817	79,816
Note payable - related party, net of debt discount	1,134,712	-
Note payable, net of debt discount and issuance costs	1,072,190	1,221,539
Deferred revenue	200,500	88,637
Total Current Liabilities	5,387,223	4,968,427

Non-current Liabilities:
Note payable	18,959	213,037
Convertible Notes	640,496	-
Operating lease payable	79,214	157,820

Total Non-current Liabilities	738,669	370,857
Total Liabilities	6,125,892	5,339,284

Commitments and contingencies

Stockholders’ Equity
Series E Preferred stock, $0.001 par value, 1,088 and 7,738 shares issued and outstanding, respectively	1	8
Common stock par value $0.001: 100,000,000 shares authorized; 14,033,197 issued and 14,023,847 outstanding as of September 30, 2021 and 8,736,378 issued and 8,727,028 outstanding as of December 31, 2020	14,032	8,737
Additional paid in capital	98,264,091	77,505,013
Subscription receivable	-	(40,000)
Less: Treasury stock, 5,657 and 5,657 shares, respectively	(62,406)	(62,406)
Accumulated deficit	(97,341,964)	(71,928,922)
Accumulated other comprehensive income	(53,533)	(37,234)
Total Creatd, Inc. Stockholders’ Equity	820,221	5,445,196
Non-controlling interest in consolidated subsidiaries	1,306,910	-
	2,127,131	5,445,196
Total Liabilities and Stockholders’ Equity	$8,253,023	$10,784,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Net revenue	$1,179,620	$424,814	$2,894,390	$1,040,496

Cost of revenue	1,418,213	731,309	4,160,743	1,863,148

Gross margin (loss)	(238,593)	(306,495)	(1,266,353)	(822,652)

Operating expenses
Research and development	322,946	158,528	708,396	329,803
Marketing	1,812,400	540,555	8,049,579	1,396,119
Stock based compensation	2,151,900	4,582,766	5,662,389	6,577,558
General and administrative	2,385,135	1,435,520	5,551,049	3,258,933
Total operating expenses	6,672,381	6,717,369	19,971,413	11,562,413

Loss from operations	(6,910,974)	(7,023,864)	(21,237,766)	(12,385,065)

Other income (expenses)
Other income	123,710	437,657	123,710	515,442
Interest expense	(59,859)	(512,650)	(319,290)	(1,379,386)
Accretion of debt discount and issuance cost	(2,176,651)	(4,058,286)	(3,028,015)	(4,385,507)
Derivative expense	-	-	(100,502)	-
Change in derivative liability	(833,456)	-	(1,096,287)	-
Impairment of investment	-		(62,733)	-
Settlement of vendor liabilities	-	-	92,909	(126,087)
Loss on marketable securities	-	(17,495)	-	(7,453)
Gain (loss) on extinguishment of debt	137,109	(5,004,060)	423,118	(5,539,100)
Gain on forgiveness of debt	-	-	279,022	470
Other expenses, net	(2,809,147)	(9,154,834)	(3,688,068)	(10,921,621)

Loss before income tax provision and equity in net loss from unconsolidated investments	(9,720,121)	(16,178,698)	(24,925,834)	(23,306,686)

Equity in net loss from equity method investment	(16,413)	-	(16,413)	-
Income tax provision	-	-	-	-
Net loss	(9,736,534)	(16,178,698)	(24,942,247)	(23,306,686)

Non-controlling interest in net loss	(60,477)	-	(60,045)	-

Net Loss attributable to Creatd, Inc.	(9,797,011)	(16,178,698)	(25,002,292)	(23,306,686)

Deemed dividend	-	(18,421)	(410,750)	(18,421)

Net loss attributable to common shareholders	$(9,797,011)	$(16,197,119)	$(25,413,042)	$(23,325,107)

Comprehensive loss

Net loss	$(9,736,534)	$(16,178,698)	$(24,942,247)	$(23,306,686)

Currency translation gain (loss)	(8,436)	5,735	(16,299)	(22,795)

Comprehensive loss	$(9,744,970)	$(16,172,963)	$(24,958,546)	$(23,329,481)

Per-share data
Basic and diluted loss per share	$(0.71)	$(3.81)	$(2.20)	$(6.65)

Weighted average number of common shares outstanding	13,710,111	4,254,300	11,563,150	3,506,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Three Months Ended September 30, 2021 (Unaudited)

	Series E Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Accumulated	Non-Controlling	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income	Equity
Balance, July 1, 2021	1,048	$1	11,857,675	$11,858	(5,657)	$(62,406)	$87,131,333	$(87,544,953)	$56,433	$(45,097)	$(452,831)

Stock based compensation	-	-	22,934	23	-	-	2,094,787	-	-	-	2,094,810

Conversion of warrants to stock	-	-	954,568	955	-	-	4,198,442	-	-	-	4,199,397

Shares issued for acquisition	-	-	224,503	224	-	-	893,297	-	-	-	893,521

Cash received for common stock	-	-	87,500	87	-	-	248,613	-	-	-	248,700

Common stock issued upon conversion of notes payable	-	-	779,706	779	-	-	3,697,725	-	-	-	3,698,504

Conversion of preferred series E to stock	(438)	-	106,311	106	-	-	(106)	-	-	-	-

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(8,436)	(8,436)

Non-controlling interest in consolidated subsidiary from acquisition	-	-	-	-	-	-	-	-	1,190,000	-	1,190,000

Net loss for the three months ended September 30, 2021	-	-	-	-	-	-	-	(9,797,011)	60,477	-	(9,736,534)
Balance, September 30, 2021	610	$1	14,033,197	$14,032	(5,657)	$(62,406)	$98,264,091	$(97,341,964)	$1,306,910	$(53,533)	$2,127,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2021 (Unaudited)

	Series E Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Subscription	Accumulated	Non- Controlling	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Interest	Income	Equity
Balance, January 1, 2021	7,738	$8	8,736,378	$8,737	(5,657)	$(62,406)	$77,505,013	$(40,000)	$(71,928,922)	$-	$(37,234)	$5,445,196

Stock based compensation	-	-	224,245	224	-	-	5,505,165	-	-	-	-	5,505,389

Shares issued for prepaid services	-	-	50,000	50	-	-	226,450	-	-	-	-	226,500

Shares issued to settle vendor liabilities	-	-	44,895	44	-	-	181,341	-	-	-	-	181,385

Common stock issued upon conversion of notes payable	-	-	900,665	901	-	-	4,014,424	-	-	-	-	4,015,325

Exercise of warrants to stock	-	-	1,275,261	1,275	-	-	5,470,793	-	-	-	-	5,472,068

Cash received for common	-	-	837,500	837	-	-	2,461,363	-	-	-	-	2,462,200

Cash received for preferred series E and warrants	40	-	-	-	-	-	(4,225)	40,000	-	-	-	35,775

Conversion of preferred series E to stock	(7,168)	(7)	1,739,750	1,739	-	-	(1,732)	-	-	-	-	-

Stock warrants issued with note payable	-	-	-	-	-	-	1,601,452	-	-	-	-	1,601,452

Shares issued for acquisition	-	-	224,503	225	-	-	893,297	-	-	-	-	893,522

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	(16,299)	(16,299)

Non-controlling interest in consolidated subsidiary from acquisition	-	-	-	-	-	-	-	-	-	1,246,865	-	1,246,865

Dividends	-	-	-	-	-	-	410,750	-	(410,750)	-	-	-

Net loss for the nine months ended September 30, 2021	-	-	-	-	-	-	-	-	(25,002,292)	60,045	-	(24,942,247)
Balance, September 30, 2021	610	$1	14,033,197	$14,032	(5,657)	$(62,406)	$98,264,091	$-	$(97,341,964)	$1,306,910	$(53,533)	$2,127,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Three Months Ended September 30, 2020 (Unaudited)

	Common Stock		Treasury stock		Additional Paid In	Accumulated	Other Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance, July 1, 2020	3,327,398	$3,327	(7,461)	$(60,162)	$39,075,664	$(51,708,425)	$(34,525)	$(12,724,121)

Shares Issued with note payable	6,667	7	-	-	71,322	-	-	71,329

Stock warrants issued with note payable	-	-	-	-	326,364	-	-	326,364

Stock based compensation	91,167	91	-	-	4,582,674	-	-	4,582,765

Recognition of intrinsic value of beneficial conversion features – convertible notes	-	-	-	-	5,109,680	-	-	5,109,680
								-
Cash received for common stock and warrants	1,725,000	1,725	-	-	7,025,962	-	-	7,027,687
								-
Purchase of treasury stock	-	-	(1,889)	(27,398)	-	-	-	(27,398)

Common stock and warrants issued upon conversion of notes payable	3,512,513	3,513	-	-	11,213,850	-	-	11,217,363

Foreign currency translation adjustments	-	-	-	-	-	-	5,735	5,735

Dividends	-	-	-	-	18,421	(18,421)	-	-

Net loss for the three months ended September 30, 2020	-	-	-	-	-	(16,178,698)	-	(16,178,698)
Balance, September 30, 2020	8,662,745	$8,663	(9,350)	$(87,560)	$67,423,937	$(67,905,544)	$(28,790)	$(589,294)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Nine Months Ended September 30, 2020 (Unaudited)

	Common Stock		Treasury stock		Additional Paid In	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance, Jan 1, 2019	3,059,646	$3,060	(53,283)	$(367,174)	$36,391,818	$(44,580,437)	$(5,995)	$(8,558,728)

Shares issued with notes payable	14,774	15	-	-	130,244	-	-	130,259

Stock based compensation	141,167	141	-	-	5,167,633	-	-	5,167,774

Shares issued for services	-	-	-	-	-	-	-	-

Shares issued to settle vendor liabilities	23,565	24	-	-	235,607	-	-	235,631

Conversion of warrants to stock	7,239	7	-	-	(4,236)	-	-	(4,229)

Conversion of options to stock	229,491	229	-	-	1,405,436	-	-	1,405,665

Stock warrants issued with note payable	-	-	-	-	1,078,501	-	-	1,078,501

Cancellation of Treasury stock	(50,650)	(51)	50,650	349,030	(348,979)	-	-	-

Purchase of treasury stock	-	-	(6,717)	(69,416)	-	-	-	(69,416)

Recognition of intrinsic value of beneficial conversion features – convertible notes	-	-	-	-	5,109,680	-	-	5,109,680

Cash received for common stock and warrants	1,725,000	1,725	-	-	7,025,962	-	-	7,027,687

Common stock and warrants issued upon conversion of notes payable	3,512,513	3,513	-	-	11,213,850	-	-	11,217,363

Dividends	-	-	-	-	18,421	(18,421)	-	-

Foreign currency translation adjustments	-	-	-	-	-	-	(22,795)	(22,795)

Net loss for the nine months ended September 30, 2020	-	-	-	-	-	(23,306,686)	-	(23,306,686)
Balance, September 30, 2020	8,662,745	$8,663	(9,350)	$(87,560)	$67,423,937	$(67,905,544)	$(28,790)	$(589,294)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,942,247)	$(23,306,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194,929	116,614
Impairment of note receivable	62,733	-
Impairment of intangible assets	93,791	-
Accretion of debt discount and issuance cost	3,028,015	4,385,507
Share-based compensation	5,662,389	6,577,558
Bad debt expense	-	52,849
Gain on marketable securities	-	7,453
Gain on Forgiveness of debt	(279,022)	(470)
Settlement of vendor liabilities	(92,909)	126,087
Change in fair value of derivative liability	1,096,287	-
Derivative Expense	100,502	-
Loss on extinguishment of debt	(423,118)	5,539,100
Non cash lease expense	60,756	53,462
Equity interest granted for other income	(123,710)	-
Equity in net loss from unconsolidated investment	16,413	-
Changes in operating assets and liabilities:
Prepaid expenses	(471,899)	-
Inventory	(68,091)	-
Accounts receivable	150,980	(92,319)
Deposits and other assets	107,115	(5,407)
Deferred revenue	111,192	(13,270)
Accounts payable and accrued expenses	160,434	1,578,302
Operating lease liability	(61,605)	(51,268)
Net Cash Used In Operating Activities	(15,617,065)	(5,032,488)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(65,971)	(19,460)
Deposits	-	(175,000)
Cash paid for minority investment in business	(325,000)	-
Cash paid for equity method investment	(510,000)	-
Cash paid for investments in marketable securities	-	(238,272)
Sale of marketable securities	-	36,048
Cash acquired in business acquisition	31,807	-
Cash consideration for acquisition	(444,750)	-
Purchases of digital assets	(11,241)	-
Net Cash Used In Investing Activities	(1,325,155)	(396,684)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrant	5,472,068	-
Net proceeds from issuance of notes	321,229	1,396,649
Repayment of notes	(403,843)	(447,024)
Proceeds from issuance of demand loan	-	440,000
Repayment of demand Loan	-	(90,000)
Proceeds from issuance of convertible note	3,610,491	2,904,255
Repayment of convertible notes	(941,880)	(1,658,001)
Proceeds from issuance of convertible notes - related party	-	50,000
Proceeds from issuance of note payable - related party	-	152,989
Repayment of note payable - related party	-	(983,752)
Proceeds from issuance of common stock and warrants	2,502,200	6,662,015
Purchase of treasury stock and warrants	-	(89,416)
Net Cash Provided By Financing Activities	10,560,265	8,337,715
Effect of exchange rate changes on cash	(16,299)	(22,795)
Net Change in Cash	(6,398,254)	2,885,748
Cash – Beginning of Year	7,906,782	11,637
Cash – End of period	$1,508,528	$2,897,385
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$58,395	$175,626
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of vendor liabilities	$168,667	$475,220
Beneficial conversion feature on convertible notes	$-	$5,498,313
Warrants issued with debt	$1,601,452	$1,079,213
Shares issued with debt	$-	$130,264
Issuance of common stock for prepaid services	$226,500	$585,000
Cancellation of Treasury stock	$-	$349,030
Conversion of note payable and interest into convertible notes	$-	$385,000
Conversion of Demand loan into notes payable	$-	$150,000
Deferred offering costs	$4,225	$-
Common stock and warrants issued upon conversion of notes payable	$4,015,325	$11,217,362
Shares issued for acquisition	$893,520	$-
Conversion of note payable and interest into convertible notes	$-	$385,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

September 30, 2021

Notes to the Condensed Consolidated Financial Statements

Note 1 – Organization and Operations

Creatd, Inc., formerly Jerrick Media Holdings, Inc. (“we,” “us,” the “Company,” or “Creatd”), is a technology company focused on providing economic opportunities for creators, which it accomplishes through its four main business pillars: Creatd Labs, Creatd Partners, Creatd Ventures, and Creatd Studios. Creatd’s flagship product, Vocal, delivers a robust long-form, digital publishing platform organized into highly engaged niche-communities capable of hosting all forms of rich media content. Through Creatd’s proprietary algorithm dynamics, Vocal enhances the visibility of content and maximizes viewership, providing advertisers access to target markets that most closely match their interests.

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

On September 11, 2019, the Company acquired 100% of the membership interests of Seller’s Choice, LLC, a New Jersey limited liability company (“Seller’s Choice”). Seller’s Choice is a digital e-commerce agency based in New Jersey.

On September 9, 2020, the Company filed a certificate of amendment with the Secretary of State of the State of Nevada to change our name to “Creatd, Inc.”, which became effective on September 10, 2020.

On June 4, 2021, the Company acquired 89% of the membership interests of Plant Camp, LLC, a Delaware limited liability company (“Plant Camp”), which the Company subsequently rebranded as Camp. Plant Camp is a direct-to-consumer (DTC) food brand which creates healthy upgrades to classic comfort food favorites. The results of Plant Camp’s operations have bene included since the date of acquisition in the Statements of Operations.

On July 20, 2021, the Company acquired 44% of the membership interests of WHE Agency, Inc,. WHE Agency, Inc, is a talent management and public relations agency based in New York. WHE Agency, Inc, has been consolidated due to the company’s ownership of 55% voting control, and the results of operations have been included since the date of acquisition in the Statements of Operations.

On August 16, 2021, the Company acquired 16% of the membership interests of Dune, Inc. bring our total membership interests to 21%. Dune, Inc. is a direct-to-consumer brand focused on promoting wellness through its range of health-oriented beverages.

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

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. The Company uses estimates in accounting for, among other items, revenue recognition, allowance for doubtful accounts, stock-based compensation, income tax provisions, excess and obsolete inventory reserve, and impairment of intellectual property.

Actual results could differ from those estimates.

Principles of consolidation

The Company consolidates all majority-owned subsidiaries, if any, in which the parent’s power to control exists.

As of September 30, 2021, the Company’s consolidated subsidiaries and/or entities are as follows:

Name of combined affiliate	State or other jurisdiction of incorporation or organization	Company Ownership Interest
Jerrick Ventures LLC	Delaware	100%
Abacus Tech Pty Ltd	Australia	100%
Seller’s Choice, LLC	New Jersey	100%
Recreatd, LLC	Delaware	100%
Give, LLC	Delaware	100%
Creatd Partners LLC	Delaware	100%
Plant Camp LLC	Delaware	89%
Sci-Fi Shop, LLC	Delaware	100%
OG Collection LLC	Delaware	100%
VMENA LLC	Delaware	100%
Vocal For Brands, LLC	Delaware	100%
Vocal Ventures LLC	Delaware	100%
What to Buy, LLC	Delaware	100%
WHE Agency, Inc.	Delaware	44%

All inter-company balances and transactions have been eliminated.

Fair Value of Financial Instruments

The fair value measurement disclosures are grouped into three levels based on valuation factors:

●	Level 1 – quoted prices in active markets for identical investments

●	Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)

●	Level 3 – significant unobservable inputs (including our own assumptions in determining the fair value of investments)

The Company’s Level 1 assets/liabilities include cash, accounts receivable, marketable trading securities, accounts payable, prepaid and other current assets, line of credit and due to related parties. Management believes the estimated fair value of these accounts at September 30, 2021 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

The Company’s Level 2 assets/liabilities include certain of the Company’s notes payable and capital lease obligations. Their carrying value approximates their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

The Company’s Level 3 assets/liabilities include goodwill, intangible assets, marketable debt securities, equity investments at cost, and derivative liabilities. Inputs to determine fair value are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.

The following table provides a summary of the relevant assets and liabilities that are measured at fair value on recurring basis:

Fair Value Measurements as of

September 30, 2021

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities - debt securities	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities:
Derivative liabilities	$-	$-	$-	$-
Total Liabilities	-	$-	$-	$-

The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on recurring basis as of September 30, 2021:

	Fair Value	Valuation Methodology	Unobservable Inputs
Marketable securities - debt securities	$-	Discounted cash flow analysis	Expected cash flows from the investment

Derivative liabilities	$-	Monte Carlo simulations and Binomial model	Risk free rate Expected volatility; Drift rate

The following table provides a summary of the relevant assets that are measured at fair value on non-recurring basis:

Fair Value Measurements as of

September 30, 2021

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity investments, at cost	$152,096	$-	$-	$152,096
Total assets	$152,096	$-	$-	$152,096

The following table shows the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on non-recurring basis as of September 30, 2021:

	Fair Value	Valuation Methodology	Unobservable Inputs
Equity investments, at cost	$152,096	Qualitative assessment per ASC 321-10-35	Qualitative factors

The Company valued the initial value of debt securities, which are investments in convertible notes receivable, by assessing the separate values of the debt and equity components for similar instruments convertible into private company equity (Level 3). The investment was initially measured at cost, which was determined to approximate fair value due to the lack of marketability of the conversion shares underlying these convertible instruments and the expected recoverability of the note principal. The key assumption affecting the level 3 fair values would be observable price changes to the equity investments. The Company monitors for impairment indicators at each balance sheet date.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has never experienced any losses related to these balances. As of September 30, 2021, and December 31, 2020, cash amounts in excess of $250,000 were not fully insured. The uninsured cash balance as of September 30, 2021 was approximately $1.3 million. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

Long-lived Assets Including Goodwill and Other Acquired Intangibles Assets

We evaluate the recoverability of property and equipment and acquired finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. During the three and nine months ended September 30, 2021 the Company recorded an impairment charge of $93,791 for intangible assets.

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

During the year ended December 31, 2020 the Company completed its annual impairment test of goodwill. The Company performed the qualitative assessment as permitted by ASC 350-20 and determined that the fair value of the reporting units are more likely than not equal or greater than the carrying value, including Goodwill. Based on completion of this annual impairment test, no impairment was indicated.

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

The following table sets forth a summary of the changes in marketable securities - available-for-sale debt securities that are measured at fair value on a recurring basis:

For the nine months ended September 30, 2021
Total
Beginning of period	$62,733
Purchase of marketable securities	-
Interest due at maturity	-
Other than temporary impairment	(62,733)
Conversion of marketable securities	-
September 30, 2021	$-

We invest in debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of September 30, 2021, all of our investments had maturities between one and three years. The marketable debt security investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. During the nine months ended September 30, 2021 the Company recognized a $62,733 impairment of the debt security.

The following table sets forth a summary of the changes in equity investments, at cost that are measured at fair value on a non-recurring basis:

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
	Total	Total
Beginning of period	$367,096	$217,096
Purchase of equity investments	-	150,000
Conversion to equity method investments	(215,000)	(215,000)
September 30, 2021	$152,096	$152,096

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

Equity Method Investments

Investments in unconsolidated entities over which we have significant influence are accounted for under the equity method of accounting. Under the equity method of accounting, the Company does not consolidate the investment’s financial statements within its consolidated financial statements. Equity method investments are initially recorded at cost, then our proportional share of the underlying net income or loss is recorded as equity in net loss from equity method investments in our statement of operations, with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce our carrying value of the investment and are recorded in the consolidated statements of cash flows using the cumulative earnings approach. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. There were no indicators of impairment related to our equity method investments for the three and nine months ended September 30, 2021.

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

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price. The transaction price for any given subscriber could decrease based on any payments made to that subscriber. A subscriber may be eligible for payment through one or more of the monetization features offered to Vocal creators, including earnings through reads (on a cost per mile basis) and cash prizes offered to Challenge winners;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, we satisfy a performance obligation.

Revenue disaggregated by revenue source for the three and nine months ended September 30, 2021 and 2020 consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Agency (Managed Services, Branded Content, & Talent Management Services)	$555,766	$349,148	$1,472,902	$856,233
Platform (Creator Subscriptions)	611,714	66,198	1,370,581	157,132
Ecommerce	4,153	-	9,679	-
Affiliate Sales	7,619	8,400	23,425	24,744
Other Revenue	368	1,068	17,803	2,387
	$1,179,620	$424,814	$2,894,390	$1,040,496

The Company utilizes the output method to measures the results achieved and value transferred to a customers over time. Timing of revenue recognition for the three and nine months ended September 30, 2021 and 2020 consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Products and services transferred over time	$1,167,480	$415,346	$2,843,483	$1,013,365
Products and services transferred at a point in time	12,140	9,468	50,907	27,131
	$1,179,620	$424,814	$2,894,390	$1,040,496

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

Talent Management Services

Talent Management represents the revenue recognized by WHE Agency, Inc. (“WHE”) from the Company’s obligation to manage and oversee influencer-led campaigns from the contract negotiation stage through content creation and publication. WHE acts in an agent capacity for influencers and collects a management fee of 20% of the value of an influencer’s contract with a brand. Revenue is recognized net of the 80% of the contract that is collected by the influencer and is recognized when performance obligations of the contract are met. Performance obligations are complete when milestones and deliverables of contracts are delivered to the client.

Below are the significant components of a typical agreement pertaining to talent management revenue:

●	Total gross contracts range from $500-$50,000.

●	The Company collects fixed fees in the amount of 20% of the gross contract amount, ranging from $100 to $10,000 in net revenue per contract.

●	The campaign is created and made live by the influencer within one month of the signed agreement, or as previously negotiated with the client.

●	Campaigns are promoted per the contract and the customer is provided a link to the live deliverables on the influencer’s social media channels.

●	Most billing for contracts occur 100% at execution of the performance obligation. Net payment terms vary by client.

Platform Revenue

Creator Subscriptions

Vocal+ is a premium subscription offering for Vocal creators. In addition to joining for free, Vocal creators now have the option to sign up for a Vocal+ membership for either $9.99 monthly or $99 annually, though these amounts are subject to promotional discounts and free trials. Vocal+ subscribers receive access to value-added features such as increased rate of cost per mille (thousand) (“CPM”) monetization, a decreased minimum withdrawal threshold, a discount on platform processing fees, member badges for their profiles, access to exclusive Vocal+ Challenges, and early access to new Vocal features. Subscription revenues stem from both monthly and annual subscriptions, the latter of which is amortized over a twelve-month period. Any customer payments received are recognized over the subscription period, with any payments received in advance being deferred until they are earned.

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

E-Commerce Revenue

The Company’s e-commerce businesses are housed under Creatd Ventures, and currently consists of two majority-owned e-commerce companies, Camp (previously Plant Camp) and Dune Glow Remedy (“Dune”).  The Company generates revenue through the sale of Camp and Dune’s consumer products through its e-commerce distribution channels. The Company satisfies its performance obligation upon shipment of product by its customers.

Deferred Revenue

Deferred revenue consists of billings and payments from clients in advance of revenue recognition. As of September 30, 2021, and December 31, 2020, the Company had deferred revenue of $200,500 and $88,637, respectively.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried when the Company has performed the work in accordance with managed services, project, partner, consulting and branded content agreements. For example, we bill a managed service client monthly when we have updated their Amazon store, modified SEO or completed the other services listed in the agreement. For projects and branded content, we will bill the client and record the receivable once milestones are reached that are set in the agreement. We make estimates for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers. During the nine months ended September 30, 2021, the Company recorded $0 as a bad debt expense. As of September 30, 2021, and December 31, 2020, the Company has an allowance for doubtful accounts of $76,340 and $80,509, respectively.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three and nine months ended September 30, 2021 and 2020 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at September 30, 2021 and 2020:

	September 30,
	2021	2020
Options	2,327,445	542,687
Warrants	6,558,705	3,059,040
Convertible notes	228,334	-
Totals	9,114,484	3,601,727

Reclassifications

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year’s presentation. These reclassifications did not affect the prior period’s total assets, total liabilities, stockholders’ deficit, net loss or net cash used in operating activities. During the three months ended September 30, 2021, we adopted a change in presentation on our consolidated statements of operations and comprehensive loss in order to present a gross profit line, the presentation of which is consistent with our peers. Under the new presentation, we began allocating payroll and related expenses, professional services and creator payouts. Prior periods have been revised to reflect this change in presentation.

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

In July 2021, the FASB issued ASU No. 2021-05, Lessors—Certain Leases with Variable Lease Payments (Topic 842), Which requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate (hereafter referred to as “variable payments”) as an operating lease on the commencement date of the lease if specified criteria are met. ASU 2021-05 is effective for the fiscal year beginning after December 15, 2022, including interim periods within that fiscal year. The Company expects that there would be no material impact on the Company’s condensed consolidated financial statements upon the adoption of this ASU.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations — Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805), Which aims to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in recognition and payment terms that effect subsequent revenue recognition. ASU 2021-08 is effective for the fiscal year beginning after December 15, 2022, including interim periods within that fiscal year. The Company expects that there would be no material impact on the Company’s condensed consolidated financial statements upon the adoption of this ASU.

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

As reflected in the condensed consolidated financial statements, as of September 30, 2021, the Company had an accumulated deficit of $97.3 million, a net loss of $25.0 million and net cash used in operating activities of $15.6 million for the reporting period then ended. The Company is in default on debentures as of the date of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Note 4 – Inventory

Inventory was comprised of the following at September 30, 2021:

September 30, 2021
Raw Materials	$75,585
Packaging	769
Finished goods	11,707
$88,061

Note 5 – Equity investments, at cost

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

On October 23, 2020, the Company entered into an equity interest purchase agreement whereas the Company purchased 3.8% ownership of a private company for $115,000. During the three months ended September 30, 2021, the Company acquired additional equity interests that resulted in the Company achieving significant influence over this investee, therefore the investments were reclassified as an equity method investment (see Note 6).

On February 17, 2021, the Company entered into a membership interest purchase agreement whereas the Company purchased another 3.3% ownership of a private company for $100,000. During the three months ended September 30, 2021, the Company acquired additional equity interests that resulted in the Company achieving significant influence over this investee, therefore the investments were reclassified as an equity method investment (see Note 6).

On May 21, 2021, the Company entered into a common stock purchase agreement whereas the Company purchased 10.0% ownership of a private company for $50,000.

Note 6 – Equity Method Investments

During the nine months ended September 30, 2021, we invested $410,000 in cash into Dune, Inc., and received equity interest for services that were recorded to other income on the Statement of Operations. Our investment in Dune, Inc., is accounted for under the equity method and is included within Equity method investment in our consolidated balance sheet as of September 30, 2021. Our ownership percentage in Dune, Inc. which is recorded under the equity method investment, is 21%. During the three and nine months ended September 30, 2021, we recorded $16,413 of losses from this investment as equity in net loss from equity method investment within our consolidated statements of operations. As of September 30, 2021, our Equity method investment total $732,297.

Note 7 – Notes Payable

Notes payable as of September 30, 2021 and December 31, 2020 is as follows:

	Outstanding Principal as of
	September 30, 2021	December 31, 2020	Interest Rate	Maturity Date
Seller’s Choice Note	$660,000	$660,000	30%	September 2020
The May 2020 PPP Loan Agreement	232,432	412,500	1%	April 2022
The April 2020 PPP Loan Agreement	-	282,432	1%	May 2022
The October 2020 Loan Agreement	54,412	55,928	14%	July 2021
The November 2020 Loan Agreement	-	23,716	14%	May 2021
The February 2021 Loan Agreement	81,789	-	14%	July 2021
The July 2021 Loan Agreement	72,204	-	10%	October 2022
	1,100,837	1,434,576
Less: Debt Discount	(9,688)	-
Less: Debt Issuance Costs	-	-
	1,091,149	1,434,576
Less: Current Debt	(1,072,190)	(1,221,539)
Total Long-Term Debt	$18,959	$213,037

Seller’s Choice Note

On September 11, 2019, the Company entered into Seller’s Choice Purchase Agreement with Home Revolution LLC. As a part of the consideration provided pursuant to the Seller’s Choice Acquisition, the Company issued the Seller’s Choice Note to the Seller in the principal amount of $660,000. The Seller’s Choice Note bears interest at a rate of 9.5% per annum and is payable on March 11, 2020 (the “Seller’s Choice Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts become due. Upon maturity the Company utilized an automatic extension up to 6 months. This resulted in a 5% increase in the interest rate every month the Seller’s Choice Note is outstanding. As of September 30, 2021, the Company is in default on the Seller’s Choice note.

During the nine months ended September 30, 2021, the Company accrued interest of $148,093.

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

During the nine months ended September 30, 2021, the Company accrued interest of $1,395.

During the nine months ended September 30, 2021, the Company repaid $50,000 in principal.

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

During the nine months ended September 30, 2021, the Company accrued interest of $1,017.

During the nine months ended September 30, 2021, the Company repaid $136,597 in principal and was forgiven $275,903 of principal and $3,119 of accrued interest.

The October 2020 Loan Agreement

On October 6, 2020, the Company entered into a secured loan agreement (the “October 2020 Loan Agreement”) with a lender (the “October 2020 Lender”), whereby the October 2020 Lender issued the Company a secured promissory note of $74,300 AUD or $54,412 United States Dollars (the “October 2020 Note”). Pursuant to the October 2020 Loan Agreement, the October 2020 Note has an effective interest rate of 14%. The maturity date of the October 2020 Note is September 30, 2021 (the “October 2020 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the October 2020 Loan Agreement are due. The loan is secured by the Australian research & development credit.

During the nine months ended September 30, 2021, the Company accrued $7,780 AUD in interest.

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

During the nine months ended September 30, 2021, the Company repaid $23,716 in principal and $4,736 of accrued interest.

The February 2021 Loan Agreement

On February 24, 2021, the Company entered into a secured loan agreement (the “February 2021 Loan Agreement”) with a lender (the “February 2021 Lender”), whereby the February 2021 Lender issued the Company a secured promissory note of $111,683 AUD or $81,789 United States Dollars (the “February 2021 Note”). Pursuant to the February 2021 Loan Agreement, the February 2021 Note has an effective interest rate of 14%. The maturity date of the February 2021 Note is July 31, 2021 (the “February 2021 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the February 2021 Loan Agreement are due. The loan is secured by the Australian research & development credit.

During the nine months ended September 30, 2021, the Company accrued $9,339 AUD in interest.

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

During the nine months ended September 30, 2021, the Company repaid $92,140 in principal and converted $35,970 into the July 2021 Loan Agreement. As part of the conversion the Company recorded $8,341 as extinguishment expense.

The July 2021 Loan Agreement

On July 2, 2021, the Company entered into a loan agreement (the “July 2021 Loan Agreement”) with a lender (the “July 2021 Lender”) whereby the July 2021 Lender issued the Company a promissory note of $137,625 (the “July 2021 Note”). Pursuant to the July 2021 Loan Agreement, the July 2021 Note has an effective interest rate of 10%. The maturity date of the July 2021 Note is December 31, 2022 (the “July 2021 Maturity Date”), at which time all outstanding principal, accrued and unpaid interest and other amounts due under the July 2021 Note are due.

During the nine months ended September 30, 2021, the Company repaid $65,421 in principal.

Note 8 – Convertible Note Payable

Convertible notes payable as of September 30, 2021, and December 31, 2020, is as follows:

	Outstanding Principal as of						Warrants granted
	September 30, 2021	December 31, 2020	Interest Rate	Conversion Price		Maturity Date	Quantity	Exercise Price
The September 2020 convertible Loan Agreement	$-	$341,880	12%	-	(*)	September-21	85,555	5
The First December 2020 convertible Loan Agreement	-	600,000	12%	-	(*)	December-21	-	-
The October 2020 convertible Loan Agreement	-	169,400	6%	-	(*)	October-21	-	-
The Second December 2020 convertible Loan Agreement	500	169,400	6%	-	(*)	December-21	-	-
The May 2021 Loan	1,141,669	-	-%	5.00	(*)	November-22	1,090,908	4.50
The July 2021 Loan	168,850	-	6%	-	(*)	July - 22
	1,311,019	1,280,680
Less: Debt Discount	(430,026)	(309,637)
Less: Debt Issuance Costs	(86,460)	(73,527)
	794,533	897,516
Less: Current Debt	(154,037)	(897,516)
Total Long-Term Debt	$640,496	$-

(*)	As subject to adjustment as further outlined in the notes

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

During the nine months ended September 30, 2021, the First July 2020 Note became convertible. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Binomial model at the conversion date and the period end. The conversion feature of First July 2020 Note gave rise to a derivative liability of $112,743. The Company recorded $68,000 as a debt discount and $44,743 was recorded to derivative expense. The debt discount is charged to accretion of debt discount over the remaining term of the convertible note.

During the nine months ended September 30, 2021, the Company converted $68,000 in principal and $3,400 in interest into 35,469 shares of the Company’s common stock.

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

The Company recorded a $3,000 debt discount relating to original issue discount associated with this note. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.t

During the nine months ended September 30, 2021, the August 2020 Note became convertible. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Binomial model at the conversion date and the period end. The conversion feature of August 2020 Note gave rise to a derivative liability of $120,759. The Company recorded $65,000 was recorded as a debt discount and $55,759 was recorded to derivative expense. The debt discount is charged to accretion of debt discount over the remaining term of the convertible note.

During the nine months ended September 30, 2021 the Company converted $68,000 in principal and $3,400 in interest into 29,859 shares of the Company’s common stock.

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

During the nine months ended September 30, 2021 the Company repaid $341,880 in principal and $46,200 in interest.

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

During the nine months ended September 30, 2021, the Second July 2020 Note became convertible. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Binomial model at the conversion date and the period end. The conversion feature of Second July 2020 Note gave rise to a derivative liability of $74,860. The Company recorded this as a debt discount. The debt discount is charged to accretion of debt discount over the remaining term of the convertible note.

During the nine months ended September 30, 2021, the Company converted $169,400 in principal and $4,620 in interest into 55,631 shares of the Company’s common stock.

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

During the nine months ended September 30, 2021 the Company repaid $600,000 in principal and $4,340 in interest.

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

During the nine months ended September 30, 2021, the Second December 2020 Note became convertible. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Binomial model at the conversion date and the period end. The conversion feature of Second December 2020 Note gave rise to a derivative liability of $108,880. The Company recorded this as a debt discount. The debt discount is charged to accretion of debt discount over the remaining term of the convertible note.

During the nine months ended September 30, 2021, the Company converted $168,900 in principal and $4,605 in interest into 74,706 shares of the Company’s common stock.

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

During the nine months ended September 30, 2021, the Company converted $3,525,000 in principal into 705,000 shares of the Company’s common stock.

The July 2021 Convertible Loan Agreement

On July 6, 2021, the Company entered into a loan agreement (the “July 2021 Loan Agreement”) with an individual (the “July 2021 Lender”), whereby the July 2021 Lender issued the Company a promissory note of $168,850 (the “July 2021 Note”). Pursuant to the July 2021 Loan Agreement, the July 2021 Note has interest of six percent (6%). The July 2021 Note matures on the first (12th) month anniversary of its issuance date.

Upon default or 180 days after issuance the July 2021 Note is convertible into shares of the Company’s common stock, par value $0.001 per share (“Conversion Shares”) equal to 75% of average the lowest three trading prices of the Company’s common stock on the fifteen-trading day immediately preceding the date of the respective conversion.

The Company recorded a $15,850 debt discount relating to an original issue discount and $3,000 of debt issuance costs related to fees paid to vendors relating to the offering. The debt discount and debt issuance costs are being accreted over the life of the note to accretion of debt discount and issuance cost.

During the nine months ended September 30, 2021, the Company accrued 2,387 in interest.

Note 9 – Related Party

Notes payable

Notes payable – related party as of September 30, 2021 and December 31, 2020 is as follows:

	Outstanding Principal as of				Warrants granted
	September 30, 2021	December 31, 2020	Interest Rate	Maturity Date	Quantity	Exercise Price
The September 2020 Goldberg Loan Agreement	188,574	16,705	7%	September 2022	-	-
The September 2020 Rosen Loan Agreement	955,727	3,295	7%	September 2022	-	-
	1,144,301	20,000
Less: Debt Discount	(9,589)	(17,068)
	1,134,712	2,932
Less: Current Debt	(1,134,712)	(2,932)
	$-	$-

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

Since the September 2020 Goldberg Note has a make-whole provision if the shares of the Company’s common stock issued to the lender in accordance with the Lender’s Exchange Agreement (see note 10) have a value equal to or less than $6,463,363 determined by using the lowest VWAP of the last 30 days prior to September 14, 2021. The principal amount of the September 2020 Goldberg Note shall increase by 200% of the difference between the initial consideration and the September 14, 2021, value. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The make-whole feature gave rise to a derivative liability that has been marked to market during the three and nine months ended September 30, 2021, and the change in derivative liability is recorded on Condensed Consolidated Statements of Comprehensive Loss. See note 10.

On September 15, 2021, the make-whole provision was triggered, causing an increase in principal of the September 2020 Goldberg Note by $939,022.

During the nine months ended September 30, 2021, the Company accrued interest of $3,576.

Subsequent to September 30, 2021, the Company agreed to a settlement of the amount owed under the September 2020 Goldberg Note in the amount of $350,000, payable as $200,000 in cash and $150,000 in shares of Common Stock.

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

Since the September 2020 Rosen Note has a make-whole provision if the shares of the Company’s common stock issued to the lender in accordance with the Lender’s Exchange Agreement (see note 10) have a value equal to or less than $1,274,553 determined by using the lowest VWAP of the last 30 days prior to September 14, 2021. The principal amount of the September 2020 Rosen Note shall increase by 200% of the difference the initial consideration and the September 14, 2021 value. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The make-whole feature of gave rise to a derivative that has been marked to market during the three and nine months ended September 30, 2021, and the change in derivative liability is recorded on Condensed Consolidated Statements of Comprehensive Loss. See note 10.

On September 15, 2021 the make-whole provision was triggered, causing an increase in principal of the September 2020 Rosen Note by $185,279.

During the nine months ended September 30, 2021, the Company accrued interest of $706.

Subsequent to September 30, 2021, the Company repaid all outstanding principal and interest on this Note.

Officer compensation

During the nine months ended September 30, 2021, the Company paid $72,690 for living expenses for officers of the Company.

Note 10 – Derivative Liabilities

The Company has identified derivative instruments arising from a make-whole feature in the Company’s notes payable during the nine months ended September 30, 2021. For the terms of the make-whole features see the September 2020 Rosen Loan Agreement and the September 2020 Goldberg Loan Agreement in Note 9. The Company has also identified derivative instruments arising from convertible notes that have an option to convert at a variable number of shares in the Company’s convertible notes payable during the nine months ended September 30, 2021. For the terms of the conversion features see Note 9. The Company had no derivative assets or liabilities measured at fair value on a recurring basis as of September 30, 2021.

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

Expected term: The Company’s remaining term is based on the remaining contractual maturity of the convertible notes.

The following are the changes in the derivative liabilities during the three and nine months ended September 30, 2021.

	Three Months Ended September 30, 2021
	Level 1	Level 2	Level 3
Derivative liabilities as July 1, 2021	$-	$-	$436,294
Addition	-	-	-
Extinguishment			(145,449)
Conversion to Note payable - related party			(1,124,301)
Changes in fair value	-	-	833,456
Derivative liabilities as September 30, 2021	$-	$-	$-

	Nine Months Ended September 30, 2021
	Level 1	Level 2	Level 3
Derivative liabilities as January 1, 2021	$-	$-	$42,231
Addition	-	-	417,241
Extinguishment			(431,458)
Conversion to Note payable - related party			(1,124,301)
Changes in fair value	-	-	1,096,287
Derivative liabilities as September 30, 2021	$-	$-	$-

Note 11 – Stockholders’ Equity

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

On August 17, 2020, following board of director’s approval, the Company filed a Certificate of Change to its Articles of Incorporation (the “Amendment”), with the Secretary of State of the State of Nevada to effectuate a one-for-twenty (1:3) reverse stock split (the “Reverse Stock Split”) of its common stock, par value $0.001 per share, without any change to its par value. The Amendment became effective on August 17, 2020. No fractional shares were issued in connection with the Reverse Stock Split as all fractional shares were “rounded up” to the next whole share. As a result, all share information in the accompanying condensed consolidated financial statements has been adjusted as if the reverse stock split happened on the earliest date presented.

Preferred Stock

Series E Convertible Preferred Stock

On December 29, 2020, the Company entered into securities purchase agreements with thirty-three accredited investors whereby the Investors have agreed to purchase from the Company an aggregate of 7,778 shares of the Company’s Series E Convertible Preferred Stock, par value $0.001 per share and 2,831,715 warrants to purchase shares of the Company’s common stock, par value $0.001 per share. The Series E Preferred Stock is convertible into a total of 1,887,810 shares of Common Stock. The combined purchase price of one Conversion Share and one and a half warrant was $4.12. The aggregate purchase price for the Series E Preferred Stock and warrants was $7,777,777. The Company has recorded $817,353 to stock issuance costs, which are part of Additional Paid-in Capital.

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

During the nine months ended September 30, 2021, the Company received the $40,000 of the subscription receivable for the Series E Convertible Preferred Stock. The Company has recorded $4,225 to stock issuance costs, which are part of Additional Paid-in Capital.

During the nine months ended September 30, 2021, investors converted 7,168 shares of the Company’s Series E Convertible Preferred Stock into 1,739,750 shares of the Company’s common stock.

Common Stock

On January 14, 2021, the Company issued 30,000 shares of its restricted common stock to consultants in exchange for services at a fair value of $133,200.

On January 20, 2021, the Company issued 40,000 shares of its restricted common stock to consultants in exchange for a year of services at a fair value of $192,000. On May 24, 2021, the Company amended the contract and issued and additional 10,000 shares of its restricted common stock. these shares had a fair value of $34,500. The shares issued to the consultant were recorded as common stock issued for prepaid services and will be expensed over the life of the consulting contract to share based payments. During the nine months ended September 30, 2021, the Company recorded $99,908 to stock-based compensation expense related to these shares.

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

On June 17, 2021, the Company entered into an underwriting agreement with The Benchmark Company LLC, pursuant to which we agreed to sell to the Underwriter in a firm commitment underwritten public offering an aggregate of 750,000 shares of the Company’s common stock, at a public offering price of $3.40 per share. The Company also granted the Underwriter a 30-day option to purchase up to an additional 112,500 shares of Common Stock to cover over-allotments, if any. The Offering closed on June 21, 2021. The net proceeds to the Company from the equity raise was $2,213,500. As part of the underwriting agreement the Company issued 46,667 warrants of the Company’s common stock to Benchmark. The warrants have an exercise price $5.40 and a term of five years. On July 9, 2021, the Representative exercised the over-allotment option to purchase an additional 954,568 shares of Common Stock.

On July 20, 2021, the Company issued 2,154 shares of its restricted common stock to consultants in exchange for services at a fair value of $8,570.

On July 15, 2021, the Company issued 715 shares of its restricted common stock to consultants in exchange for services at a fair value of $2,500.

On August 15, 2021, the Company issued 820 shares of its restricted common stock to consultants in exchange for services at a fair value of $2,500.

On September 15, 2021, the Company issued 793 shares of its restricted common stock to consultants in exchange for services at a fair value of $2,500.

Stock Options

The Company applied fair value accounting for all share-based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for options granted during the nine months ended September 30, 2021, are as follows:

September 30, 2021
Exercise price	$2.55 – 14.10
Expected dividends	0%
Expected volatility	194.39% – 242.98%
Risk free interest rate	0.46 – 0.98%
Expected life of option	5 - 7 years

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – December 31, 2020 – outstanding	541,021	12.75	3.27
Granted	1,850,588	6.32	6.20
Exercised	-	-	-
Forfeited/Cancelled	(64,164)	13.06	-
Balance – September 30, 2021 – outstanding	2,327,445	7.63	4.29
Balance – September 30, 2021 – exercisable	608,524	12.75	3.75

Option Outstanding			Option Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)
$7.63	2,327,445	4.92	12.75	608,524	3.75

During the ended December 31, 2018 the Company granted options of 11,667 to consultants that has a fair value of $57,123. As of the date of this filing the company has not issued these options and they are recorded as an accrued liability on the Consolidated Balance Sheet.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $4,100,729, for the nine months ended September 30, 2021.

As of September 30, 2021, there was $4,472,344 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1.06 year.

Warrants

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for warrants granted during the nine months ended September 30, 2021 are as follows:

September 30, 2021
Exercise price	$4.50 – 4.95
Expected dividends	0%
Expected volatility	237.14% - 237.68%
Risk free interest rate	0.82% - 0.86%
Expected life of warrant	5 years

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrant	Weighted Average Exercise Price
Balance – December 31, 2020 – outstanding	6,130,948	4.96
Granted	1,881,267	5.63
Exercised	(1,438,788)	4.59
Forfeited/Cancelled	(14,722)	24.00
Balance – September 30, 2021 – outstanding	6,558,705	4.92
Balance – September 30, 2021 – exercisable	6,558,705	$4.92

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.92	6,558,705	4.06	4.92	6,558,705	4.06

During the nine months ended September 30, 2021, the Company issued 1,275,261 shares of common stock to a certain warrant holder upon the cashless exercise of a warrant to purchase 1,438,788 shares of common stock. The Company received $5,472,068 in connection with the exercise of the warrant.

During the nine months ended September 30, 2021, a total of 486,516 warrants were issued in connection with the Series E Convertible Preferred Stock raise.

During the nine months ended September 30, 2021, a total of 1,090,908 warrants were issued with convertible notes (See Note 8 above). The warrants have a grant date fair value of $3,067,617 using a Black-Scholes option-pricing model and the above assumptions.

During the nine months ended September 30, 2021, some of the Company’s warrants had a reset provision triggered that also resulted in an additional 127,801 warrants to be issued. A deemed dividend of $410,750 was recorded to the Statements of Comprehensive Loss.

On June 17, 2021, the Company issued 46,667 warrants in connection with the underwriting agreement.

Stock-based compensation for stock warrants has been recorded in the consolidated statements of operations and totaled $480,863, for the nine months ended September 30, 2021

Share-based awards, restricted stock award (“RSAs”)

On February 4, 2021 the Board resolved that, the Company shall pay each member of the Board, for each calendar quarter during which such member continues to serve on the Board, compensation as a group amounts to $62,500 per quarter. The shares vest one year after issuance.

A summary of the activity related to RSUs for the nine months ended September 30, 2021 is presented below:

Restricted stock units (RSUs)	Total shares	Grant date fair value
RSAs non-vested at January 1, 2021	-	$-
RSAs granted	88,086	$2.71 – 4.32
RSAs vested	-	$-
RSAs forfeited	(13,927)	$3.75 – 4.32
RSAs non-vested September 30, 2021	74,159	$2.71 – 4.32

Stock-based compensation for RSA’s has been recorded in the consolidated statements of operations and totaled $341,035, for the nine months ended September 30, 2021.

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

As of September 30, 2021, the May 2020 PPP Loan is no longer outstanding, as during the nine months ended September 30, 2021, the Company repaid $136,597 in principal and was forgiven $275,903 of principal and $3,119 of accrued interest. As of September 30, 2021 there was $232,432 in principal outstanding on the April 2020 PPP Loan.

Subsequent to September 30, 2021, the Company made a payment of $33,855 towards repayment of this Loan.

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

On July 28, 2021, the Company signed a 3-year lease for approximately 1,364 square feet of office space at 1674 Meridian Avenue, Miami Beach, Florida 33139. The office space is currently under construction and the Company’s commencement date is expected to be before December 1, 2021. The total amount due under this lease is $181,300.

The components of lease expense were as follows:

Three Months Ended September 30, 2021
Operating lease cost	$26,934
Short term lease cost	3,714
Total net lease cost	$30,648

Nine Months Ended September 30, 2021
Operating lease cost	$80,803
Short term lease cost	11,142
Total net lease cost	$91,945

Supplemental cash flow and other information related to leases was as follows:

Nine Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease payments	81,309
Weighted average remaining lease term (in years):	1.7
Weighted average discount rate:	13%

Total future minimum payments required under the lease as of December 31, 2020 are as follows:

Twelve Months Ending December 31,
2021	$27,674
2022	114,627
2023	53,094
Total	$195,394

Rent expense for the nine months ended September 30, 2021 and 2020 was $ 121,266 and $80,803, respectively.

Note 13 – Acquisition

Plant Camp LLC

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

WHE Agency, Inc.

On July 20, 2021, the Company entered into a Stock Purchase Agreement to purchase 44% ownership and 55% of voting power of the issued and outstanding shares of WHE Agency, Inc., (“WHE”). The aggregate closing consideration was $1,038,271, which consists of a combination of $144,750 in cash and $893,521 in the form of 224,503 shares of the Company’s restricted common stock at a price of $3.98 per share. Based on the purchase price of $1,038,271 for 44% ownership, the fair value of the non-controlling interest was estimated to be $1,190,000.

WHE is a talent management and public relations agency dedicated to the representation and management of family- and lifestyle-focused influencers and digital creators. The transaction leverages the existing synergies between Creatd and WHE, specifically enabling WHE to utilize the Vocal platform and technology to further expand its creator network, introduce new verticals, and deepen existing brand ties. At the same time, the addition of WHE has enabled Creatd to expand its existing agency offerings, specifically within the scope of influencer marketing. With WHE in its portfolio, Creatd has expanded the pool of talent available to partner with its brand clients. Finally, the integration of WHE and its influencer network into Creatd’s existing business has provided Creatd the benefit of a significantly expanded customer base.

The following sets forth the components of the purchase price:

Purchase price:
Cash paid to seller	$144,750
Shares granted to seller	893,521
Total purchase price	1,038,271

Assets acquired:
Cash	26,575
Accounts Receivable	446,272
Total assets acquired	472,847

Liabilities assumed:
Accounts payable and accrued expenses	353,017
Total liabilities assumed	353,017

Net assets acquired	119,830

Non-controlling interest in consolidated subsidiary	1,190,000

Excess purchase price	$2,108,442

The excess purchase price amounts were recorded to goodwill and is provisional and may be adjusted during the one-year measurement period as required by U.S. GAAP. The following table provides a summary of the preliminary allocation of the excess purchase price.

Goodwill	$940,800
Trade Names & Trademarks	152,663
Non-Compete Agreements	71,926
Influencers / Customers	943,053

Excess purchase price	$2,108,442

Note 14 – Segment Information

We operate in three reportable segments: Creatd Labs, Creatd Ventures, and Creatd Partners. Our segments were determined based on the economic characteristics of our products and services, our internal organizational structure, the manner in which our operations are managed and the criteria used by our Chief Operating Decision Maker (CODM) to evaluate performance, which is generally the segment’s operating losses.

Operations of:	Products and services provided:
Creatd Labs

Creatd Labs is the segment focused on development initiatives. Creatd Labs houses the Company’s proprietary technology, including its flagship platform, Vocal, as well as oversees the Company’s content creation framework, and management of its  digital communities. Creatd Labs derives revenues from Vocal creator subscriptions, platform processing fees and technology licensing fees.

Creatd Ventures	Creatd Ventures builds, develops, and scales e-commerce brands. This segment generates revenues through product sales of its two majority-owned direct-to-consumer brands, Camp and Dune Glow Remedy.
Creatd Partners	Creatd Partners fosters relationships between brands and creators through its suite of agency services, including content marketing (Vocal for Brands), performance marketing (Seller’s Choice), and influencer marketing (WHE Agency). Creatd Partners derives revenues in the form of brand fees and talent management commissions.

The following tables present certain financial information related to our reportable segments and Corporate:

	As of September 30, 2021
	Creatd Labs	Creatd Ventures	Creatd Partners	Corporate	Total

Accounts receivable, net	$-	$4,320	$388,971	$-	$393,291
Prepaid expenses and other current assets	324,927	-	-	236,104	561,031
Intangible assets	-	571,502	1,906,160	11,241	2,488,903
Goodwill	-	2,198	1,976,595	-	1,978,793
Inventory	-	88,061	-	-	88,061
All other assets	-	-	-	2,742,944	2,742,944
Total Assets	$324,927	$666,081	$4,271,726	$2,990,289	$8,253,023

Accounts payable and accrued liabilities	$34,807	$42,021	$83,964	$2,568,175	$2,728,967
Note payable, net of debt discount and issuance costs	136,201	-	-	935,989	1,072,190
Deferred revenue	-	-	200,500	-	200,500
All other Liabilities	-	-	-	2,124,235	2,124,235
Total Liabilities	$171,008	$42,021	$284,464	$5,628,399	$6,125,892

	As of December 31, 2020
	Creatd Labs	Creatd Partners	Corporate	Total

Accounts receivable, net	$3,800	$86,555	$-	$90,355
Prepaid expenses and other current assets	19,631	-	4,225	23,856
Intangible assets	-	960,611	-	960,611
Goodwill	-	1,035,795	-	1,035,795
All other assets	-	-	8,673,863	8,673,863
Total Assets	$23,431	$2,082,961	$8,678,088	$10,784,480

Accounts payable and accrued liabilities	$6,221	$83,964	$2,548,503	$2,638,688
Note payable, net of debt discount and issuance costs	55,928	-	1,165,611	1,221,539
Deferred revenue	-	88,637	-	88,637
All other Liabilities	-	-	1,390,420	1,390,420
Total Liabilities	$62,149	$172,601	$5,104,534	$5,339,284

	For the three months ended September 30, 2021
	Creatd Labs	Creatd Ventures	Creatd Partners	Corporate	Total

Net revenue	$565,852	$3,919	$609,849	$-	$1,179,620
Cost of revenue	849,079	174,438	394,696	-	1,418,213

Gross margin	(283,227)	(170,519)	215,153	-	(238,593)

Research and development	250,474	60	72,412	-	322,946
Marketing	1,540,540	-	181,240	90,620	1,812,400
Stock based compensation	337,026	-	332,531	1,179,579	2,151,900
General and administrative	386,844	302,764	293,296	1,672,176	2,385,135
Total operating expenses	2,514,884	32,819	879,479)	2,942,375	6,672,381

Loss before income tax provision and equity in net loss from unconsolidated investments	$(2,802,443)	$(506,162)	$(664,326)	$(5,747,190)	$(9,720,121)

	For the three months ended September 30, 2020
	Creatd Labs	Creatd Partners	Corporate	Total

Net revenue	$82,746	$342,068	$-	$424,814
Cost of revenue	501,026	230,283	-	731,309
Gross margin	(418,280)	111,785	-	(306,495)

Research and development	126,822	31,706	-	158,528
Marketing	459,472	54,056	27,027	540,555
Stock based compensation	93,360	120,034	4,369,372	4,582,766
General and administrative	252,263	82,891	1,100,366	1,435,520
Total operating expenses	931,917	288,687	5,496,765	6,717,369

Loss before income tax provision and equity in net loss from unconsolidated investments	$(1,354,529)	$(176,902)	$(14,647,267)	$(16,178,698)

	For the nine months ended September 30, 2021
	Creatd Labs	Creatd Ventures	Creatd Partners	Corporate	Total

Net revenue	$1,388,411	$9,616	$1,496,363	$-	$2,894,390
Cost of revenue	2,482,848	497,194	1,180,701	-	4,160,743
Gross margin	(1,094,437)	(487,578)	315,662	-	(1,266,353)

Research and development	549,426	131	158,839	-	708,396
Marketing	6,842,142	-	804,958	402,479	8,049,579
Stock based compensation	886,832	796,676	875,004	3,103,877	5,662,389
General and administrative	900,323	76,381	682,602	3,891,743	5,551,049
Total operating expenses	$9,178,723	$873,188	$2,521,403	$7,398,099	$19,971,413

Loss before income tax provision and equity in net loss from unconsolidated investments	$(10,286,156)	$(1,360,766)	$(2,205,741)	$(11,073,171)	$(24,925,834)

	For the nine months ended September 30, 2020
	Creatd Labs	Creatd Partners	Corporate	Total

Net revenue	$202,669	$837,827	$-	$1,040,496
Cost of revenue	1,239,892	623,256	-	1,863,148
Gross margin	(1,037,223)	214,571	-	(822,652)

Research and development	263,842	65,961	-	329,803
Marketing	1,186,701	139,612	69,806	1,396,119
Stock based compensation	133,998	172,283	6,271,277	6,577,558
General and administrative	572,690	188,181	2,498,062	3,258,933
Total operating expenses	$2,157,231	$566,037	$8,839,145	$11,562,413

Loss before income tax provision and equity in net loss from unconsolidated investments	$(3,207,450)	$(351,466)	$(19,747,770)	$(23,306,686)

Note 15 – Subsequent Events

Dune Transaction

On October 3, 2021, we, through Creatd Partners, LLC (“Buyer”), entered into a Stock Purchase Agreement (the “Dune Agreement”) with Standard Holdings, Inc. (“SHI”) and Mark De Luca (“De Luca”) (SHI and De Luca, collectively the “Dune Sellers”), and Stephanie Roy Dufault, whereby Buyer purchased a majority stake in Dune, Inc., a Delaware corporation (“Dune”). Pursuant to the Dune Agreement, which closed on October 4, 2021, Buyer acquired a total of 3,905,634 shares of the common stock of Dune (the “Purchased Shares”). The Company issued 163,344 restricted shares of the Company’s common stock to the Dune Sellers.

In addition, pursuant to the Dune Agreement, $50,000 worth of the Company’s common stock issuable to the Dune Sellers on a pro rata basis, priced in accordance with the terms and conditions set forth in the Dune Agreement (the “Indemnification Escrow Amount”), shall be held in escrow and reserved in each Dune Seller’s name by the Company’s transfer agent until such time as release is authorized under the Agreement.

Based on the purchase price of $1,173,405 for 50.41% ownership, the fair value of the non-controlling interest would be approximately $1,154,780.

Warrant Exercises

Subsequent to September 30, 2021, a total of 975,430 warrants were exercised, resulting in the cancellation of 975,430 warrants, the issuance of 975,430 shares of common stock, and gross proceeds of $4,389,435 to the Company.

Note Conversions

Subsequent to September 30, 2021, a total of $1,141,669 in principal of convertible notes converted into shares of common stock at $5.00 per share, resulting in the issuance of 228,334 shares of common stock.

Series E Preferred Conversions

Subsequent to September 30, 2021, 110 shares of Series E Preferred Stock converted into common stock, resulting in the issuance of 26,744 shares of common stock.

Registered Direct Offering

On October 25, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with institutional investors (collectively, the “Purchasers”) resulting in the raise of $3,825,000 in gross proceeds to the Company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell, in a registered direct offering, an aggregate of 850,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $4.50 per Share (the “Offering”). The Offering closed on October 27, 2021, subject to customary closing conditions.

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

Overview

Creatd, Inc. (“CRTD,” “the Company,” or “Creatd”) is a holding company focused on providing economic opportunities for creators. We accomplish this through four main business pillars: Creatd Labs, Creatd Partners, Creatd Ventures, and Creatd Studios. Together, Creatd's pillars work together to create multiple flywheel effects and growth drivers, supporting our core vision of creating a viable ecosystem for all stakeholders in the creator economy.

Creatd Labs, our first pillar, is dedicated to building a home base for creators of all kinds. Creatd Labs houses our proprietary technology platforms, including Creatd’s flagship product, Vocal and its 40 niche communities. Vocal is an all-in-one platform where creators can share their stories, build an audience, and earn money. To date, over 1.2 million freemium creators, including 100,000 Vocal+ (premium) creators now call Vocal their home, from bloggers to podcasters, makers, musicians, photographers, and more.

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

Creatd Ventures, our third pillar, is focused on building, developing, and scaling e-commerce brands, by providing needed capital, operational support, marketing expertise, and other resources. Creatd Ventures houses Creatd's portfolio of e-commerce businesses, both majority and minority-owned, including Camp, Dune Glow Remedy, and Untamed Photographer, with additional potential transactions under review. The ideal candidate for a Creatd Ventures partnership is an individual that shares in our mission of serving the creator economy and are accretive to our pillars.

Creatd Studios is our fourth pillar and focuses on identifying opportunities to leverage Creatd’s stories–including those from Vocal creators and from our owned IP library–for transmedia production and adaptation to print, podcasts, TV, film, digital video, games, comics, and more. Housed under Creatd Studios is Creatd’s intellectual property and legacy media assets, including acquired artwork, photographs and media memorabilia. Creatd Studios represents an initiative by Creatd to revitalize and transform this content, by partnering with the entertainment and publishing industries on bespoke productions, while utilizing Vocal’s technology, data, and marketing capabilities for optimal distribution.

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

Vocal+ is Creatd’s premium subscription membership program. Vocal+ members pay a membership fee for premium features, including a higher rate of earnings per read, reduced platform processing fees on tips received, a Vocal+ badge on their creator page, eligibility to participate in exclusive Vocal+ Challenges, access to Vocal’s ‘Quick Edit’ feature for published stories, and more. Creators may sign up for a Vocal+ membership when they create an account, or they can upgrade an existing Vocal Free account to a Vocal+ account at any time. The current cost of a Vocal+ membership is either $9.99 per month or $99 annually. From time to time, the Company offers Vocal+ subscriptions at a discount for a predetermined number of months as a promotion for new subscribers.

Since its initial launch in 2016, Vocal has grown to be one of the fastest growing communities for content creators of all shapes and sizes. As of September 30, 2021, Vocal had reached over 1.1 million freemium creators and over 30,000 Vocal+ paid subscribers across its 39 owned and operated niche communities. Subsequent to the close of the third quarter 2021, Creatd had announced that it reached over 1.2 million freemium creators and over 100,000 Vocal+ paid subscribers, and additionally launched its 40th owned and operated niche community.

Why Over 1 Million Creators Choose Vocal:

●	Easy-to-use, Open-Canvas Content Creation Editor: Vocal’s storytelling tools enable creators to produce beautiful and engaging stories in a simple, user-friendly interface, and incorporate rich-media content of all kinds, including streaming content, photos, videos, podcasts, product links, written text, and more. Vocal’s open canvas content creation editor makes it easy to create high-quality and engaging stories and is a cost-effective alternative to managing a blog content management system (CMS).

●	Numerous Monetization Features: Both of Vocal’s membership tiers–Vocal freemium and the Vocal+ premium tier – provide multiple monetization opportunities for creators. Creators can earn money i) every time their story is read, ii) by competing in Challenges, iii) by receiving Bonuses, iv) by collaborating on branded content campaigns through the company’s in-house agency, Vocal for Brands, v) through ‘Subscribe,’ which enables creators to receive payment directly from their audience via monthly subscriptions and one-off microtransactions. vi) through the Vocal Ambassador Program, which enables creators to receive additional rewards whenever they refer a new Vocal+ member. For freemium members, content ‘reads’ are monetized at a rate of $3.80 per 1,000 reads (calculated based on time on page, scrolling behavior, and other internal metrics), whereas Vocal+ members monetize at $6.00 per 1,000 reads. These rates are subject to change based on market trends or the introduction of additional features and plan tiers.

●	Brand-safe advertising platform: Vocal was designed to target consumers in an authentic, non-interruptive way. Brand partnerships and collaborations allow companies tap into the power of Vocal through campaign-optimized stories, authored by real Vocal creators, that build brand affinity, trust, and drive sales.

●	Transparent Performance Data: Creators can view their “Stats” at any time to view their individual performance data, such as how many Reads a given story received, how much money they have earned, and how many Tips, Bonuses, or ‘Likes,’ they received. Additionally, Vocal users have the ability to view key metrics such as community-specific data and Vocal+ membership data.

●	Valuable Audience: The nature of Vocal’s genre-specific (niche) community structure is such that it generates a positively selected audience, a quality which makes Vocal an attractive prospect for creators and brands alike. In a niche community, audiences are inherently more likely to be interested in the particular content housed in that community. Vocal Moderation and Compliance One of the key differentiating factors between Vocal and most other user-generated content platforms is the fact that each story submitted to Vocal is run through the Company’s proprietary moderation process before it goes live on the platform. The decision to implement moderation into the submission process was in direct response to the rise of misinformation and bad actors on many social platforms. In response to these inherent pitfalls within the content landscape, Vocal’s proprietary moderation system combines the algorithmic detection of copyrighted material, hate speech, graphic violence, and nudity, and human-led curation to ensure the quality and safety of each story published on Vocal, thus fostering a safe and trustworthy environment for creators, audiences, and brands. Moderation and compliance are more important than ever in a world where ambiguity can systematically damage value. Vocal’s enforcement of community guidelines and emphasis on content moderation protects the platform, its creators, and Creatd shareholders. Trust and safety are paramount to the Vocal ecosystem. We follow best practices when handling personally identifiable information, with guidance from the European Union’s General Data Protection Regulation (GDPR), the California Consumer Privacy Act (CCPA), and the Digital Millennium Copyright Act (DMCA). Platform Compliance Policies include:

●	Human-led, technology assisted moderation of every story submitted;

●	Algorithmic detection of hate speech, nudity, and copyright infringement;

●	Brand, creator, and audience safety enforced through community watch; and

●	The rejection of what we consider toxic content, with the understanding that diverse opinions are encouraged.

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

●	Authentic Storytelling: Our internal data group partners brands with real Vocal creators to tell their brand’s story in a way that is both engaging and trustworthy. In addition, brands can opt to sponsor a Challenge, which effectively yields a collection of crowdsourced branded content for brands and helps them reach a wider audience.

●	Valuable Audience: Vocal’s first-party data provides an opportunity to create highly targeted and segmented audiences to promote branded content. Most importantly, Vocal’s technology helps brands target the right audience by utilizing and applying that first-party data.

●	Transparent Analytics: For every campaign we produce, our brand clients have access to story performance data, engagement data, behavioral data, and interest data. Brands can apply this data to further increase awareness and optimize audience targeting.

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

WHE Agency

The WHE Agency (“WHE”), acquired by Creatd in 2021, was founded by Tracy Willis with the goal of supporting top creators and influencers, by connecting them with leading family and lifestyle brands and global audiences. Today, WHE represents a roster of approximately  60 family and lifestyle-focused creators, that collectively reach an audience of nearly 70 million.

Creatd Ventures

Creatd Ventures houses Creatd's portfolio of e-commerce businesses, both majority and minority-owned as well as associated e-commerce technology and infrastructure. The Company supports founders by providing capital, as well as a host of services including design and development, marketing and distribution, and go-to-market strategy. Currently, the Creatd Ventures portfolio includes:

●	Camp, previously Plant Camp, a direct-to-consumer (DTC) food brand which creates healthy upgrades to classic comfort food favorites. Each of Camp’s products are created with hidden servings of vegetables and contain Vitamins A, C, D, E, B1 + B6. In the fourth quarter of 2021, Camp added two new products to its expanding line of healthy, veggie-based, family-friendly foods. Currently, Camp has four flavors available for purchase: Classic Cheddar Mac 'N' Cheese, White Cheddar Mac 'N' Cheese, Vegan Cheezy Mac, and Twist Veggie Pasta. Camp, which first launched in 2020, represents the first investment within the Creatd Ventures portfolio.

●	Launched in second quarter 2021, Untamed Photographer is an online art marketplace that couples limited-edition, hand-selected wildlife photography, with the compelling stories behind each shot. Untamed Photographer has cultivated a network of international environmental artists who preserve the beauty of the planet through their art, donating a portion of profits back to environmental causes.

●	In the third quarter of 2021, the Company announced its intent to purchase a controlling stake in Dune Glow Remedy (“Dune”). The Company subsequently announced the completion of its purchase of a 50.4% majority stake in the fourth quarter of 2021. Brought to market in 2021, Dune is a beverage brand focused on promoting wellness and beauty from within. Each beverage in Dune’s product line is meticulously crafted with functional ingredients that nourish skin from the inside out and enhance one's natural glow.

Creatd Studios

The goal of Creatd Studios is to elevate creators’ stories to TV, film, books, podcasts, video, and more.

●	Transmedia Assets: With millions of compelling stories in its midst, Creatd’s technology surfaces the best candidates for transmedia adaptations, through community and creator data insights. Then, Creatd Studios helps creators tell their existing stories in new ways, by partnering them with entertainment and publishing studios to create unique content experiences that accelerate earnings, discoverability, and open doors.

●	OG Gallery: Acquired by Creatd's founders, the OG Collection is an extensive library of original artwork and imagery from the archives of some of the most iconic magazines of the 20th century. OG Gallery is an exploratory initiative aimed at identifying opportunities to propel the OG Collection into a new technological sphere: the NFT marketplace.

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

Recent Developments

Board of Directors and Management

Mark Patterson resigned from the Board effective July 31, 2021. Such resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On August 13, 2021, the Board approved the restructuring of the Company’s senior management team to be comprised of two Co-Chief Executive Officers and appointed Jeremy Frommer and Laurie Weisberg to such positions (the “Restructuring”).  Additionally, Justin Maury was appointed Chief Operating Officer and retains his position as President. Prior to the Restructuring, Mr. Frommer served as the Company’s Chief Executive Officer and Ms. Weisberg served as the Company’s Chief Operating Officer. Mr. Frommer and Ms. Weisberg continue to serve as members of the Board.  The Restructuring did not impact the role or functions of the Company’s Chief Financial Officer, Chelsea Pullano.

On October 27, 2021, the Board, upon the recommendation of the Compensation Committee of the Board, approved and authorized certain compensation arrangements with Jeremy Frommer, Co-Chief Executive Officer; Laurie Weisberg, Co-Chief Executive Officer; Justin Maury, President; and Chelsea Pullano, Chief Financial Officer (collectively, the “Compensation Arrangements”).

The Compensation Arrangements consist of both base salary and option awards as follows:

●	for Mr. Frommer: (i) annual base salary of $500,000, effective retroactive to October 1, 2021; (ii) 121,000 options, having a strike price of $5.00 per share, vesting immediately; and (iii) 121,000 options, having a strike price of $5.00 per share, to vest upon the achievement of certain metrics during the course of the 2022 fiscal year, to be set by the Board by not later than December 31, 2021;

●	for Ms. Weisberg: (i) annual base salary of $475,000, effective retroactive to October 1, 2021; (ii) 121,000 options, having a strike price of $5.00 per share, vesting immediately; and (iii) 121,000 options, having a strike price of $5.00 per share, to vest upon the achievement of certain metrics during the course of the 2022 fiscal year, to be set by the Board by not later than December 31, 2021;

●	for Mr. Maury: (i) annual base salary of $475,000, effective retroactive to October 1, 2021; (ii) 81,000 options, having a strike price of $5.00 per share, vesting immediately; and (iii) 81,000 options, having a strike price of $5.00 per share, to vest upon the achievement of certain metrics during the course of the 2022 fiscal year, to be set by the Board by not later than December 31, 2021; and

●	for Ms. Pullano: (i) annual base salary of $250,000, effective retroactive to October 1, 2021; (ii) 37,000 options, having a strike price of $5.00 per share, vesting immediately; and (iii) 37,000 options, having a strike price of $5.00 per share, to vest upon the achievement of certain metrics during the course of the 2022 fiscal year, to be set by the Board by not later than December 31, 2021.

WHE Agency Transaction

On July 20, 2021, the Company entered into, through its wholly owned subsidiary, Creatd Partners, LLC (“Creatd Partners”), a Stock Purchase Agreement (the “Purchase Agreement”) with individuals named therein (collectively, the “Sellers”), pursuant to which Creatd Partners acquired from the Sellers, subject to the terms and conditions of the Purchase Agreement and other related agreements (the “Transaction Documents”) 1,158,000 shares of common stock of WHE Agency, Inc. (“WHE Agency”), a talent management and public relations agency that primarily focuses on representation and management of family and lifestyle-focused influencers and digital creators. The equity interest acquired in the Transaction (as defined below) along with the Voting Agreements described below equals fifty-five (55%) of the voting power and forty-four (44%) of the ownership of WHE Agency’s issued and outstanding shares, determined on a fully diluted basis post-transaction.

Pursuant to the Purchase Agreement, the Sellers sold, transferred, assigned, conveyed and delivered to Creatd Partners their respective issued and outstanding shares of common stock in WHE Agency (the “Transaction”).  The aggregate closing consideration of the Transaction is $1,038,271, which consists of a combination of cash, in the amount of $144,750 (“Cash Consideration”), and the remaining $893,521 issued to the Sellers in the form of 224,503 shares of the Company’s restricted common stock (“Closing Share Consideration”).

The Transaction closed on July 23, 2021 (the “Closing”). At the Closing, Sellers received their respective portion of the aggregate closing consideration in the form of a combination of Cash Consideration and Closing Share Consideration, except for 5% of the total Closing Share Consideration that will be subject to a twelve (12) month Indemnification Holdback Period.

The 224,503 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), were issued as part of the Closing Share Consideration (the “Shares”) to the Sellers are “restricted securities,” as defined in Rule 144(a)(3) under the Securities Act of 1933, as amended (the “Act”), and accordingly the Shares may not be resold by the Sellers without registration under the Act or an available exemption from registration. Under the Purchase Agreement, the Company will be obligated to file with the Securities and Exchange Commission (the “SEC”) within ten business days after the Closing, a registration statement on Form S-1 or Form S-3 registering the resale of the Shares by the Sellers under the Act to cover the resale of the Shares issued to the Sellers.

The Purchase Agreement contain representations and warranties made by and to the parties thereto as of specific dates.  The Purchase Agreement includes customary representations, warranties and covenants of the Company, Sellers and WHE Agency. The representations and warranties made by each party were made solely for the benefit of the other parties and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk between the parties to the Purchase Agreement if those statements prove to be inaccurate; (ii) may have been qualified in the Purchase Agreement by disclosures that were made to the other party in disclosure schedules to the Purchase Agreement, and (iii) were made only as of the date of the Purchase Agreement or such other date or dates as may be specified in the Purchase Agreement.

In connection with entering into the Purchase Agreement, Creatd Partners entered into a certain Voting Agreement and Proxy (the “Voting Agreement”) with certain beneficial owners that collectively own 11% percent of WHE Agency’s issued and outstanding restricted common stock (“Restricted Stockholders”). Through the Voting Agreements entered into with the Restricted Stockholders, Creatd Partners effectively controls 55% of the total voting power of the Company in the aggregate. The Voting Agreements generally require that the stockholders who are party to the Voting Agreements vote or cause to be voted their WHE Agency shares, and execute and deliver written consents and otherwise exercise all voting and other rights with respect to the WHE Agency shares at the direction of Creatd Partners. In addition, in connection with the Voting Agreements, the Restricted Stockholders delivered irrevocable proxies to Creatd Partners. The Voting Agreements terminate upon the twenty-year anniversary of executing the Voting Agreements.

Dune Transaction

On October 3, 2021, we, through Creatd Partners, LLC (“Buyer”), entered into a Stock Purchase Agreement (the “Dune Agreement”) with Standard Holdings, Inc. (“SHI”) and Mark De Luca (“De Luca”) (SHI and De Luca, collectively the “Dune Sellers”), and Stephanie Roy Dufault, whereby Buyer purchased a majority stake in Dune, Inc., a Delaware corporation (“Dune”). Pursuant to the Dune Agreement, which closed on October 4, 2021, Buyer acquired a total of 3,905,634 shares of the common stock of Dune (the “Purchased Shares”). The Company issued 163,344 restricted shares of the Company’s common stock to the Dune Sellers.

In addition, pursuant to the Dune Agreement, $50,000 worth of the Company’s common stock issuable to the Dun Sellers on a pro rata basis, priced in accordance with the terms and conditions set forth in the Dune Agreement (the “Indemnification Escrow Amount”), shall be held in escrow and reserved in each Dune Seller’s name by the Company’s transfer agent until such time as release is authorized under the Agreement.

Each of the Dune Sellers and Buyer have made customary representations and warranties, and covenants in the Agreement.

In connection with the Dune Agreement, Dune, Creatd Partners, Mark De Luca and SHI entered into a Stockholders Agreement dated October 3, 2021, providing for the purchase of the Purchased Shares representing a majority stake in Dune. The Stockholders Agreement contains customary representations and warranties, and covenants.

Registered Direct Offering

On October 25, 2021, we entered into a securities purchase agreement (the “Purchase Agreement”) with institutional investors (collectively, the “Purchasers”) resulting in the raise of $3,825,000 in gross proceeds to the Company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell, in a registered direct offering, an aggregate of 850,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $4.50 per Share (the “Offering”). The Offering closed on October 27, 2021, subject to customary closing conditions.

Pursuant to the terms of the Purchase Agreement, each of the Purchasers was granted the right to participate in a subsequent financing in an amount up to 25% of such subsequent financing. Additionally, under the terms of the Purchase Agreement, the Company and its subsidiaries are prohibited from issuing Common Stock or common stock equivalents for a period of 30 days from the date of the closing of the Purchase Agreement, other than with respect to Exempt Issuances (as defined in the Purchase Agreement) and the Company shall not undertake a reverse or forward stock split or reclassification of the Common Stock without the prior written consent of the Purchasers holding a majority in interest of the Shares, except as may be required in connection with the satisfaction of the minimum bid price requirement of the principal Trading Market.

The Benchmark Company, LLC acted as exclusive placement agent (the “Placement Agent”) for the Company in connection with the Offering. Pursuant to that certain Placement Agency Agreement, dated as of October 25, 2021, between the Company and the Placement Agent (the “Placement Agency Agreement”), the Placement Agent is entitled to a cash fee equal to $267,750, which represents seven percent (7.0%) of the aggregate gross proceeds raised in the Offering, the reimbursement of certain of the Placement Agent’s expenses, and warrants to purchase up to 42,500 shares of Common Stock at an exercise price of $5.40 per share, which represents five percent (5.0%) of the aggregate number of Shares sold in the Offering (the “Placement Agent Warrants”). The Placement Agent Warrants will not be exercisable for a period of six months following the date of the closing and thereafter are exercisable for a period of five years.

The Company estimates that net proceeds to the Company from the Offering will be approximately $3,407,250 after deducting the Placement Agent fees and estimated expenses payable by the Company.

The Shares were issued to the Purchasers in a registered direct offering pursuant to which the Shares will be registered under the Securities Act of 1933, as amended, pursuant to a prospectus supplement to the Company’s currently effective registration statement on Form S-3 (File No. 333-250982), which was initially filed with the Securities and Exchange Commission (the “SEC”) on November 25, 2020, as amended on April 9, 2021, and was declared effective on April 23, 2021 (the “Shelf Registration Statement”). A Prospectus Supplement for the closing dated October 25, 2021 was filed with the SEC and is available on the SEC’s website at http://www.sec.gov.

Results of Operations

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2021 compared to December 31, 2020:

	September 30, 2021	December 31, 2020	Increase / (Decrease)
Current Assets	$2,550,911	$8,020,993	$(5,470,082)
Current Liabilities	$5,387,223	$4,968,427	$418,796
Working Capital (Deficit)	$(2,836,312)	$3,052,566	$(5,888,878)

At September 30, 2021, we had a working capital (deficit) of $(2,836,312) as compared to a working capital of $3,052,566 at December 31, 2020, a decrease in working capital of $5,888,878. The decrease is primarily attributable to a reduction in cash and an increase in deferred revenue and notes payable. This was offset by an increase in prepaid expense and a decrease in convertible notes payable.

Net Cash

Net cash used in operating activities for the nine months ended September 30, 2021, and 2020, was $15,617,065 and $5,032,488, respectively. The net loss for the nine months ended September 30, 2021, and 2020 was $24,942,247 and $23,306,686, respectively. This change is primarily attributable to the net loss for the current period offset by share-based payments in the amount of $5,662,389 to employees and consultants for services rendered, accretion of debt discount and debt issuance costs of $3,028,015 due to incentives given with debentures, and a Change in fair value of derivative liability of $1,096,287, as well as a change in accounts payable and accrued expenses of $160,434.

The increased net cash used in 2021 reflected an extraordinary cash outlay for marketing, which went toward generating a lower creator acquisition cost for paid Vocal subscribers, and an increase in general and administrative expenses.

Net cash used in investing activities for the nine months ended September 30, 2021, was $1,325,155. This is primarily attributable to the purchase of Plant Camp, WHE Agency, property and equipment, deposits on investments related to the Memorandum of Understanding with Dune, Inc., and cash paid for the purchase of investments.

Net cash provided by financing activities for the nine months ended September 30, 2021, and 2020 was $10,560,265 and $8,337,715, respectively. During the nine months ended September 30, 2021, the Company’s operations were predominantly financed by net proceeds of $5,472,068 from the exercise of warrants, the proceeds from loans and notes of $3,931,720, and proceeds from the issuance of stock and warrants, which were partially offset by the repayment of notes and loans of $1,345,723. Similarly, the Company’s financing activity for the nine months ended September 30, 2020, generated $4,893,893 from loans and note issuances, the proceeds of which were partially offset by repayment of notes of $3,178,777.

Summary of Statements of Operations for the Three Months Ended September 30, 2021, and 2020:

	Three Months Ended September 30,
	2021	2020
Revenue	$1,179,620	$424,814
Cost of revenue	$1,418,213	$731,309
Operating expenses	$(6,672,381)	$(6,717,369)
Loss from operations	$(6,910,974)	$(7,023,864)
Other expenses	$(2,809,147)	$(9,154,834)
Net loss	$(9,736,534)	$(16,178,698)
Loss per common share – basic and diluted	$(0.71)	$(3.81)

Revenue

Revenue totaled $1,179,620 for the three months ended September 30, 2021, as compared to $424,814 for the comparable three months ended September 30, 2020, an increase of $754,806. The year-over-year increase in quarterly revenue is attributable to the steady growth of Vocal+ memberships as well as the acquisition of WHE and its contribution to growth in the Company’s agency businesses.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2021, were $1,418,213 as compared to $731,309 for the three months ended September 30, 2020. The increase of $686,904 in cost of revenue is mainly related to R&D efforts and other overhead required to continue to increase Vocal+ memberships as well as the acquisition of WHE and its contribution to growth in the Company’s agency businesses. The Company expects the gross margin to improve over time as it continues to grow and improve upon a self-sustaining, organically driven revenue model across its business segments.

Operating Expenses

Operating expenses for the three months ended September 30, 2021, were $6,672,381 as compared to $6,717,369 for the three months ended September 30, 2020. The decrease of $44,988 in operating expenses is mainly related to an by a decrease in stock-based compensation, offset by an increase in marketing and research and development expenditure. We expect marketing expenditure to remain approximately the same over coming quarters as the Company continues to execute on its new organic subscriber growth strategies and works to reduce reliance on third party social media platforms.

Loss from Operations

Loss from operations for the three months ended September 30, 2021, was $6,910,974 as compared to $7,023,864 for the three months ended September 30, 2020. The decrease in the loss from operations this quarter primarily reflects continued revenue growth coupled with increased operating expenses compared to the prior year. Going forward, the Company expects the loss from operations to continue to decrease as revenues continue to grow and expenses remain consistent.

Other Income and Expenses

Other expenses for the three months ended September 30, 2021, were $2,809,147 as compared to $9,154,834 for the three months ended September 30, 2020. The decrease in third quarter 2021 other expenses was predominantly due to an increased gain on extinguishment of debt and a decrease in an accretion of debt discount and issuance cost.

Net Loss

Net loss attributable to common shareholders for the three months ended September 30, 2021, was $9,797,011, or loss per share of $0.71, as compared to a net loss attributable to common shareholders of $16,197,119, or loss per share of $3.81, for the three months ended September 30, 2020.

Summary of Statements of Operations for the Nine Months Ended September 30, 2021, and 2020:

	Nine Months Ended September 30,
	2021	2020
Revenue	$2,894,390	$1,040,496
Cost of revenue	$4,160,743	$1,863,148
Operating expenses	$(19,971,413)	$(11,562,413)
Loss from operations	$(21,237,766)	$(12,385,065)
Other expenses	$(3,688,068)	$(10,921,621)
Net loss	$(24,942,247)	$(23,306,686)
Loss per common share – basic and diluted	$(2.20)	$(6.65)

Revenue

Revenue was $2,894,390 for the nine months ended September 30, 2021, as compared to $1,040,496 for the comparable nine months ended September 30, 2020, an increase of $1,853,894. The year-over-year increase in quarterly revenue is attributable to the steady growth of Vocal+ memberships as well as consistent growth in the Company’s agency businesses.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2021, were $4,160,743 as compared to $1,863,148 for the three months ended September 30, 2020. The increase of $2,297,595 in cost of revenue is mainly related to an increase in Vocal+ memberships as well as the acquisition of WHE and its contribution to growth in the Company’s agency businesses.

Operating Expenses

Operating expenses for the nine months ended September 30, 2021, were $19,971,413 as compared to $11,562,413 for the nine months ended September 30, 2020. The increase of $8,409,000 in operating expenses is mainly related to a $6.7 million increase in marketing expenditure and $2.2 million increase in general and administrative expenses. Much of the increase in marketing expenditure occurred during the company’s second quarter 2021 as it focused significant resources on tactical experimentation utilizing our internal data to generate a lower creator acquisition cost, resulting in significant Vocal+ membership growth, with the Company ending the second quarter 2021 having achieved a new milestone of over 30,000 Vocal+ members. The Company went on to significantly reduce marketing spend in third quarter, 2021 and expects future quarterly spend to reflect levels consistent with third quarter.

Loss from Operations

Loss from operations for the nine months ended September 30, 2021, was $21,237,766 as compared to $12,385,065 for the nine months ended September 30, 2020. The operating loss increase primarily reflects added marketing expenses during the first half of 2021 as the company launched a comprehensive marketing campaign and the need for duplicate expenditures during transition period as new staff hires are trained by the outsourced third-party service providers whom they will be replacing. The majority of these additional costs have been eliminated during third quarter 2021. Going forward, the Company expects the loss from operations to decrease as revenues continue to increase and expenses remain relatively constant.

Other Income and Expenses

Other expenses for the nine months ended September 30, 2021, was $3,688,068 as compared to $10,921,621 for the nine months ended September 30, 2020. The decrease in other expenses was predominantly due to the change in extinguishment of debt and a reduction in interest expense. This was offset by an increase in derivative expense, change in fair value of derivative liability, and the impairment of investments.

Net Loss

Net loss attributable to common shareholders for the nine months ended September 30, 2021, was $25,413,042, or loss per share of $2.20, as compared to a net loss attributable to common shareholders of $23,325,107, or loss per share of $6.65, for the nine months ended September 30, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, during throughout 2021, the Company continued the complete review of all of its financial procedures and controls that was requisitioned and begun during 2020 and is continuing the process of updating and optimizing its infrastructure around these controls. Over the past year, the Company has hired additional finance and accounting personnel, significantly improving the segregation of duties within that department and providing additional bandwidth for management to focus on improving controls and procedures. This review is ongoing, and the Company believes that this process will continue to positively affect our internal control over financial reporting in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2021, we issued securities that were not registered under the Securities Act and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q as listed below. All of the securities discussed in this Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

Board Issuances

During the nine months ended September 30, 2021, the Company issued 69,635 shares of common stock and options to purchase 352,500 shares of common stock to members of the board of directors under the Jerrick Media Holdings, Inc. 2020 Omnibus Equity Incentive Plan. The options have an exercise price ranging from $2.55 - $14.10, vest on the one-year anniversary and expire 5 years from the date of vesting.

Consultant Shares

During the three months ended September 30, 2021, the Company issued 29,415 shares of Common Stock to consultants and employees.

Debt Conversion

During the three months ended September 30, 2021, a lender converted $168,900 in promissory notes into 74,706 shares of Common Stock.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Stock Purchase Agreement, dated as of July 20, 2021, by and among, Creatd Partners, LLC, WHE Agency, Inc., and individuals named therein (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on July 26, 2021).

10.2	Voting Agreement and Proxy, dated as of July 19, 2021, by and among, Creatd Partners, LLC, and individuals named therein (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on July 26, 2021).

17.1	Letter of resignation of Mark Patterson (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on July 22, 2021).

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1#	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

#	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATD, INC.

Date: November 15, 2021	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Chelsea Pullano
	Name:	Chelsea Pullano
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)