Form 10-K
period 2021-12-31
Creatd, Inc.
filed 2022-04-06
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-39500

CREATD, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0645394
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

648 Broadway, Suite 200, New York, NY	10012
(Address of Principal Executive Offices)	(Zip Code)

(201) 258-3770

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	CRTD	The Nasdaq Stock Market LLC

Common Stock Purchase Warrants	CRTDW	The Nasdaq Stock Market LLC

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

As of March 31, 2022, the Company had 19,905,509 shares of its common stock, par value $0.001 per share, outstanding.

As of June 30, 2021, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock, par value $0.001 per share held by non-affiliates of the registrant was approximately $41,044,564 based on $3.75 (on a post-reverse stock split basis), the closing price of the registrant’s common stock, par value $0.001 per share on that date.

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

ii

PART I

ITEM 1. BUSINESS

Overview

Creatd, Inc. (“CRTD,” “the Company,” or “Creatd”) is a company whose mission is to provide economic opportunities to creators by multiplying the impact of platforms, people, and technology.

We operate four main business segments, or ‘pillars’: Creatd Labs, Creatd Partners, Creatd Ventures, and Creatd Studios. Together, Creatd's pillars work together to create a flywheel effect, supporting our core vision of creating a viable ecosystem for all stakeholders in the creator economy.

Creator-Centric Strategy

Our purpose is to empower creators to prosper through exceptional tools, built-in communities, and opportunities for monetization and audience expansion. This creator-first approach is the foundation of our culture and mission, and how we choose to allocate our resources. It governs our business model and shapes the value we provide for each of our stakeholders across Creatd’s four pillars.

Creatd Labs

Creatd Labs is dedicated to the development of technology products that support the creator economy. This pillar houses Creatd’s proprietary technology platforms, including Creatd’s flagship product, Vocal. This pillar is operated through our wholly-owned subsidiary, Abacus Tech Pty Ltd.

Vocal

Vocal was built to serve as a home base for digital creators. This robust, proprietary technology platform that provides best-in-class tools, safe and curated communities, and monetization opportunities that enable creators to find a receptive audience and get rewarded. Creators of all types call Vocal their home, from bloggers to podcasters, makers, musicians, photographers, and more.

Since its initial launch in 2016, Vocal has grown to be one of the fastest growing communities for content creators of all shapes and sizes. Creators can opt to use Vocal for free, or upgrade to Vocal+. Upon subscribing to Vocal, either as a freemium or premium member, creators can immediately begin to access the numerous monetization opportunities that Vocal facilitates. Specifically, Vocal creators can earn money i) every time their story is read, ii) by competing in Challenges, iii) by receiving Bonuses, iv) by collaborating on branded content campaigns through the company’s in-house agency, Vocal for Brands, v) through ‘Subscribe,’ which enables creators to receive payment directly from their audience via monthly subscriptions and one-off microtransactions. vi) through the Vocal Ambassador Program, which enables creators to receive additional rewards whenever they refer a new Vocal+ member.

Vocal+

Vocal+ is Vocal’s premium membership program. Subscribers pay a membership fee to access additional premium features on the platform, including: a higher rate of earnings per read, reduced platform processing fees on tips received, eligibility to participate in exclusive Vocal+ Challenges, access to Vocal’s ‘Quick Edit’ feature for published stories, and more. The current cost of a Vocal+ membership is either $9.99 per month or $99 annually. From time to time, the Company offers Vocal+ subscriptions at a discount for a predetermined number of months as a promotion for new subscribers.

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

Creatd Partners

Creatd Partners houses the Company’s agency businesses, with the goal of fostering partnerships between creators and brands. Creatd Partners’ offerings include: Vocal for Brands (content marketing), Seller’s Choice (performance marketing), and WHE Agency (influencer marketing). Creatd Partners leverages its network of brands and influencers, along with resources from across Creatd, to help direct-to-consumer brands achieve conversions and reach their target audiences, while driving success for all of Creatd’s stakeholders.

Vocal for Brands

All brands have a story to tell, and our creator community helps them tell it. Vocal for Brands, Creatd's internal content marketing studio, specializes in pairing leading brands with Vocal creators to produce marketing campaigns that are non-interruptive, engaging, and direct-response driven, with creators telling the brand’s story in a way that is both engaging and trustworthy. Further, Vocal for Brands campaigns leverage Vocal’s first-party data and technology, which enables the creation of highly targeted and segmented audiences and optimized campaign results.

In addition to branded story campaigns Additionally, brands can opt to collaborate with Vocal on a sponsored Challenge, prompting the creation of high-quality stories that are centered around the brand’s mission and further disseminated through creators’ respective social channels and promotional outlets.

WHE Agency

The WHE Agency (“WHE”), acquired by Creatd in 2021, was founded by Tracy Willis with the goal of supporting top creators and influencers, by connecting them with leading family and lifestyle brands and global audiences. Today, WHE represents a roster of over 100 creators across numerous verticals including family and lifestyle, music, and celebrity categories.

Seller’s Choice

Seller’s Choice is Creatd Partners’ performance marketing agency specializing in DTC (direct-to-consumer) and e-commerce clientele. Seller’s Choice provides direct-to-consumer brands with design, development, strategy, and sales optimization services.

Creatd Ventures

Creatd Ventures houses Creatd's portfolio of e-commerce businesses, both majority and minority-owned as well as associated e-commerce technology and infrastructure. The Company supports founders by providing capital, as well as a host of services including design and development, marketing and distribution, and go-to-market strategy. Currently, the Creatd Ventures portfolio includes:

●	Camp, previously Plant Camp, a direct-to-consumer (DTC) food brand which creates healthy upgrades to classic comfort food favorites. Each of Camp’s products are created with hidden servings of vegetables and contain Vitamins A, C, D, E, B1 + B6. In the fourth quarter of 2021, Camp added two new products to its expanding line of healthy, veggie-based, family-friendly foods. Currently, Camp has four flavors available for purchase: Classic Cheddar Mac 'N' Cheese, White Cheddar Mac 'N' Cheese, Vegan Cheezy Mac, and Twist Veggie Pasta. Camp, which first launched in 2020, represents the first investment within the Creatd Ventures portfolio.

●	Dune Glow Remedy (“Dune”), acquired by Creatd through a series of noncontrolling interest acquisitions prior to the third quarter of 2021, the Company announced its intent to purchase a controlling stake in Dune Glow Remedy (“Dune”). The Company subsequently announced the completion of its purchase of a 50.4% majority stake in the fourth quarter of 2021. Brought to market in 2021, Dune is a beverage brand focused on promoting wellness and beauty from within. Each beverage in Dune’s product line is meticulously crafted with functional ingredients that nourish skin from the inside out and enhance one's natural glow.

●	Basis, which was acquired by the Company subsequent to year-end 2021, in March of 2022. Founded in 2017, Basis is a hydrating electrolyte drink mix formulated using rehydration therapies developed by the World Health Organization. Historically, Basis has shown strong sales volume both on the brand’s website as well as through third-party distribution channels such as Amazon. Creatd’s acquisition of 100% ownership in Basis marks the third majority ownership acquisition for Creatd Ventures.

Creatd Studios

The goal of Creatd Studios is to elevate creators’ stories to TV, film, books, podcasts, video, and more.

●	Transmedia Assets: With millions of compelling stories in its midst, Creatd’s technology surfaces the best candidates for transmedia adaptations, through community and creator data insights. Then, Creatd Studios helps creators tell their existing stories in new ways, by partnering them with entertainment and publishing studios to create unique content experiences that accelerate earnings, discoverability, and open doors.
●	OG Gallery: The OG Collection is an extensive library of original artwork and imagery from the archives of some of the most iconic magazines of the 20th century. OG Gallery is an exploratory initiative aimed at identifying opportunities to propel the OG Collection into a new technological sphere: the NFT marketplace.

Application of First-Party Data

Creatd’s business intelligence and marketing teams identify and target individual creators, communities, and brands, utilizing empirical data harnessed from the Vocal platform. The team’s ability to apply its proprietary first-party data works to reduce acquisition costs for new creators and to help provide brands with conversions and an ideal targeted audience. In this way, our ability to apply first-party data is one of the value-drivers for the Company across its four business pillars.

Importantly, we do not sell the collected data, that being a common monetization opportunity for many other businesses. Instead, we use our collected first-party data for the purposes of bettering the platform. Specifically, our data helps us understand the behaviors and attributes that are common among the creators, brands, and audiences within our ecosystem. We then pair our first-party Vocal data with third-party data from distribution platforms such as Facebook and Snapchat to provide a more granular profile of our creators, brands, and audiences.

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

Creatd does not view Vocal as a substitute or competitor to segment-specific content platforms, such as Vimeo, YouTube, Instagram, or SoundCloud. We don’t want to replace anyone; we built Vocal to be accretive to the entire digital ecosystem. In fact, one of the most powerful components of our technology is the fact that Vocal makes it easy for creators to embed their existing published content, including videos, songs, podcasts, photographs, and more, directly into Vocal. We see this as a growth opportunity by building partnerships with the world’s greatest technology companies and to further spread our roots deeper into the digital landscape.

Revenue Model

Creatd’s revenues are primarily generated through:

●	Creator Subscriptions: Vocal+ subscription offering provides creators with increased monetization and access to premium tools and features. At approximately $10 per month, Vocal+ offers creators a strong value proposition for freemium users to upgrade, while providing a scalable source of monthly recurring gross revenue for Creatd.

●	Marketing Partnerships: Vocal partners with leading brands and creators through its internal content studio, Vocal for Brands, to produce content marketing campaigns, including sponsored Challenges, that leverage the power of Vocal. Branded stories and Challenges are optimized for conversions, distributed to a targeted audience based on Vocal’s first-party data, and are optimized for conversions to maximize revenue growth. Additionally, marketing partnerships are brokered through the Company’s in-house influencer talent management firm, WHE, which manages and promotes a growing roster of influencer talent who partner with brands on marketing campaigns both inside and outside the Vocal platform.
●	Managed Services: Creatd’s in-house marketing agency for e-commerce, Seller’s Choice, provides direct-to-consumer brands with design, development, strategy, and sales optimization services.
●	Platform Processing Fees and Microtransactions: With Tipping and other types of microtransactions, audiences can engage and support their favorite Vocal creators by actively investing in their creativity. Vocal takes a platform processing fee on all transactions. Each Tip sent on Vocal generates revenue for the Company in the form of platform processing fees. For Vocal Free creators, we retain a 7% platform processing fee for every Tip exchanged. For Vocal+ creators, we retain a 2.9% platform processing fee.
●	Affiliate sales: Vocal generates revenue through affiliate marketing relationships, which pays the Company a percentage of purchases made on our platform. Affiliate relationships include Amazon, Skimlinks, Tune, and more. This represents a unique opportunity in the post-pandemic environment where brands need expansive distribution pipelines such as Vocal to reach broader audiences.
●	E-commerce: Our e-commerce strategy involves revitalizing archival imagery and media content in dormant legacy portfolios. Our curation and data capabilities have helped us create scalable and definable value for our internal collection of media assets through financing, trademarking, licensing, and production opportunities. Creatd has an exclusive license to leverage the stories housed on Vocal, reimagining them for films, episodic shows, games, graphic novels, collectibles, books, and more.

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

Recent Developments

Registered Direct Offering –March 2022

On March 7, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with thirteen accredited investors resulting in the raise of $2,659,750 in gross proceeds to the Company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell in a registered direct offering an aggregate of 1,519,857 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) together with warrants to purchase an aggregate of 1,519,857 shares of Common Stock (the “Warrants”) at an exercise price of $1.75 per share (collectively, the “Offering”). The warrants will be immediately exercisable and will expire on March 9, 2027.

The Offering closed on March 9, 2022, after the satisfaction of customary closing conditions as set forth in the Purchase Agreement. The gross proceeds from the Offering were $2,659,750, before deducting Offering expenses, which will be used for general corporate purposes, including working capital.

The shares of Common Stock were offered and sold by the Company pursuant to a prospectus supplement, which was filed with Securities and Exchange Commission (the “SEC”) on March 9, 2022, in connection with a takedown from the Company’s effective shelf registration statement on Form S-3, which was filed with the SEC on November 25, 2020 and subsequently declared effective on April 23, 2021 (File No. 333-250982) (the “Shelf Registration Statement”).

Nasdaq Notice of Delisting

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

On March 1, 2022, the Company received a letter (the “Letter”) from the staff of The Nasdaq Capital Market (the “Exchange”) notifying the Company that the Exchange has determined to delist the Company’s common stock from the Exchange based on the Company’s Market Value of Listed Securities for the 30-consecutive day period between January 15, 2022 and February 25, 2022 falling short of the requirements under Listing Rule 5550(b)(2) (the “Rule”). Although a 180-day period is typically allowed for an issuer to regain compliance, the Company is not eligible to use such compliance period, as the Exchange had instituted a Panel Monitor through March 9, 2022.

The Company is pursuing an appeal to the Panel of such determination, in accordance with the Exchange’s rules and, pursuant to such request by the Company to appeal, the delisting of the Company’s securities and the Form 25 Notification of Delisting filing will be stayed pending the Panel’s decision.

The Company intends to present to the Panel evidence that the Company has regained compliance with the Rule; however, there can be no assurance that the Panel will grant the Company’s request for continued listing.

The Letter has no immediate impact on the listing of the Company’s common stock or warrants, which will continue to be listed and traded on the Exchange, subject to the Company’s compliance with other continued listing requirements. The Company’s receipt of the Letter does not affect the Company’s business, operations or reporting requirements with the Securities and Exchange Commission.

Securities Purchase Agreement

On March 1, 2022, the Company entered into securities purchase agreements with twenty-eight (28) accredited investors whereby, at the closing, such investors purchased from the Company an aggregate of (i) 1,401,457 shares of the Company’s common stock, par value $0.001 per share and (ii) 1,401,457 warrants to purchase shares of common stock, for an aggregate purchase price of $2,452,550. Such warrants are exercisable for a term of five-years from the date of issuance, at an exercise price of $1.75 per share, and provide for cashless exercise to the extent that there is no registration statement available for the underlying shares of common stock. The Benchmark Company, LLC acted as exclusive financial advisor for the Company in connection with the financing and is entitled to receive 125,000 shares of common stock as compensation for its services. The closing of the financing occurred on March 1, 2022.

Board of Directors and Management

Appointment of New Directors

On February 17, 2022, the Board of Directors (the “Board”) of the Company appointed Joanna Bloor, Brad Justus, and Lorraine Hendrickson to serve as members of the Board. Ms. Bloor has been nominated to, and will serve as, chair of the Compensation Committee, and to be a member of the Audit Committee and Nominating & Corporate Governance Committee. Mr. Justus has been nominated, and will serve as, chair of the Nominating & Corporate Governance Committee, and to be a member of the Compensation Committee and Audit Committee. Ms. Hendrickson has been nominated to, and will serve as, chair of the Audit Committee and to be a member of the Compensation and Nominating & Corporate Governance Committee.

Departure of Directors

On July 16, 2021, Mark Patterson notified the Board of the Company of his resignation from the Board, effective July 31, 2021. Such resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On February 17, 2022, the Board received notice that effective immediately, Mark Standish resigned as Chair of the Board, Chair of the Audit Committee and as a member of the Compensation Committee and Nominating & Corporate Governance Committee; Leonard Schiller resigned as member of the Board, Chair of the Compensation Committee and as a member of the Audit Committee and Nominating & Corporate Governance Committee; and LaBrena Martin resigned as a member of the Board, Chair of the Nominating & Corporate Governance Committee and as a member of the Audit Committee and Compensation Committee. Such resignations are not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Management Restructuring

On August 13, 2021, the Board approved the restructuring of the Company’s senior management team to be comprised of two Co-Chief Executive Officers and appointed Jeremy Frommer and Laurie Weisberg to such positions (the “First Restructuring”). Additionally, Justin Maury was appointed Chief Operating Officer and retains his position as President. Prior to the First Restructuring, Mr. Frommer served as the Company’s Chief Executive Officer and Ms. Weisberg served as the Company’s Chief Operating Officer. Mr. Frommer and Ms. Weisberg continue to serve as members of the Board. The Restructuring did not impact the role or functions of the Company’s Chief Financial Officer, Chelsea Pullano.

On February 17, 2022, the Board of the Company approved the restructuring of the Company’s senior management team to eliminate the Co-Chief Executive Officer role, appointing Jeremy Frommer as Executive Chairman and Founder, and appointing Laurie Weisberg as Chief Executive Officer (the “Second Restructuring”). Prior to the Second Restructuring, Mr. Frommer and Ms. Weisberg served as the Company’s co-Chief Executive Officers and Ms. Weisberg served as the Company’s Chief Operating Officer. The Second Restructuring does not impact the role or functions of the Company’s Chief Financial Officer, Chelsea Pullano, or the role or functions of the Company’s President and Chief Operating Officer, Justin Maury.

Plant Camp LLC Purchase

On June 4, 2021, the Company, through its wholly owned subsidiary, Creatd Partners, LLC, a Delaware limited liability company (the “Purchaser”), entered into a Membership Interest Purchase Agreement (the “MIPA”) with Angela Hein and Heidi Brown (the “Sellers”), pursuant to which the Purchaser acquired 841,005 common units of Plant Camp LLC, a Delaware limited liability company (“Plant Camp”) from the Sellers, resulting in the Purchaser owning 89% of the issued and outstanding equity of Plant Camp.

Simultaneous with the execution of the MIPA, and having met all conditions precedent in the MIPA, the parties to the MIPA consummated the closing of the transactions contemplated by the MIPA (the “Closing”). At the Closing, the Purchaser acquired a majority interest in Plant Camp in exchange for a cash payment to the Sellers of $300,000. The MIPA contains customary representations, warranties, covenants, indemnification and other terms for transactions of a similar nature.

On the Closing Date, the Amended and Restated Liability Company Operating Agreement of Plant Camp was amended and restated (the “Second A&R Operating Agreement”) to reflect the purchase and sale of the Membership Interests pursuant to the MIPA.

Underwritten Public Offering

On June 17, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with The Benchmark Company LLC (“Benchmark” or the “Underwriter”), pursuant to which we agreed to sell to the Underwriter in a firm commitment underwritten public offering (the “Offering”) an aggregate of 750,000 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $3.40 per share. The Company also granted the Underwriter a 30-day option to purchase up to an additional 112,500 shares of common stock to cover over-allotments, if any. The Offering closed on June 21, 2021.

Benchmark acted as sole bookrunner for the Offering. The Offering was made pursuant to a prospectus supplement dated June 17, 2021, and a base prospectus dated April 23, 2021, which is part of a registration statement on Form S-3 (File No. 333-250982) that was filed with the Securities and Exchange Commission (the “Commission”) on November 25, 2020, as amended on April 9, 2021, and declared effective by the Commission on April 23, 2021. The Underwriter received a discount in the amount of 7% of the aggregate gross proceeds received by the Company in connection with the Offering, warrants equal to 5% of the total of all shares issued in the Public Offering, including overallotment shares, exercisable six months from the date of issuance, at the price of $4.08, for a period of five years (the “Underwriter Warrants”), and reimbursement of certain expenses.

The Underwriting Agreement included customary representations, warranties and covenants, and customary conditions to closing, expense and reimbursement obligations and termination provisions. Additionally, under the terms of the Underwriting Agreement, we have agreed to indemnify the Underwriter against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or to contribute to payments the Underwriter may be required to make in respect of these liabilities.

The gross proceeds to the Company from the sale of 750,000 shares of Common Stock, before deducting underwriting discounts and commissions and estimated offering expenses payable by us, will be $2,550,000. We used the net proceeds from the Offering for working capital and general corporate purposes.

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

Registered Direct Offering – October 2021

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

The Company’s net proceeds to the Company from the Offering were approximately $3,407,250 after deducting the Placement Agent fees and estimated expenses payable by the Company.

Employees

As of March 31, 2022, we had 56 full-time employees and 23 part-time employees. None of our employees are subject to a collective bargaining agreement, and we believe our relationship with our employees to be good.

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

Corporate Information

The Company’s address is 648 Broadway, Suite 200, New York, NY 10012. The Company’s telephone number is (201) 258-3770. Our website is https://creatd.com. The information on, or that can be accessed through, this website is not part of this Form 10-K, and you should not rely on any such information in making the decision whether to purchase the Common Stock.

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

Our current line of business has a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. We have incurred losses and may continue to operate at a net loss for at least the next several years as we execute our business plan. We had a net loss of approximately $37.0 million for the year ended December 31, 2021, and a working capital deficit and accumulated deficit of approximately $0.9 million and approximately $109.6 million, respectively.

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

Based on the report from our independent auditors dated April 6, 2022, management stated that our financial statements for the year ended December 31, 2021, were prepared assuming substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

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

Although our shares and warrants have been approved for listing on The Nasdaq Capital Market, our shares and warrants may be subject to potential delisting if we do not meet or continue to maintain the listing requirements of The Nasdaq Capital Market, and we recently received a notice of determination of delisting.

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

On March 1, 2022, we received a letter (the “Letter”) from the staff of The Nasdaq Capital Market (the “Exchange”) notifying the Company that the Exchange has determined to delist the Company’s common stock from the Exchange based on the Company’s Market Value of Listed Securities for the 30-consecutive day period between January 15, 2022 and February 25, 2022 falling short of the requirements under Listing Rule 5550(b)(2) (the “Rule”). Although a 180-day period is typically allowed for an issuer to regain compliance, the Company is not eligible to use such compliance period, as the Exchange had instituted a Panel Monitor through March 9, 2022.

The Company is pursuing an appeal to the Panel of such determination, in accordance with the Exchange’s rules and, pursuant to such request by the Company to appeal, the delisting of the Company’s securities and the Form 25 Notification of Delisting filing will be stayed pending the Panel’s decision.

The Company intends to present to the Panel evidence that the Company has regained compliance with the Rule; however, there can be no assurance that the Panel will grant the Company’s request for continued listing.

We will need additional capital, which may be difficult to raise as a result of our limited operating history or any number of other reasons.

We expect that we will need to raise additional capital within the next 12 months. However, in the event that we exceed our expected growth, we would need to raise additional capital. There is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms, or even at all. Our limited operating history makes investor evaluation and an estimation of our future performance substantially more difficult. As a result, investors may be unwilling to invest in us or such investment may be offered on terms or conditions that are not acceptable. In the event that we are not able to secure financing, we may have to scale back our growth plans or cease operations.

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

We place substantial reliance upon the efforts and abilities of Jeremy Frommer, our Chairman of the Board of Directors, and our other executive officers and directors. Though no individual is indispensable, the loss of the services of these executive officers could have a material adverse effect on our business, operations, revenues or prospects. We do not currently maintain key man life insurance on the lives of these individuals.

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

The continuing global COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic continues to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions, including vaccination requirements, that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; and any future variants that may arise and its effects on the overall response to the pandemic. The COVID-19 coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates.

Our direct-to-consumer brands experienced supply-chain issues as a direct result of the COVID-19 pandemic, resulting in delayed growth within these business lines. Additionally, the global financial crisis in connection with the COVID-19 pandemic has caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our Vocal platform and our ability to raise additional capital when needed on acceptable terms, if at all. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

Risks Related To Our Common Stock

The price of our common stock may be subject to wide fluctuations.

Even though we have our shares listed with The Nasdaq Capital Market, the market price of our Common Stock may be highly volatile and subject to wide fluctuations in response to a variety of factors and risks, many of which are beyond our control. In addition to the risks noted elsewhere in this Form 10-K, some of the other factors affecting our stock price may include:

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

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and dilute our share value

Our Second Amended and Restated Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock, and 20,000,000 shares of preferred stock. Currently the Company has 500 shares of Preferred Series E stock outstanding. Additionally, as of March 31, 2022 there are outstanding (i) warrants to purchase 8,580,144 shares of our common stock; (ii) options exercisable into 2,902,619 shares of our common stock; and (iii) 121,359 shares underlying the conversion of Preferred Series E shares.

Assuming all of the Company’s currently outstanding warrants and options are exercised and all convertible notes be converted, the Company would have to issue an additional 11,604,122 shares of common stock representing 59.0% of our current issued and outstanding common stock. As of the date of this filing, none of the Company’s outstanding convertible notes are currently convertible into Common Stock. The future issuance of this common stock would result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

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

Pursuant to our Second Amended and Restated Articles of Incorporation, the aggregate number of shares of capital stock which we are authorized to issue is 120,000,000 shares, of which 100,000,000 shares are common stock, and 20,000,000 shares are “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. As of the date of this Form 10-K, we do have 500 shares of Preferred Series E stock outstanding.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company currently does not own any properties. Our corporate headquarters consists of a total of 3,200 square feet and is located at 648 Broadway, Suite 200, New York, NY 10012. The current lease term is effective September 9, 2021 through September 9, 2022, with monthly rent of $12,955 for the leasing period. During 2021, the Company also had additional office space located at 2050 Center Ave, Suite 640 and Suite 660, Fort Lee, NJ 07024. The lease term was effective June 5, 2018 through July 5, 2023, with monthly rent of $7,693 for the first year and increases at a rate of 3% for each subsequent year thereafter. Subsequent to December 31, 2021, the Company reached an agreement with the landlord at the New Jersey location to terminate the lease effective February 28, 2022.

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

On or about June 25, 2020, Home Revolution, LLC (“Home Revolution”) filed a lawsuit in the United States District Court for the District of New Jersey, Home Revolution, LLC, et al. v. Jerrick Media Holdings, Inc. et al., Case No. 2:20-cv-07775-JMV-MF. The Complaint alleges, among other things, that Creatd, Inc. breached the Membership Interest Purchase Agreement, as modified, and ancillary transaction documents in connection with the acquisition of Seller’s Choice, LLC, from Home Revolution in September 2019. The Complaint additionally alleges violation of the New Jersey Uniform Securities Law, violations of the Exchange Act and Rule 10b-5 thereunder, fraud, equitable accounting, breach of fiduciary duty, conversion and unjust enrichment. Plaintiff also sought to have a receiver appointed by the Court to take over Creatd’s operations. After substantial motion practice, Creatd successfully settled this dispute from June 2020 for a total of $799,000, which includes $660,000 of note principal and $139,000 of accrued interest. The matter has been dismissed on March 3, 2022.

On or about August 30, 2021, Robert W. Monster and Anonymize, Inc. (“Monster”) filed a lawsuit in the United States District Court for the Western District of Washington at Seattle, Robert W. Monster, et al. v. Creatd, Inc., et al. (Western District of Washington at Seattle 2:21-CV-1177). The Complaint alleges, among other things, that action for Declaratory Judgment under 28 U.S.C. § 2201 that Monster’s registration and use of the internet domain name VOCL.COM (the “Domain Name”) does not violate Creatd’s rights under the Anticybersquatting Consumer Protection Act (“ACPA”), 15 U.S.C. § 1125(d), or otherwise under the Lanham Act, 15 U.S.C. § 1051 et seq. Creatd claims trademark rights and certain other rights with respect to the term and the domain name VOCL.COM. Monster seeks a determination by the Court that Monster’s registration and/or use of VOCL.COM is not, and has not been in violation of the ACPA, and that Plaintiffs’ use of VOCL.COM constitutes neither a violation of the ACPA nor trademark infringement or dilution under the Lanham Act. Creatd believes the lawsuit lacks merit and will vigorously challenge the action. At this time, we are unable to estimate potential damage exposure, if any, related to the litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is listed on The Nasdaq Capital Market under the symbol “CRTD”.

Holders

As of March 31, 2022, there were approximately 208 registered holders of record of our Common Stock, and approximately 6 holders of record of our Series E Convertible Preferred Stock. Since certain shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, the foregoing number of holders of our Common Stock is not representative of the number of beneficial holders of our Common Stock.

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

Unregistered Sales of Equity Securities

During the three months ended December 31, 2021, we issued securities that were not registered under the Securities Act and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q as listed below. All of the securities discussed in this Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

Dune Acquisition

On October 3, 2021, the Company issued 163,334 shares of common stock pursuant to a Stock Purchase Agreement with Standard Holdings, Inc., Mark De Luca, and Stephanie Roy Dufault, whereby the Company purchased a majority stake in Dune, Inc.

Employee Options Issuances

On October 27, 2021, the Company issued options to purchase 900,000 shares of Common Stock granted to management and employees under the Jerrick Media Holdings, Inc. 2020 Omnibus Equity Incentive Plan. These options have an exercise price of $5.00, vest upon issuance and expire 5 years from the date of issuance.

Board Issuances

During the three months ended December 31, 2021, the Company issued 18,451 shares of common stock and options to purchase 35,174 shares of common stock to members of the board of directors under the Jerrick Media Holdings, Inc. 2020 Omnibus Equity Incentive Plan. The options have an exercise price of $2.09, vest on the one-year anniversary and expire 5 years from the date of vesting.

Consultant Shares & Banking Fees

During the three months ended December 31, 2021, the Company issued 365,242 shares of Common Stock to consultants and bankers.

ITEM 6. [Reserved]

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

Overview

The creator economy is well established and thriving, consisting of over 50 million content creators and a valuation of over $100 billion, and growing. Creatd plays a crucial role within this ecosystem, with a range of businesses established to help creators realize their potential both creatively and monetarily, partnering with peers in their community and brands when the opportunity arises.

Specifically, our role within the creator economy and ecosystem is to provide creators with economic opportunities. We accomplish this through four main business pillars: Creatd Labs, Creatd Partners, Creatd Ventures, and Creatd Studios. Together, Creatd's pillars work together to create multiple flywheel effects and growth drivers, supporting our core vision of creating a viable ecosystem for all stakeholders in the creator economy. 2021 was a positioning year for Creatd, during which the Company established a solid business foundation, fortified its infrastructure, rationalized costs to accelerate cashflow breakeven, and effectively eliminated impediments to rapid growth which we believe will continue to drive revenues.

Results of Operations

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2021 compared to December 31, 2020:

	December 31, 2021	December 31, 2020	Increase / (Decrease)
Current Assets	$4,475,242	$8,020,993	$(3,545,751)
Current Liabilities	$5,421,015	$4,968,427	$452,588
Working Capital (Deficit)	$(945,773)	$3,052,566	$(3,998,339)

At December 31, 2021, we had a working capital (deficit) of $(945,773) as compared to a working capital of $3,052,566 at December 31, 2020, a decrease in working capital of $3,998,339. The decrease is primarily attributable to a reduction in cash and an increase in deferred revenue, accounts payable, and accrued liabilities. This was offset by an increase in prepaid expense, accounts receivable, and a decrease in debt obligations.

Net Cash

Net cash used in operating activities for the year ended December 31, 2021, and 2020, was $20,518,807 and $7,340,487, respectively. The net loss for the year ended December 31, 2021, and 2020 was $37,379,153 and $24,162,783, respectively. This change is primarily attributable to the net loss for the current period offset by share-based payments in the amount of $9,661,174 to employees and consultants for services rendered, accretion of debt discount and debt issuance costs of $3,612,669 due to incentives given with debentures, and a change in fair value of derivative liability of $1,096,287, as well as a change in accounts payable and accrued expenses of $1,714,902.

The increased net cash used in 2021 reflected an extraordinary cash outlay for marketing, which went toward generating a lower creator acquisition cost for paid Vocal subscribers, and an increase in general and administrative expenses.

Net cash used in investing activities for the year ended December 31, 2021, was $1,168,123. This is primarily attributable to the purchase of Plant Camp, WHE Agency, Dune Inc., property and equipment, and cash paid for the purchase of investments.

Net cash provided by financing activities for the year ended December 31, 2021, and 2020 was $17,615,915 and $15,814,083, respectively. During the year ended December 31, 2021, the Company’s operations were predominantly financed by net proceeds of $9,487,223 from the exercise of warrants, the proceeds from sale of common stock and warrants of $5,666,951, the proceeds from loans and notes of $4,358,428, and proceeds from the issuance of stock and warrants, which were partially offset by the repayment of notes and loans of $1,398,113. Similarly, the Company’s financing activity for the year ended December 31, 2020, generated $5,745,485 from loans and note issuances, the proceeds of which were partially offset by repayment of notes of $3,224,418.

Summary of Statements of Operations for the Year Ended December 31, 2021, and 2020:

	Year Ended December 30,
	2021	2020
Revenue	$4,299,717	$1,212,870
Cost of revenue	$5,300,037	$1,495,042
Operating expenses	$(32,368,400)	$(16,001,163)
Loss from operations	$(33,368,720)	$(16,283,335)
Other expenses	$(4,010,433)	$(7,929,448)
Net loss	$(37,379,153)	$(24,212,783)
Loss per common share – basic and diluted	$(2.98)	$(5.68)

Revenue

Revenue was $4,299,717 for the year ended December 31, 2021, as compared to $1,212,870 for the comparable year ended December 31, 2020, an increase of $3,086,847. The year-over-year increase in revenue is primarily attributable to year-over-year growth in Vocal+ memberships as well as consistent growth in the Company’s agency businesses, which was further accelerated by the immediate and growing impact of the acquisition of the WHE Agency, which was successfully integrated during third quarter into Creatd Partners’ growing business lines, as well as the start of material contributions from Creatd Ventures following the launches of Camp and Dune.

Cost of Revenue

Cost of revenue for the year ended December 31, 2021, were $5,300,037 as compared to $1,495,042 for the year ended December 31, 2020. The increase of $3,804,995 in cost of revenue is mainly related to an increase personnel costs and creator costs around the moderation and content development associated with increasing Vocal+ memberships, as well as the acquisition of WHE, the growth of which requires additional sales and talent management personnel to sustain.

Operating Expenses

Operating expenses for the year ended December 31, 2021, were $32,368,400 as compared to $16,001,163 for the year ended December 31, 2020. The increase of $16,367,237 in operating expenses is mainly related to a $6.8 million increase in marketing expenditure, a $1.0 million increase from the impairment of goodwill, a $5.0 million increase in general and administrative expenses resulting from a near-doubling in headcount and related personnel expenses, and a $2.8 million increase in non-cash charges relating to the issuance of equity to management and employees. Much of the increase in marketing expenditure occurred during the company’s second quarter 2021 as it focused significant resources on tactical experimentation utilizing our internal data to generate a lower creator acquisition cost, resulting in significant Vocal+ membership growth, with the Company ending the second quarter 2021 having achieved a new milestone of over 30,000 Vocal+ members. The Company went on to significantly reduce marketing spend in third quarter, 2021 and then further reduce marketing for fourth quarter 2021 and expects future quarterly spend to reflect levels consistent with fourth quarter going forward. During 2021, the company’s non-cash charges totaled $9.7 million, representing past performance-based stock option grants to senior management and board members, which vest over multiple years, year-end employee performance based-stock grants, as well as extraordinary and non-recurring cash charges totaling approximately $2.5 million related to the acquisition audit mainly from WHE, legal expenses, consulting, banking and recruiting fees.

Loss from Operations

Loss from operations for the year ended December 31, 2021, was $33,368,720 as compared to $16,283,335 for the year ended December 31, 2020. The operating loss increase primarily reflects added marketing expenses during the first half of 2021 as the company launched a comprehensive marketing campaign to support Vocal+ membership growth. Additionally, the Company nearly doubled its headcount during the year to support growth in numerous of its business lines, including the launch of two Creatd Ventures e-commerce brands. During this transition period, the Company experienced the need for duplicate expenditures to maintain operations while training its new hires, though their addition will ultimately reduce the need for outsourced third-party service providers. Going forward, the Company expects the loss from operations to decrease as revenues continue to increase and expenses remain relatively constant.

Other Income and Expenses

Other expenses for the year ended December 31, 2021, were $4,010,433 as compared to $7,929,448 for the year ended December 31, 2020. The decrease in other expenses was predominantly due to the change in gain vs. loss of extinguishment of debt and a reduction in interest expense. This was offset by an increase in derivative expense, change in fair value of derivative liability, and the impairment of investments.

Net Loss

Net loss attributable to common shareholders for the year ended December 31, 2021, was $37,703,652, or loss per share of $2.98, as compared to a net loss attributable to common shareholders of $27,348,485, or loss per share of $5.68, for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements.

Significant Accounting Policies

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

The Company’s Level 1 assets/liabilities include cash, accounts receivable, marketable trading securities, accounts payable, prepaid and other current assets, line of credit and due to related parties. Management believes the estimated fair value of these accounts at December 31, 2021 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

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

Long-lived Assets Including Goodwill and Other Acquired Intangible Assets

We evaluate the recoverability of property and equipment and acquired finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. During the year ended December 31, 2021 the Company recorded an impairment charge of $688,127 for intangible assets.

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

During the year ended December 31, 2021, the Company completed its annual impairment test of goodwill. The Company performed the qualitative assessment as permitted by ASC 350-20 and determined that the fair value of the Seller's Choice reporting unit was more likely than not less than the carrying value, including Goodwill. Based on completion of this annual impairment test, the Company recorded an impairment charge of $ 1,035,795 for goodwill.

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

The Company follows FASB ASC 320-10-35 to assess whether an investment in debt securities is impaired in each reporting period. An investment in debt securities is impaired if the fair value of the investment is less than its amortized cost. If the Company intends to sell the debt security (that is, it has decided to sell the security), an other-than-temporary impairment shall be considered to have occurred. If the Company more likely than not will be required to sell the security before recovery of its amortized cost basis or it otherwise does not expect to recover the entire amortized cost basis of the security, an other-than-temporary impairment shall be considered to have occurred. The Company considers the expected cash flows from the investment based on reasonable and supportable forecasts as well as several other factors to estimate whether a credit loss exists. If the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. During the year ended December 31, 2021, the Company recorded an impairment charge of $102,096 for investments.

Equity Method Investments

Investments in unconsolidated entities over which we have significant influence are accounted for under the equity method of accounting. Under the equity method of accounting, the Company does not consolidate the investment’s financial statements within its consolidated financial statements. Equity method investments are initially recorded at cost, then our proportional share of the underlying net income or loss is recorded as equity in net loss from equity method investments in our statement of operations, with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce our carrying value of the investment and are recorded in the consolidated statements of cash flows using the cumulative earnings approach. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. There were indicators of impairment related to our equity method investments for the year ended December 31, 2021. During the year ended December 31, 2021, the Company recorded an impairment charge of $487,365 for investments.

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

The Company utilizes a Monte Carlo simulation model for the make whole feature (see note 10) and a binomial option model for convertible notes that have an option to convert at a variable number of shares to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The inputs utilized in the application of the Monte Carlo model included a starting stock price, an expected term of each debenture remaining from the valuation date to maturity, an estimated volatility, drift, and a risk-free rate. The inputs utilized in the application of the Binomial model included a stock price on valuation date, an expected term of each debenture remaining from the valuation date to maturity, an estimated volatility, and a risk-free rate. The Company records the change in the fair value of the derivative as other income or expense in the consolidated statements of operations.

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

Deferred Revenue

Deferred revenue consists of billings and payments from clients in advance of revenue recognition. As of December 31, 2021, and December 31, 2020, the Company had deferred revenue of $234,159 and $88,637, respectively.

Stock-Based Compensation

The Company recognizes compensation expense for all equity–based payments granted in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation”. Under fair value recognition provisions, the Company recognizes equity–based compensation over the requisite service period of the award. The company has a relatively low forfeiture rate of stock based compensation and forfeitures are recognized as they occur.

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are inputs into the model. These assumptions are the value of the underlying share, the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is derived from the Company’s historical data over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common stock and does not intend to pay dividends on its Common stock in the foreseeable future. Forfeitures are recognized as they occur.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, our equity–based compensation could be materially different in the future. The Company issues awards of equity instruments, such as stock options and restricted stock units, to employees and certain non-employee directors. Compensation expense related to these awards is based on the fair value of the underlying stock on the award date and is amortized over the service period, defined as the vesting period. The vesting period is generally one to three years. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock units. Compensation expense is reduced for actual forfeitures as they occur.

Recently Adopted Accounting Guidance

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. The updated guidance, which became effective for fiscal years beginning after December 15, 2020, did not have a material impact on the Company’s consolidated financial statements.

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

December 31, 2021 and 2020

www.rrbb.com
ROSENBERG RICH BAKER BERMAN & COMPANY
265 Davidson Avenue, Suite 210 ● Somerset, NJ 08873-4120 ● PHONE 908-231-1000 ● FAX 908-231-6894
111 Dunnell Road, Suite 100 ● Maplewood, NJ 07040 ● PHONE 973-763-6363 ● FAX 973-763-4430

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Creatd, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Creatd, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

ROSENBERG RICH BAKER BERMAN & COMPANY

To the Board of Directors and

Stockholders of Creatd, Inc. and Subsidiaries

Revenue Recognition

As described in Note 2 to the consolidated financial statements, the Company recognizes revenue in accordance with FASB Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 requires the Company to apply the following steps: (1) identify the contract with the customers; (2) identify performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies the performance obligations.

For subscription revenue recognized by the Company, the transaction price is reduced for consideration payable to customers. Because such consideration is paid to both customers and “freemium” subscribers, it requires significant estimates as to the allocation and timing of these reductions in the transaction price. These estimates required auditor judgment and consideration of some subjective factors in evaluating the estimates.

How the Critical Matter Was Addressed in the Audit

The primary audit procedures we performed to address this critical audit matter included:

●	Gained detailed understanding of processes related to subscription revenue, including evaluation of controls within the Company and the results of an audit of internal controls at the external payment processing organization.

●	Verified the validity of customer payment data by testing the completeness and accuracy of the population of customer payments and by subscriber type.

●	Critically evaluated management’s estimated allocations based on supportable information, including refined methodologies and estimates based on historical data for consideration paid to customers.

Evaluation of Variable Interest Entities for Consolidation

As described in Note 2 to the consolidated financial statements, the Company’s management performs an ongoing assessment of its noncontrolling interests from investments in unrelated entities to determine if those entities are variable interest entities (VIEs), and if so, whether the Company is the primary beneficiary. If an entity in such a transaction, by design, meets the definition of a VIE and the Company determines that it, or a consolidated subsidiary is the primary beneficiary, the Company will include the VIE in its consolidated financial statements. If such an entity is deemed to not be consolidated, the Company records only its investment in equity securities as a marketable security or investment under the equity method, as applicable.

We identified management’s accounting for variable interest entities as a critical audit matter because there is significant judgment required by management to evaluate the contractual arrangements under the variable interest entity consolidation model. Auditing such considerations involved especially challenging auditor judgment in evaluating the appropriateness of the Company’s assessment and an increased audit effort.

ROSENBERG RICH BAKER BERMAN & COMPANY

To the Board of Directors and

Stockholders of Creatd, Inc. and Subsidiaries

How the Critical Matter Was Addressed in the Audit

The primary audit procedures we performed to address this critical audit matter included:

●	Evaluating the reasonableness and appropriateness of management’s evaluation of each VIE and determination of primary beneficiary of the VIE through a decision-making workflow.

●	Reading pertinent supporting organizational documents and agreements associated with each VIE and relevant business plans and documentation to agree key terms with those used in management’s evaluation of each VIE.

●	Performed corroborative interviews with personnel involved in each entity analyzed to determine the business purpose of the transactions in the time frame the initial equity interests were acquired.

Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2018.

Somerset, New Jersey

April 6, 2022

Creatd, Inc.

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020

Assets

Current Assets
Cash	$3,794,734	$7,906,782
Accounts receivable, net	337,440	90,355
Inventory	106,403	-
Prepaid expenses and other current assets	236,665	23,856
Total Current Assets	4,475,242	8,020,993

Property and equipment, net	102,939	56,258
Intangible assets	2,432,841	960,611
Goodwill	1,374,835	1,035,795
Marketable securities	-	62,733
Deposits and other assets	718,951	191,836
Minority investment in businesses	50,000	217,096
Operating lease right of use asset	18,451	239,158

Total Assets	$9,173,259	$10,784,480

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$3,730,540	$2,638,688
Derivative liabilities	-	42,231
Convertible Notes, net of debt discount and issuance costs	159,193	897,516
Current portion of operating lease payable	18,451	79,816
Note payable, net of debt discount and issuance costs	1,278,672	1,221,539
Deferred revenue	234,159	88,637

Total Current Liabilities	5,421,015	4,968,427

Non-current Liabilities:
Note payable	63,992	213,037
Operating lease payable	-	157,820

Total Non-current Liabilities	63,992	370,857

Total Liabilities	5,485,007	5,339,284

Commitments and contingencies

Stockholders’ Equity
Series E Preferred stock, $0.001 par value, 500 and 7,738 shares issued and outstanding, respectively	-	8
Common stock par value $0.001: 100,000,000 shares authorized; 16,691,170 issued and 16,685,513 outstanding as of December 31, 2021 and 8,736,378 issued and 8,727,028 outstanding as of December 31, 2020	16,691	8,737
Additional paid in capital	111,563,618	77,505,013
Subscription receivable	-	(40,000)
Less: Treasury stock, 5,657 and 5,657 shares, respectively	(62,406)	(62,406)
Accumulated deficit	(109,632,574)	(71,928,922)
Accumulated other comprehensive income	(78,272)	(37,234)
Total Creatd, Inc. Stockholders’ Equity	1,807,057	5,445,196
Non-controlling interest in consolidated subsidiaries	1,881,195	-
	3,688,252	5,445,196

Total Liabilities and Stockholders’ Equity	$9,173,259	$10,784,480

The accompanying notes are an integral part of these consolidated financial statements.

Creatd, Inc.

Consolidated Statements of Comprehensive Loss

	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020

Net revenue (related party of $80,000 and $0)	$4,299,717	$1,212,870

Cost of revenue	5,300,037	1,495,042

Gross loss	(1,000,320)	(282,172)

Operating expenses
Research and development	983,528	257,431
Marketing	9,626,982	2,854,904
Stock based compensation	9,661,168	6,861,163
Impairment of goodwill	1,035,795	-
General and administrative	11,060,927	6,027,665

Total operating expenses	32,368,400	16,001,163

Loss from operations	(33,368,720)	(16,283,335)

Other income (expenses)
Other income	396,223	512,071
Interest expense	(372,106)	(1,376,902)
Accretion of debt discount and issuance cost	(3,612,669)	(4,303,072)
Derivative expense	(100,502)	-
Change in derivative liability	(1,096,287)	3,019,457
Impairment of investment	(589,461)	(11,450)
Impairment of debt security	-	(50,000)
Settlement of vendor liabilities	59,792	(126,087)
Loss on marketable securities	-	(7,453)
Gain (loss) on extinguishment of debt	1,025,555	(5,586,482)
Gain on forgiveness of debt	279,022	470

Other expenses, net	(4,010,433)	(7,929,448)

Loss before income tax provision and equity in net loss from unconsolidated investments	(37,379,153)	(24,212,783)
	-	-
Equity in net loss from equity method investment Income tax provision	-	-

Net loss	(37,379,153)	(24,212,783)

Non-controlling interest in net loss	86,251	-

Net Loss attributable to Creatd, Inc.	(37,292,902)	(24,212,783)

Deemed dividend	(410,750)	(3,135,702)
Inducement expense	-	-

Net loss attributable to common shareholders	$(37,703,652)	$(27,348,485)

Comprehensive loss

Net loss	(37,379,153)	(24,212,783)

Currency translation gain (loss)	(41,038)	(31,239)

Comprehensive loss	$(37,420,191)	$(24,244,022)

Per-share data
Basic and diluted loss per share	$(2.98)	$(5.68)

Weighted average number of common shares outstanding	12,652,470	4,812,153

The accompanying notes are an integral part of these consolidated financial statements.

Creatd, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2021 and 2020

	Series E Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Subscription	Accumulated	Non-Controlling	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Interest	Income	Equity

Balance, December 31, 2019	-	$-	3,059,646	$3,059	(53,283)	$(367,174)	$36,391,819	$-	$(44,580,437)	$-	$(5,995)	$(8,558,728)

Shares issued with notes payable	-	-	59,774	60	-	-	243,685	-	-	-	-	243,745

Stock based compensation	-	-	169,800	170	-	-	5,743,970	-	-	-	-	5,744,140

Shares issued to settle vendor liabilities	-	-	23,565	24	-	-	235,607	-	-	-	-	235,631

Conversion of warrants to stock	-	-	7,239	7	-	-	(4,236)	-	-	-	-	(4,229)

Conversion of options to stock	-	-	229,491	229	-	-	1,116,802	-	-	-	-	1,117,031

Stock warrants issued with note payable	-	-	-	-	-	-	1,078,501	-	-	-	-	1,078,501

Cancellation of Treasury stock	-	-	(50,650)	(50)	54,343	374,184	(374,134)	-	-	-	-	-

Purchase of treasury stock	-	-	-	-	(6,717)	(69,416)	-	-	-	-	-	(69,416)

Recognition of intrinsic value of beneficial conversion features – convertible notes	-	-	-	-	-	-	3,099,837	-	-	-	-	3,099,837

Cash received for common stock and warrants	-	-	1,725,000	1,725	-	-	7,028,355	-	-	-	-	7,030,080

Cash received for preferred series E and warrants	7,738	8	-	-	-	-	6,710,417	(40,000)	-	-	-	6,670,425

Common stock and warrants issued upon conversion of notes payable	-	-	768,225	769	-	-	3,182,898	-	-	-	-	3,183,667

Common stock and warrants issued upon extinguishment of notes payable			2,744,288	2,744	-	-	9,915,790	-	-	-	-	9,918,534

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	(31,239)	(31,239)

Dividends	-	-	-	-	-	-	3,135,702	-	(3,135,702)	-	-	-

Net loss for the year ended December 31, 2020	-	-	-	-	-	-	-	-	(24,212,783)	-	-	(24,212,783)

Balance, December 31, 2020	7,738	$8	8,736,378	$8,737	(5,657)	$(62,406)	$77,505,013	$(40,000)	$(71,928,922)	$-	$(37,234)	$5,445,196

Stock based compensation	-	-	388,411	388	-	-	9,446,687	-	-	-	-	9,447,075

Shares issued for prepaid services	-	-	50,000	50	-	-	226,450	-	-	-	-	226,500

Shares issued to settle vendor liabilities	-	-	294,895	295	-	-	791,091	-	-	-	-	791,386

Common stock issued upon conversion of notes payable	-	-	1,128,999	1,129	-	-	5,155,865	-	-	-	-	5,156,994

Exercise of warrants to stock	-	-	2,250,691	2,251	-	-	9,484,972	-	-	-	-	9,487,223

Cash received for common stock and warrants	-	-	1,687,500	1,687	-	-	5,665,263	-	-	-	-	5,666,950

Cash received for preferred series E and warrants	40	-	-	-	-	-	(4,225)	40,000	-	-	-	35,775

Conversion of preferred series E to stock	(7,278)	(8)	1,766,449	1,766	-	-	(1,758)	-	-	-	-	-

Stock warrants issued with note payable	-	-	-	-	-	-	1,665,682	-	-	-	-	1,665,682

Shares issued for acquisition	-	-	387,847	388	-	-	1,217,828	-	-	1,967,446	-	3,185,662

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	(41,038)	(41,038)

Dividends	-	-	-	-	-	-	410,750	-	(410,750)	-	-	-

Net loss for the year months ended December 31, 2021	-	-	-	-	-	-	-	-	(37,292,902)	(86,251)	-	(37,379,153)

Balance, December 31, 2021	500	$-	16,691,170	$16,691	(5,657)	$(62,406)	$111,563,618	$-	$(109,632,574)	$1,881,195	$(78,272)	$3,688,252

The accompanying notes are an integral part of these consolidated financial statements.

Creatd, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,379,153)	$(24,162,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	397,440	157,760
Impairment of investments	589,461	11,450
Impairment of intangible assets	1,727,032	-
Accretion of debt discount and issuance cost	3,612,669	4,303,072
Share-based compensation	9,661,174	6,861,163
Bad debt expense	110,805	53,692
Change in fair value of derivative liabilities	-	(3,019,457)
Gain on marketable securities	-	7,453
Gain on Forgiveness of debt	(279,022)	-
Settlement of vendor liabilities	(59,692)	126,087
Change in fair value of derivative liability	1,096,287	-
Derivative Expense	100,502	-
(Gain) loss on extinguishment of debt	(1,025,655)	5,586,012
Non cash lease expense	82,511	72,553
Equity interest granted for other income	(123,710)	-
Equity in net loss from unconsolidated investment	16,413	-
Changes in operating assets and liabilities:
Prepaid expenses	(174,819)	(19,729)
Inventory	(39,182)	-
Accounts receivable	(80,407)	(93,198)
Deposits and other assets	(527,115)	(4,829)
Deferred revenue	144,851	37,946
Accounts payable and accrued expenses	1,714,902	2,880,392
Unrecognized tax benefit	-	(68,000)
Operating lease liability	(84,099)	(70,071)
Net Cash Used In Operating Activities	(20,518,807)	(7,340,487)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	-	-
Cash paid for property and equipment	(95,935)	(44,988)
Deposits	-	(175,000)
Cash paid for minority investment in business	(325,000)	-
Cash paid for equity method investment	(510,000)	(115,000)
Cash paid for investments in marketable securities	-	(248,272)
Sale of marketable securities	-	36,048
Cash consideration for acquisition	(225,947)	-
Purchases of digital assets	(11,241)	-
Net Cash Used In Investing Activities	(1,168,123)	(547,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrant	9,487,223	-
Net proceeds from issuance of notes	747,937	1,501,661
Repayment of notes	(456,233)	(492,665)
Proceeds from issuance of demand loan	-	440,000
Repayment of demand Loan	-	(90,000)
Proceeds from issuance of convertible note	3,610,491	3,650,835
Repayment of convertible notes	(941,880)	(1,658,001)
Proceeds from issuance of convertible notes - related party	-	50,000
Proceeds from issuance of note payable - related party	-	152,989
Repayment of note payable - related party	(538,574)	(983,752)
Proceeds from issuance of common stock and warrants	5,666,951	6,662,015
Cash received for preferred series E and warrants	-	6,670,417
Purchase of treasury stock and warrants	-	(89,416)
Net Cash Provided By Financing Activities	17,615,915	15,814,083

Effect of exchange rate changes on cash	(41,038)	(31,239)

Net Change in Cash	(4,112,048)	7,895,145

Cash - Beginning of Year	7,906,782	11,637

Cash - End of year	$3,794,734	$7,906,782

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$60,073	$178,461

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of vendor liabilities	$168,667	$475,220
Conversion of marketable debt securities into equity securities	$-	$102,096
Beneficial conversion feature on convertible notes	$-	$3,099,837
Warrants issued with debt	$1,665,682	$1,078,500
Shares issued with debt	$-	$243,741
Issuance of common stock for prepaid services	$226,500	$585,000
Cancellation of Treasury stock	$-	$374,184
Conversion of note payable and interest into convertible notes	$-	$385,000
Conversion of Demand loan into notes payable	$-	$200,000
Deferred offering costs	$4,225	$-
Common stock and warrants issued upon conversion of notes payable	$5,156,994	$11,217,362
Shares issued for acquisition	$1,318,218	$-
Conversion of note payable and interest into convertible notes	$-	$385,000
Reduction of ROU asset related to re-measurement of lease liability	$135,086	$-
Repayment of promissory notes from Australian R&D credits	$146,630	$-

The accompanying notes are an integral part of these consolidated financial statements.

Creatd, Inc.

December 31, 2021

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

On October 3, 2021, the Company acquired 29% of the membership interests of Dune, Inc. bring our total membership interests to 50%. Dune, Inc. is a direct-to-consumer brand focused on promoting wellness through its range of health-oriented beverages. Dune, Inc, has been consolidated due to the Company’s ownership of 50% voting control, and the results of operations have been included since the date of acquisition in the Statements of Operations.

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

During the fourth quarter of 2021, management changed its estimates for cost of revenues. This change in estimates did not result in a change to loss from operations or net loss.

Actual results could differ from those estimates.

Presentation

During 2021, we adopted a change in presentation on our Consolidated Statements of Comprehensive Loss in order to present a gross profit line and allocate certain overhead expenses, the presentation of which is consistent with our peers. Under the new presentation, we began allocating overhead expenses related to cost of goods sold. Prior periods have been revised to reflect this change in presentation.

Principles of consolidation

The Company consolidates all majority-owned subsidiaries, if any, in which the parent’s power to control exists.

As of December 31, 2021, the Company’s consolidated subsidiaries and/or entities are as follows:

Name of combined affiliate	State or other jurisdiction of incorporation or organization	Company Ownership Interest
Jerrick Ventures LLC	Delaware	100%
Abacus Tech Pty Ltd	Australia	100%
Seller’s Choice, LLC	New Jersey	100%
Recreatd, LLC	Delaware	100%
Give, LLC	Delaware	100%
Creatd Partners LLC	Delaware	100%
Dune Inc.	Delaware	50%
Plant Camp LLC	Delaware	89%
Sci-Fi Shop, LLC	Delaware	100%
OG Collection LLC	Delaware	100%
VMENA LLC	Delaware	100%
Vocal For Brands, LLC	Delaware	100%
Vocal Ventures LLC	Delaware	100%
What to Buy, LLC	Delaware	100%
WHE Agency, Inc.	Delaware	44%

All inter-company balances and transactions have been eliminated.

Variable Interest Entities

Management performs an ongoing assessment of its noncontrolling interests from investments in unrelated entities to determine if those entities are variable interest entities (VIEs), and if so, whether the Company is the primary beneficiary. If an entity in such a transaction, by design, meets the definition of a VIE and the Company determines that it, or a consolidated subsidiary is the primary beneficiary, the Company will include the VIE in its consolidated financial statements. If such an entity is deemed to not be consolidated, the Company records only its investment in equity securities as a marketable security or investment under the equity method, as applicable

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

The Company’s Level 1 assets/liabilities include cash, accounts receivable, marketable trading securities, accounts payable, prepaid and other current assets, line of credit and due to related parties. Management believes the estimated fair value of these accounts at December 31, 2021 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

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

The following tables provides a summary of the relevant assets and liabilities that are measured at fair value on recurring basis:

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

Fair Value Measurements as of

December 31, 2021

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities - debt securities	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities:
Derivative liabilities	$-	$-	$-	$-
Total Liabilities	-	$-	$-	$-

The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on recurring basis as of December 31, 2021 and 2020:

	Fair Value As of December 31, 2021	Fair Value As of December 31, 2020	Valuation Methodology	Unobservable Inputs
Marketable securities - debt securities	$-	$62,733	Discounted cash flow analysis	Expected cash flows from the investment

Derivative liabilities	$-	$42,231	Monte Carlo simulations and Binomial model	Risk free rate Expected volatility; Drift rate

The following tables provides a summary of the relevant assets that are measured at fair value on non-recurring basis:

Fair Value Measurements as of

December 31, 2021

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity investments, at cost	$50,000	$-	$-	$50,000
Total assets	$50,000	$-	$-	$50,000

Fair Value Measurements as of

December 31, 2020

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity investments, at cost	$217,096	$-	$-	$217,096

Total assets	$217,096	$-	$-	$217,096

The following table shows the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on non-recurring basis as of December 31, 2021:

	Fair Value As of December 31, 2021	Fair Value As of December 31, 2020	Valuation Methodology	Unobservable Inputs
Equity investments, at cost	$-	$217,096	Qualitative assessment per ASC 321-10-35	Qualitative factors

The Company recognizes impairment on loans or notes receivable (that do not meet the definition of a debt security) when it is probable that it will be unable to collect all amounts due according to the contractual terms, and the amount of loss can be estimated. The loss is estimated based on the present value of expected cash flows.

The change in net realized depreciation on equity trading securities that has been included in other expenses for the year ended December 31, 2021 and 2020 was $0 and $(7,453), respectively.

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

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) or Financial Claims Scheme (“FCS”) insurable limits . The Company has never experienced any losses related to these balances. As of December 31, 2021 and 2020, cash amounts in excess of $250,000 were not fully insured. The uninsured cash balance as of December 31, 2021 and 2020, was approximately $2.7 million and $7.7 million, respectively. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company provides credit in the normal course of business. The Company maintains allowances for credit losses on factors surrounding the credit risk of specific customers, historical trends, and other information.

The Company operates in Australia and holds total assets of $675,024 that are considered to be reasonably possible that operations located outside an entity’s home country will be disrupted in the near term.

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

Long-lived Assets Including Goodwill and Other Acquired Intangible Assets

We evaluate the recoverability of property and equipment and acquired finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. During the year ended December 31, 2021 and 2020, the Company recorded an impairment charge of $688,127.00 and $0, respectively for intangible assets.

Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. We routinely review the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If we change the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life. The remaining weighted average life of the intangible assets are 7.26 years.

Scheduled amortization over the next five years are as follows:

Twelve months ending December 31,

2022	$493,660
2023	407,848
2024	347,936
2025	231,624
2026	219,749
Thereafter	732,024
Total	$2,432,841

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment” (“ASC Topic 350”). The Company tests goodwill for impairment on an annual basis as of the last day of the Company’s fiscal December each year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company has four reporting units. The Company uses an income-based approach to determine the fair value of the reporting units. This approach uses a discounted cash flow methodology and the ability of our reporting units to generate cash flows as measures of fair value of our reporting units.

During the year ended December 31, 2021, the Company completed its annual impairment test of goodwill. The Company performed the qualitative assessment as permitted by ASC 350-20 and determined for three of its reporting units that the fair value of those reporting units was more likely than not greater than their carrying value, including Goodwill. However, based on this qualitative assessment, the Company determined that the carrying value of the Seller’s Choice reporting unit was more likely than not greater than its carrying value, including Goodwill. Based on completion of the annual impairment test, the Company recorded an impairment charge of $1,035,795 for goodwill.

The following table sets forth a summary of the changes in goodwill for the years ended December 31, 2020 and 2021.

For the years ended December 31, 2021 and 2020
Total
As of January 1, 2020 and 2021	$1,035,795
Goodwill acquired in a business combination	1,374,835
Impairment of goodwill	(1,035,795)
As of December 31, 2021	1,374,835

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

The following table sets forth a summary of the changes in marketable securities - available-for-sale debt securities that are measured at fair value on a recurring basis:

For the years ended December 31, 2021 and 2020
Total
As of January 1, 2020	-
Purchase of marketable securities	$210,000
Interest due at maturity	4,829
Other than temporary impairment	(50,000)
Conversion of marketable securities	(102,096)
As of December 31, 2020	62,733
Purchase of marketable securities	-
Interest due at maturity	-
Other than temporary impairment	(62,733)
Conversion of marketable securities	-
December 31, 2021	$-

We invest in debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of December 31, 2021, all of our investments had maturities between one and three years. The marketable debt security investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. During the years ended December 31, 2021 and 2020, the Company recognized a $62,733 and $50,000 respectively from the impairment of the debt security.

The following table sets forth a summary of the changes in equity investments, at cost that are measured at fair value on a non-recurring basis:

For the years ended December 31, 2021 and 2020
Total
As of January 1, 2020	$-
Purchase of equity investments	115,000
Conversion of marketable securities	102,096
As of December 31, 2020	217,096
Purchase of equity investments	150,000
Other than temporary impairment	(102,096)
Conversion to equity method investments	(215,000)
As of December 31, 2021	$50,000

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

The Company performed a qualitative assessment considering impairment indicators to evaluate whether these investments were impaired. Impairment indicators that the Company considered included the following: a) a significant deterioration in the earnings performance, credit rating, asset quality or business prospects of the investee; b) a significant adverse change in the regulatory, economic or technology environment of the investee; c) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates; d) a bona fide offer to purchase or an offer by the investee to sell the investment; e) factors that raise significant concerns about the investee’s ability to continue as a going concern. During the year ended December 31, 2021 the Company recognized a $102,096 impairment of the equity security.

Equity Method Investments

Investments in unconsolidated entities over which we have significant influence are accounted for under the equity method of accounting. Under the equity method of accounting, the Company does not consolidate the investment’s financial statements within its consolidated financial statements. Equity method investments are initially recorded at cost, then our proportional share of the underlying net income or loss is recorded as equity in net loss from equity method investments in our statement of operations, with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce our carrying value of the investment and are recorded in the consolidated statements of cash flows using the cumulative earnings approach. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. There were indicators of impairment related to our equity method investments for the year ended December 31, 2021. During the year ended December 31, 2021, the Company recorded an impairment charge of $487,365 for investments.

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

Shipping and Handling Costs

The Company classifies freight billed to customers as sales revenue and the related freight costs as cost or revenue.

Revenue Recognition

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price. The transaction price for any given subscriber could decrease based on any payments made to that subscriber. A subscriber may be eligible for payment through one or more of the monetization features offered to Vocal creators, including earnings through reads (on a cost per mile basis) and cash prizes offered to Challenge winners;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, we satisfy a performance obligation.

Revenue disaggregated by revenue source for the years ended December 31, 2021 and 2020 consists of the following:

	Years Ended
	December 31,
	2021	2020
Agency (Managed Services, Branded Content, & Talent Management Services)	$2,256,546	$1,100,199
Platform (Creator Subscriptions)	1,926,135	70,623
Ecommerce (Tangible products)	90,433	-
Affiliate Sales	26,453	33,748
Other Revenue	150	8,300
	$4,299,717	$1,212,870

The Company utilizes the output method to measures the results achieved and value transferred to a customer over time. Timing of revenue recognition for the years ended December 31, 2021 and 2020 consists of the following:

	Years Ended
	December 31,
	2021	2020
Products and services transferred over time	$4,182,681	$1,100,199
Products and services transferred at a point in time	117,036	112,671
	$4,299,717	$1,212,870

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

Branded Content

Branded content represents the revenue recognized from the Company’s obligation to create and publish branded articles and/or branded challenges for clients on the Vocal platform and promote said stories, tracking engagement for the client. In the case of branded articles, the performance obligation is satisfied when the Company successfully publishes the articles on its platform and meets any required promotional milestones as per the contract. In the case of branded challenges, the performance obligation is satisfied when the Company successfully closes the challenge and winners have been announced. The Company utilizes the completed contract method when revenue is recognized over time as the services are performed and any required milestones are met. Certain contracts contain separate milestones whereas the Company separates its performance obligations and utilizes the stand-alone selling price method and residual method to determine the estimate of the allocation of the transaction price.

Below are the significant components of a typical agreement pertaining to branded content revenue:

●	The Company collects fixed fees ranging from $10,000 to $110,000, with branded challenges ranging from $10,000 to $25,000 and branded articles ranging from $2,500 to $7,500 per article.

●	Branded articles are created and published, and challenges are completed, within three months of the signed agreement, or as previously negotiated with the client.

●	Branded articles and challenges are promoted per the contract and engagement reports are provided to the client.

●	Most contracts include provisions for clients to acquire content rights at the end of the campaign for a flat fee.

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

Below are the significant components of a typical agreement pertaining to talent management revenue:

●	Total gross contracts range from $500-$50,000.

●	The Company collects fixed fees in the amount of 20% of the gross contract amount, ranging from $100 to $20,000 in net revenue per contract.

●	The campaign is created and made live by the influencer within one month of the signed agreement, or as previously negotiated with the client.

●	Campaigns are promoted per the contract and the customer is provided a link to the live deliverables on the influencer’s social media channels.

●	Most billing for contracts occur 100% at execution of the performance obligation. Net payment terms vary by client.

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

E-Commerce Revenue

The Company’s e-commerce businesses are housed under Creatd Ventures, and currently consists of two majority-owned e-commerce companies, Camp (previously Plant Camp) and Dune Glow Remedy (“Dune”).  The Company generates revenue through the sale of Camp and Dune’s consumer products through its e-commerce distribution channels. The Company satisfies its performance obligation upon shipment of product to its customers and recognizes shipping and handling costs as a fulfillment cost. Customers have 30 days from receipt of an item to return unopened, unused items. The Company runs discounts from time to time to promote sales, improve market penetration, and increase customer retention.

Deferred Revenue

Deferred revenue consists of billings and payments from clients in advance of revenue recognition. The Company has two types of deferred revenue, subscription revenue whereas the revenue is recognized over the subscription period and contract liabilities where the performance obligation was not satisfied. The Company will recognize the deferred revenue over the next year. As of December 31, 2021, and 2020, the Company had deferred revenue of $234,159 and $88,637, respectively.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried when the Company has performed the work in accordance with managed services, project, partner, consulting and branded content agreements. For example, we bill a managed service client monthly when we have updated their Amazon store, modified SEO or completed the other services listed in the agreement. For projects and branded content, we will bill the client and record the receivable once milestones are reached that are set in the agreement. We make estimates for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers. During the years ended December 31, 2021 and 2020, the Company recorded $110,805 and $53,692, respectively as a bad debt expense. As of December 31, 2021 and 2020, the Company has an allowance for doubtful accounts of $186,147 and $80,509, respectively.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. Inventories are periodically evaluated to identify obsolete or otherwise impaired products and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used. As of December 31, 2021 and 2020, the Company has no valuation allowance.

Stock-Based Compensation

The Company recognizes compensation expense for all equity–based payments granted in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation”. Under fair value recognition provisions, the Company recognizes equity–based compensation over the requisite service period of the award. The company has a relatively low forfeiture rate of stock based compensation and forfeitures are recognized as they occur.

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are inputs into the model. These assumptions are the value of the underlying share, the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is volatility is derived from the Company’s historical data over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common stock and does not intend to pay dividends on its Common stock in the foreseeable future. Forfeitures are recognized as they occur.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, our equity–based compensation could be materially different in the future. The Company issues awards of equity instruments, such as stock options and restricted stock units, to employees and certain non-employee directors. Compensation expense related to these awards is based on the fair value of the underlying stock on the award date and is amortized over the service period, defined as the vesting period. The vesting period is generally one to three years. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock units. Compensation expense is reduced for actual forfeitures as they occur.

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

During the year ended December 31, 2021 and 2020, we recognized a $275,213 and $507,242 respectively, benefit for research and development tax credits in other income on the Statements of Comprehensive Income (Loss). The tax credits were claimed on our previous Australian tax returns and were based upon a research and development costs paid to an Australian company.

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the years ended December 31, 2021 and 2020 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at December 31, 2021 and 2020:

	December 31,
	2021	2020
Options	2,902,619	541,021
Warrants	5,658,830	3,228,235
Totals	8,561,449	3,769,256

Reclassifications

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year’s presentation. These reclassifications did not affect the prior period’s total assets, total liabilities, stockholders’ deficit, net loss or net cash used in operating activities. During the year ended December 31, 2021, we adopted a change in presentation on our consolidated statements of operations and comprehensive loss in order to present a gross profit line, the presentation of which is consistent with our peers. Under the new presentation, we began allocating payroll and related expenses, professional services and creator payouts. Prior periods have been revised to reflect this change in presentation.

Recently Adopted Accounting Guidance

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. The updated guidance, which became effective for fiscal years beginning after December 15, 2020, did not have a material impact on the Company’s consolidated financial statements.

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

In July 2021, the FASB issued ASU No. 2021-05, Lessors—Certain Leases with Variable Lease Payments (Topic 842), Which requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate (hereafter referred to as “variable payments”) as an operating lease on the commencement date of the lease if specified criteria are met. ASU 2021-05 is effective for the fiscal year beginning after December 15, 2022, including interim periods within that fiscal year. The Company expects that there would be no material impact on the Company’s consolidated financial statements upon the adoption of this ASU.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations — Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805), Which aims to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in recognition and payment terms that effect subsequent revenue recognition. ASU 2021-08 is effective for the fiscal year beginning after December 15, 2022, including interim periods within that fiscal year. The Company expects that there would be no material impact on the Company’s consolidated financial statements upon the adoption of this ASU.

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

As reflected in the consolidated financial statements, as of December 31, 2021, the Company had an accumulated deficit of $109.6 million, a net loss of $37.3 million and net cash used in operating activities of $21.1 million for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Note 4 – Inventory

Inventory was comprised of the following at December 31, 2021:

December 31, 2021
Packaging	$2,907
Finished goods	103,496
$106,403

Note 5 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	December 31, 2021	December 31, 2020
Computer Equipment	$353,880	$284,928
Furniture and Fixtures	102,416	86,888
Leasehold Improvements	11,457	-
	467,753	371,816
Less: Accumulated Depreciation	(364,814)	(315,558)
	$102,939	$56,258

Depreciation expense was $49,254 and $31,094 for the year ended December 31, 2021 and 2020, respectively.

Note 6 – Equity investments, at cost

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

On October 2, 2020, the Company converted $102,096 of its marketable debt security into 119,355 shares of preferred stock or a 1.3% equity investment in a private company. During the year ended December 31, 2021, the Company recorded a full impairment on this investment.

On October 23, 2020, the Company entered into an equity interest purchase agreement whereas the Company purchased 3.8% ownership of a private company for $115,000. During the year ended December 31, 2021, the Company acquired additional equity interests that resulted in the Company achieving significant influence over this investee, therefore the investments were reclassified as an equity method investment (see Note 7).

On February 17, 2021, the Company entered into a membership interest purchase agreement whereas the Company purchased another 3.3% ownership of a private company for $100,000. During the year ended December 31, 2021, the Company acquired additional equity interests that resulted in the Company achieving significant influence over this investee, therefore the investments were reclassified as an equity method investment (see Note 7).

On May 21, 2021, the Company entered into a common stock purchase agreement whereas the Company purchased 10.0% ownership of a private company for $50,000.

Note 7 – Equity Method Investments

During the year ended December 31, 2021, we invested $410,000 in cash into Dune, Inc., and received equity interest for services valued at $123,710 that were recorded to other income on the Statement of Operations. Our investment in Dune, Inc., was accounted for under the equity method until the 29% purchased on October 3, 2021 that increased our ownership to 50.41%. During the year ended December 31, 2021, we recorded $16,413 of losses from this investment as equity in net loss from equity method investment and an impairment in investment of $424,632 related to the remeasurement of previously held interest as of October 3, 2021. These amounts are recorded within our consolidated statements of operations. As of December 31, 2021, our Equity method investment total $0.

Note 8 – Notes Payable

Notes payable as of December 31, 2021 and 2020 is as follows:

	Outstanding Principal as of
	December 31, 2021	December 31, 2020	Interest Rate	Maturity Date
Seller’s Choice Note	$660,000	$660,000	30%	September 2020
The May 2020 PPP Loan Agreement	-	412,500	1%	April 2022
The April 2020 PPP Loan Agreement	198,577	282,432	1%	May 2022
The October 2020 Loan Agreement	-	55,928	14%	July 2021
The November 2020 Loan Agreement	-	23,716	14%	May 2021
The February 2021 Loan Agreement	-	-	14%	July 2021
The July 2021 Loan Agreement	-	-	10%	October 2022
The First December 2021 Loan Agreement	185,655	-	10%	June 2023
The Second December 2021 Loan Agreement	313,979	-	14%	June 2022
	1,358,211	1,434,576
Less: Debt Discount	(15,547)	-
Less: Debt Issuance Costs	-	-
	1,342,664	1,434,576
Less: Current Debt	(1,278,672)	(1,221,539)
Total Long-Term Debt	$63,992	$213,037

Seller’s Choice Note

On September 11, 2019, the Company entered into Seller’s Choice Purchase Agreement with Home Revolution LLC. As a part of the consideration provided pursuant to the Seller’s Choice Acquisition, the Company issued the Seller’s Choice Note to the Seller in the principal amount of $660,000. The Seller’s Choice Note bears interest at a rate of 9.5% per annum and is payable on March 11, 2020 (the “Seller’s Choice Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts become due. Upon maturity the Company utilized an automatic extension up to 6 months. This resulted in a 5% increase in the interest rate every month the Seller’s Choice Note is outstanding. As of December 31, 2021, the Company is in default on the Seller’s Choice note.

During the year ended December 31, 2021, the Company accrued interest of $198,000.

On March 3, 2022, the Company settled the Seller’s Choice Note for a cash payment of $799,000.

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

During the year ended December 31, 2021, the Company accrued interest of $1,637.

During the year ended December 31, 2021, the Company repaid $83,855 in principal.

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

During the year ended December 31, 2021, the Company accrued interest of $396.

During the year ended December 31, 2021, the Company repaid $136,597 in principal and was forgiven $275,903 of principal and $3,119 of accrued interest.

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

During the year ended December 31, 2021, the Company accrued $4,850 AUD in interest.

During the year ended December 31, 2021, the Company’s repaid $111,683 in principal and $6,408 in interest from our R&D tax credit receivable.

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

During the year ended December 31, 2021, the Company repaid $23,716 in principal and $4,736 of accrued interest.

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

During the year ended December 31, 2021, the Company accrued $9,339 AUD in interest.

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

During the year ended December 31, 2021, the Company repaid $92,140 in principal and converted $35,970 into the July 2021 Loan Agreement. As part of the conversion the Company recorded $8,341 as extinguishment expense.

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

During the year ended December 31, 2021, the Company repaid $113,606 in principal and converted $24,019 into the Second December 2021 Loan. As part of the conversion the Company recorded $7,109 as extinguishment expense.

The First December 2021 Loan Agreement

On December 3, 2021, the Company entered into a loan agreement (the “First December 2021 Loan Agreement”) with a lender (the “First December 2021 Lender”) whereby the First December 2021 Lender issued the Company a promissory note of $191,975 (the “First December 2021 Note”). Pursuant to the First December 2021 Loan Agreement, the First December 2021 Note has an effective interest rate of 9%. The maturity date of the First December 2021 Note is June 3, 2023 (the “First December 2021 Maturity Date”), at which time all outstanding principal, accrued and unpaid interest and other amounts due under the First December 2021 Note are due.

During the year ended December 31, 2021, the Company repaid $6,320 in principal.

The Second December 2021 Loan Agreement

On December 14, 2021, the Company entered into a secured loan agreement (the “Second December 2021 Loan Agreement”) with a lender (the “Second December 2021 Lender”), whereby the Second December 2021 Lender issued the Company a secured promissory note of $438,096 AUD or $329,127 United States Dollars (the “Second December 2021 Note”). Pursuant to the Second December 2021 Loan Agreement, the Second December 2021 Note has an effective interest rate of 14%. The maturity date of the Second December 2021 Note is June 30, 2022 (the “Second December 2021 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Second December 2021 Loan Agreement are due. The loan is secured by the Australian research & development credit.

During the year ended December 31, 2021, the Company accrued $2,857 AUD in interest.

Note 9 – Convertible Notes Payable

Convertible notes payable as of December 31, 2021, and 2020, is as follows:

	Outstanding Principal as of						Warrants granted
	December 31, 2021	December 31, 2020	Interest Rate	Conversion Price		Maturity Date	Quantity	Exercise Price
The September 2020 convertible Loan Agreement	$-	$341,880	12%	-	(*)	September-21	85,555	5
The First December 2020 convertible Loan Agreement	-	600,000	12%	-	(*)	December-21	-	-
The October 2020 convertible Loan Agreement	-	169,400	6%	-	(*)	October-21	-	-
The Second December 2020 convertible Loan Agreement	-	169,400	6%	-	(*)	December-21	-	-
The May 2021 Loan	-	-	-%	5.00	(*)	November-22	1,090,908	4.50
The July 2021 Loan	168,850	-	6%	-	(*)	July - 22
	168,850	1,280,680
Less: Debt Discount	(8,120)	(309,637)
Less: Debt Issuance Costs	(1,537)	(73,527)
		897,516
Less: Current Debt	(159,193)	(897,516)
Total Long-Term Debt	$-	$-

(*)	As subject to adjustment as further outlined in the notes

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

During the year ended December 31, 2021, the First July 2020 Note became convertible. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Binomial model at the conversion date and the period end. The conversion feature of First July 2020 Note gave rise to a derivative liability of $112,743. The Company recorded $68,000 as a debt discount and $44,743 was recorded to derivative expense. The debt discount is charged to accretion of debt discount over the remaining term of the convertible note.

During the year ended December 31, 2021, the Company converted $68,000 in principal and $3,400 in interest into 35,469 shares of the Company’s common stock.

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

During the year ended December 31, 2020, the Company repaid $250,000 in principal and $0 in interest.

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

The Company recorded a $3,000 debt discount relating to original issue discount associated with this note. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.t

During the year ended December 31, 2021, the August 2020 Note became convertible. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Binomial model at the conversion date and the period end. The conversion feature of August 2020 Note gave rise to a derivative liability of $120,759. The Company recorded $65,000 was recorded as a debt discount and $55,759 was recorded to derivative expense. The debt discount is charged to accretion of debt discount over the remaining term of the convertible note.

During the year ended December 31, 2021, the Company converted $68,000 in principal and $3,400 in interest into 29,859 shares of the Company’s common stock.

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

During the year ended December 31, 2021, the Company repaid $341,880 in principal and $46,200 in interest.

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

During the year ended December 31, 2021, the Second July 2020 Note became convertible. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Binomial model at the conversion date and the period end. The conversion feature of Second July 2020 Note gave rise to a derivative liability of $74,860. The Company recorded this as a debt discount. The debt discount is charged to accretion of debt discount over the remaining term of the convertible note.

During the year ended December 31, 2021, the Company converted $169,400 in principal and $4,620 in interest into 55,631 shares of the Company’s common stock.

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

During the year ended December 31, 2021 the Company repaid $600,000 in principal and $4,340 in interest.

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

During the year ended December 31, 2021, the Second December 2020 Note became convertible. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Binomial model at the conversion date and the period end. The conversion feature of Second December 2020 Note gave rise to a derivative liability of $108,880. The Company recorded this as a debt discount. The debt discount is charged to accretion of debt discount over the remaining term of the convertible note.

During the year ended December 31, 2021, the Company converted $168,900 in principal and $4,605 in interest into 74,706 shares of the Company’s common stock.

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

During the year ended December 31, 2021, the Company converted $4,666,669 in principal into 933,334 shares of the Company’s common stock.

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

During the year ended December 31, 2021, the Company accrued $4,941 in interest.

Note 10 – Related Party

Note receivable

October 2019 Cacher Loan Agreement

On October 28, 2019, the Company entered into a loan agreement with Cacher Studios LLC (the “October 2019 Cacher Loan Agreement”) whereby Cacher Studios issued the Company a promissory note in the principal amount of $11,450 (the “October 2019 Cacher Note”). The October 2019 Cacher Note has a maturity date of October 28, 2020. Repayment is due from Cacher Studios LLC’s revenues, with 100% of net revenues due to the Company until $2,500 in principal has been repaid, and 50% of net revenues due to the Company thereafter. Cacher Studios LLC is owned and operated by Alexandra Frommer, daughter of Jeremy Frommer, the Company’s CEO. This investment is evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. During the year ended December 31, 2020 the Company recorded an impairment of $11,450.

Convertible notes

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

During the year ended December 31, 2020, the Company converted $50,000 of principal and $630 of unpaid interest into the September 2020 Equity Raise.

Notes payable

Notes payable – related party as of December 31, 2021 and 2020 is as follows:

	Outstanding Principal as of				Warrants granted
	December 31, 2021	December 31, 2020	Interest Rate	Maturity Date	Quantity	Exercise Price
The September 2020 Goldberg Loan Agreement	-	16,705	7%	September 2022	-	-
The September 2020 Rosen Loan Agreement	-	3,295	7%	September 2022	-	-
	-	20,000
Less: Debt Discount	-	(17,068)
	-	2,932
Less: Current Debt	-	(2,932)
	$-	$-

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

Since the September 2020 Goldberg Note has a make-whole provision if the shares of the Company’s common stock issued to the lender in accordance with the Lender’s Exchange Agreement (see note 10) have a value equal to or less than $6,463,363 determined by using the lowest VWAP of the last 30 days prior to September 14, 2021. The principal amount of the September 2020 Goldberg Note shall increase by 200% of the difference between the initial consideration and the September 14, 2021, value. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The make-whole feature gave rise to a derivative liability that has been marked to market during the year ended December 31, 2021, and the change in derivative liability is recorded on Consolidated Statements of Comprehensive Loss. See note 10.

On September 15, 2021, the make-whole provision was triggered, causing an increase in principal of the September 2020 Goldberg Note by $939,022.

During the year ended December 31, 2021, the Company accrued interest of $3,576.

During the year ended December 31, 2021, the Company entered into a settlement agreement whereas the Company agreed to pay $200,000 in cash and $150,000 in shares of Common Stock.

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

Since the September 2020 Rosen Note has a make-whole provision if the shares of the Company’s common stock issued to the lender in accordance with the Lender’s Exchange Agreement (see note 10) have a value equal to or less than $1,274,553 determined by using the lowest VWAP of the last 30 days prior to September 14, 2021. The principal amount of the September 2020 Rosen Note shall increase by 200% of the difference the initial consideration and the September 14, 2021 value. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The make-whole feature of gave rise to a derivative that has been marked to market during the year ended December 31, 2021, and the change in derivative liability is recorded on Consolidated Statements of Comprehensive Loss. See note 10.

On September 15, 2021 the make-whole provision was triggered, causing an increase in principal of the September 2020 Rosen Note by $185,279.

During the year ended December 31, 2021, the Company accrued interest of $1,610.

During the year ended December 31, 2021, the Company repaid $188,574 in principal and $1,677 in interest.

Demand loan

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

Officer compensation

During the year ended December 31, 2021 and 2020, the Company paid $138,713 and $57,455, respectively for living expenses for officers of the Company.

Revenue

During the year ended December 31, 2021 the Company received revenue of $80,000 from Dune for branded content services prior to consolidation but after recognition as an equity method investee.

Note 11 – Derivative Liabilities

The Company has identified derivative instruments arising from a make-whole feature in the Company’s notes payable during the year ended December 31, 2021. For the terms of the make-whole features see the September 2020 Rosen Loan Agreement and the September 2020 Goldberg Loan Agreement in Note 10. The Company has also identified derivative instruments arising from convertible notes that have an option to convert at a variable number of shares in the Company’s convertible notes payable during the year ended December 31, 2021. For the terms of the conversion features see Note 10. The Company had no derivative assets or liabilities measured at fair value on a recurring basis as of December 31, 2021.

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

Expected term: The Company’s remaining term is based on the remaining contractual maturity of the convertible notes.

The following are the changes in the derivative liabilities during the year ended December 31, 2021 and 2020.

	Years Ended December 31, 2021 and 2020
	Level 1	Level 2	Level 3
Derivative liabilities as January 1, 2020	$-	$-	$-
Addition	-	-	3,061,688
Changes in fair value	-	-	(3,019,457)
Derivative liabilities as January 1, 2021	-	-	42,231
Addition	-	-	417,241
Extinguishment	-	-	(431,458)
Conversion to Note payable - related party	-	-	(1,124,301)
Changes in fair value	-	-	1,096,287
Derivative liabilities as December 31, 2021	$-	$-	$-

Note 12 – Stockholders’ Equity

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

On August 17, 2020, following board of director’s approval, the Company filed a Certificate of Change to its Articles of Incorporation (the “Amendment”), with the Secretary of State of the State of Nevada to effectuate a one-for-twenty (1:3) reverse stock split (the “Reverse Stock Split”) of its common stock, par value $0.001 per share, without any change to its par value. The Amendment became effective on August 17, 2020. No fractional shares were issued in connection with the Reverse Stock Split as all fractional shares were “rounded up” to the next whole share. As a result, all share information in the accompanying consolidated financial statements has been adjusted as if the reverse stock split happened on the earliest date presented.

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

During the year ended December 31, 2021, the Company received the $40,000 of the subscription receivable for the Series E Convertible Preferred Stock. The Company has recorded $4,225 to stock issuance costs, which are part of Additional Paid-in Capital.

During the year ended December 31, 2021, investors converted 7,278 shares of the Company’s Series E Convertible Preferred Stock into 1,766,449 shares of the Company’s common stock.

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

On January 20, 2021, the Company issued 40,000 shares of its restricted common stock to consultants in exchange for a year of services at a fair value of $192,000. On May 24, 2021, the Company amended the contract and issued and additional 10,000 shares of its restricted common stock. these shares had a fair value of $34,500. The shares issued to the consultant were recorded as common stock issued for prepaid services and will be expensed over the life of the consulting contract to share based payments. During the year ended December 31, 2021, the Company recorded $99,908 to stock-based compensation expense related to these shares.

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

On August 26, 2021, the Company issued 348 shares of its restricted common stock to consultants in exchange for services at a fair value of $999.

On September 15, 2021, the Company issued 793 shares of its restricted common stock to consultants in exchange for services at a fair value of $2,500.

On October 25, 2021, the Company entered into a securities purchase agreement with institutional investors resulting in the raise of $3,407,250 in gross proceeds to the Company. Pursuant to the terms of the purchase agreement, the Company agreed to sell, in a registered direct offering, an aggregate of 850,000 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $4.50 per Share.

On November 5, 2021, the Company issued 25,000 shares of its restricted common stock to consultants in exchange for services at a fair value of $85,750.

On November 15, 2021, the Company issued 13,392 shares of its restricted common stock to consultants in exchange for services at a fair value of $41,917.

On November 29, 2021, the Company issued 250,000 shares of its restricted common stock to settle outstanding vendor liabilities of $576,783. In connection with this transaction the Company also recorded a loss on settlement of vendor liabilities of $33,217.

On November 29, 2021, the Company issued 101,097 shares of its restricted common stock to consultants in exchange for services at a fair value of $246,676.

On December 3, 2021, the Company issued 194 shares of its restricted common stock to consultants in exchange for services at a fair value of $429.

On December 14, 2021, the Company issued 211 shares of its restricted common stock to consultants in exchange for services at a fair value of $452.

Stock Options

The Company applied fair value accounting for all share-based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for options granted during the years December 31, 2021 and 2020, are as follows:

	December 31, 2021	December 31, 2020
Exercise price	$ 2.09 - 4.89	$ 8.55
Expected dividends	0%	0%
Expected volatility	169.78 – 242.98%	229.95%
Risk free interest rate	0.46 – 1.26%	0.25%
Expected life of option	5 - 7 years	5.67 years

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – January 1, 2020 – outstanding	303,825	24.48	2.51
Granted	391,853	8.55	5.67
Exercised	-	-	-
Cancelled/Modified	(154,657)	25.17	-
Balance – December 31, 2020 – outstanding	541,021	12.75	4.29
Balance – December 31, 2020 – exercisable	149,168	23.77	1.75

Balance – December 31, 2020 – outstanding	541,021	12.75	3.27
Granted	2,425,762	5.97	5.91
Exercised	-	-	-
Forfeited/Cancelled	(64,164)	13.06	-
Balance – December 31, 2021 – outstanding	2,902,619	7.07	4.71
Balance – December 31, 2021 – exercisable	1,165,191	9.01	4.12

Option Outstanding			Option Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)
$7.07	2,902,619	4.71	9.01	1,165,191	4.12

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

On May 13, 2020 the Company entered into an exchange agreement with eight option holders. The company agreed to exchange 152,992 options previously issued under the 2015 Incentive Stock and Award Plan for 229,491 shares of the Company common stock. In connection with this agreement the Company recorded incremental compensation on the exchange of options to stock of $1,117,031.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $7,616,195 and $4,092,013, for the year ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, there was $3,197,018 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1.23 year.

Warrants

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for warrants granted during the year ended December 31, 2021 are as follows:

	December 31, 2021	December 31, 2020
Exercise price	$4.50 – 5.40	$4.50 - 18.00
Expected dividends	0%	0%
Expected volatility	232.10% - 237.14%	234.03% - 247%
Risk free interest rate	0.82% - 0.89%	0.21% - 1.63%
Expected life of warrant	5 – 5.5 years	5 years

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrant	Weighted Average Exercise Price
Balance – January 1, 2020 – outstanding	247,403	15.75
Granted	5,921,071	4.70
Exercised	-	-
Cancelled/Modified	(37,526)	13.31
Balance – December 31, 2020 – outstanding	6,130,948	4.96
Balance – December 31, 2020 – exercisable	3,228,235	5.37

Balance – December 31, 2020 – outstanding	6,130,948	4.96
Granted	1,961,267	5.60
Exercised	(2,414,218)	4.55
Forfeited/Cancelled	(19,167)	24.00
Balance – December 31, 2021 – outstanding	5,658,830	4.98
Balance – December 31, 2021 – exercisable	5,616,330	$4.97

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.98	5,658,830	3.80	4.97	5,616,330	3.79

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

During the year ended December 31, 2020, some of the Company’s warrants had a down-round provision triggered that resulted in a lower exercise price. A deemed dividend of $18,421 was recorded to the Statements of Comprehensive Loss.

During the Year ended December 31, 2021, the Company issued 2,250,691 shares of common stock to a certain warrant holder upon the exercise of 2,414,218 warrants. The Company received $9,487,223 in connection with the exercise of the warrant.

During the year ended December 31, 2021, a total of 486,516 warrants were issued in connection with the Series E Convertible Preferred Stock raise.

During the year ended December 31, 2021, a total of 1,137,575 warrants were issued with convertible notes (See Note 9 above). The warrants have a grant date fair value of $3,258,955 using a Black-Scholes option-pricing model and the above assumptions.

During the year ended December 31, 2021, some of the Company’s warrants had a down-round provision triggered that also resulted in an additional 127,801 warrants to be issued. A deemed dividend of $410,750 was recorded to the Statements of Comprehensive Loss.

During the year ended December 31, 2021, the Company issued 80,000 warrants in connection with the underwriting agreement.

Stock-based compensation for stock warrants of 129,375 has been recorded in the Consolidated Statements of Comprehensive Loss and totaled $480,863, for the year ended December 31, 2021.

Share-based awards, restricted stock award (“RSAs”)

On February 4, 2021, the Board resolved that, the Company shall pay each member of the Board, for each calendar quarter during which such member continues to serve on the Board, compensation as a group amounts to $62,500 per quarter. The shares vest one year after issuance.

A summary of the activity related to RSUs for the year ended December 31, 2021 is presented below:

Restricted stock units (RSUs)	Total shares	Grant date fair value
RSAs non-vested at January 1, 2021	-	$-
RSAs granted	112,010	$2.71 – 4.32
RSAs vested	-	$-
RSAs forfeited	(13,927)	$3.75 – 4.32
RSAs non-vested December 31, 2021	98,083	$2.71 – 4.32

Stock-based compensation for RSA’s has been recorded in the consolidated statements of operations and totaled $391,035 for the year ended December 31, 2021.

Note 13 – Commitments and Contingencies

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

As of December 31, 2021, the May 2020 PPP Loan is no longer outstanding, as during the year ended December 31, 2021, the Company repaid $136,597 in principal and was forgiven $275,903 of principal and $3,119 of accrued interest. As of December 31, 2021 there was $198,655 in principal outstanding on the April 2020 PPP Loan.

Litigation

On or about June 25, 2020, Home Revolution, LLC (“Home Revolution”) filed a lawsuit in the United States District Court for the District of New Jersey, Home Revolution, LLC, et al. v. Jerrick Media Holdings, Inc. et al., Case No. 2:20-cv-07775-JMV-MF. The Complaint alleges, among other things, that Creatd, Inc. breached the Membership Interest Purchase Agreement, as modified, and ancillary transaction documents in connection with the acquisition of Seller’s Choice, LLC, from Home Revolution in September 2019. The Complaint additionally alleges violation of the New Jersey Uniform Securities Law, violations of the Exchange Act and Rule 10b-5 thereunder, fraud, equitable accounting, breach of fiduciary duty, conversion and unjust enrichment. Plaintiff also sought to have a receiver appointed by the Court to take over Creatd’s operations. After substantial motion practice, Creatd successfully settled this dispute from June 2020 for a total of $799,000, which includes $660,000 of note principal and $139,000 of accrued interest. The matter has been dismissed as of March 3, 2022.

On or about August 30, 2021, Robert W. Monster and Anonymize, Inc. (“Monster”) filed a lawsuit in the United States District Court for the Western District of Washington at Seattle, Robert W. Monster, et al. v. Creatd, Inc., et al. (Western District of Washington at Seattle 2:21-CV-1177). The Complaint alleges, among other things, that action for Declaratory Judgment under 28 U.S.C. § 2201 that Monster’s registration and use of the internet domain name VOCL.COM (the “Domain Name”) does not violate Creatd’s rights under the Anticybersquatting Consumer Protection Act (“ACPA”), 15 U.S.C. § 1125(d), or otherwise under the Lanham Act, 15 U.S.C. § 1051 et seq. Creatd claims trademark rights and certain other rights with respect to the term and the domain name VOCL.COM. Monster seeks a determination by the Court that Monster’s registration and/or use of VOCL.COM is not, and has not been in violation of the ACPA, and that Plaintiffs’ use of VOCL.COM constitutes neither a violation of the ACPA nor trademark infringement or dilution under the Lanham Act. Creatd believes the lawsuit lacks merit and will vigorously challenge the action. At this time, we are unable to estimate potential damage exposure, if any, related to the litigation.

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

On July 28, 2021, the Company signed a 3-year lease for approximately 1,364 square feet of office space at 1674 Meridian Avenue, Miami Beach, Florida 33139. The office space is currently under construction and the Company’s commencement date was April 1, 2022. The total amount due under this lease is $181,300.

On February 16, 2022, the company entered into a termination agreement whereas CRTD agrees to pay $115,000 and forfeit the security deposit of $16,836. The lease was terminated as of February 28, 2022 and was determined that the lease agreement was abandoned under ASC 842- 20 -35 -10. The Company updated useful life of the ROU asset and marked the ROU asset and lease liability its single lease cost of $18,451.

Year Ended December 31, 2021
Operating lease cost	$202,804
Short term lease cost	14,041
Total net lease cost	$216,845

Supplemental cash flow and other information related to leases was as follows:

Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease payments	$100,100
Weighted average remaining lease term (in years):	0.17
Weighted average discount rate:	0%

Total payments required under the lease as of December 31, 2021, are $18,451 and will recognized in the first quarter of 2022.

Rent expense for the year ended December 31, 2021 and 2020 was $216,845 and $107,737, respectively.

Note 14 – Acquisition

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

On June 4, 2021, the Company, entered into a MIPA with Sellers, pursuant to which the Purchaser acquired 841,005 common units of Plant Camp from the Sellers, resulting in the Purchaser owning a total of 89% of the issued and outstanding equity of Plant Camp. The additional Membership Interests were purchased for $300,000. The acquisition was accounted for as a step acquisition however there was no change in value of the Company’s existing equity interest. The Company utilized the fair value of the consideration to determine the fair value of the existing equity interest based on the total merger consideration offered.

The following sets forth the components of the purchase price:

Purchase price:
Cash paid to seller	$300,000
Fair value of equity investment purchased on June 1, 2021	175,000
Total purchase price	475,000

Assets acquired:
Cash	5,232
Accounts Receivable	7,645
Inventory	19,970
Total assets acquired	32,847

Liabilities assumed:
Accounts payable and accrued expenses	5,309
Deferred Revenue	671
Total liabilities assumed	5,980

Net assets acquired	26,867

Non-controlling interest in consolidated subsidiary	56,865

Excess purchase price	$504,998

The excess purchase price amounts are provisional and may be adjusted during the one-year measurement period as required by U.S. GAAP. The following table provides a summary of the preliminary allocation of the excess purchase price.

Goodwill	$7,198
Trade Names & Trademarks	100,000
Know-How and Intellectual Property	316,500
Website	51,300
Customer Relationships	30,000

Excess purchase price	$504,998

The goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition.

The following presents the unaudited pro-forma combined results of operations of the Company with Plant Camp as if the entities were combined on January 1, 2020.

Year Ended
December 31,
2021
Revenues	$4,335,593
Net loss attributable to common shareholders	$(37,822,820)
Net loss per share	$(2.99)
Weighted average number of shares outstanding	12,652,470

Year Ended December 31, 2020
Revenues	$1,213,430
Net loss attributable to common shareholders	$(27,476,400)
Net loss per share	$(5.71)
Weighted average number of shares outstanding	4,812,153

WHE Agency, Inc.

On July 20, 2021, the Company entered into a Stock Purchase Agreement to purchase 44% ownership and 55% of voting power of the issued and outstanding shares of WHE Agency, Inc., (“WHE”). The aggregate closing consideration was $1,038,271, which consists of a combination of $144,750 in cash and $893,521 in the form of 224,503 shares of the Company’s restricted common stock at a price of $3.98 per share. Based on the purchase price of $1,038,271 for 44% ownership, the fair value of the non-controlling interest was estimated to be $1,190,000 based on the consideration from the Company.

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

Goodwill	$1,349,697
Trade Names & Trademarks	85,945
Non-Compete Agreements	45,190
Influencers / Customers	627,610

Excess purchase price	$2,108,442

The goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition.

The following presents the unaudited pro-forma combined results of operations of the Company with WHE as if the entities were combined on January 1, 2020.

Year Ended
December 31,
2021
Revenues	$4,916,777
Net loss attributable to common shareholders	$(37,707,250)
Net loss per share	$(2.98)
Weighted average number of shares outstanding	12,652,470

Year Ended
December 31,
2020
Revenues	$1,685,336
Net loss attributable to common shareholders	$(27,235,057)
Net loss per share	$(5.66)
Weighted average number of shares outstanding	4,812,153

Dune Inc.

Prior to October 3, 2021, the Company invested $732,297 into Dune See note 6 & 7. Using step acquisition accounting, the Company decreased the value of its existing equity interest to its fair value based on its purchase price on October 3, 2021, resulting in the recognition of an impairment in investment of $424,632, which was included in within our consolidated statements of operations. The Company utilized the fair value of the consideration to determine the fair value of the existing equity interest based on the total merger consideration offered and the Company’s stock price at acquisition.

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

The following sets forth the components of the purchase price:

Purchase price:
Shares granted to seller	$424,698
Fair value of equity investment purchased before October 4, 2021	307,665
Total purchase price	732,363

Assets acquired:
Cash	186,995
Inventory	47,250
Total assets acquired	234,246

Liabilities assumed:
Accounts payable	40,000
Total liabilities assumed	40,000

Net assets acquired	194,246

Non-controlling interest in consolidated subsidiary	720,581

Excess purchase price	$1,258,698

Due to the limited amount of time since the acquisition date, the assets and liabilities of Dune Inc. were recorded based primarily on their acquisition date carrying values. Management believes the estimated fair value of these accounts on the acquisition date approximates their carrying value as reflected in the table above due to the short-term nature of these instruments. The remaining assets and liabilities primarily consisted of goodwill, customer relationships, know how, and tradenames. We will adjust the remaining assets and liabilities to fair value as valuations are completed and we obtain information necessary to complete the analyses, but no later than one year from the acquisition data.

The excess purchase price amounts are provisional and may be adjusted during the one-year measurement period as required by U.S. GAAP. The following table provides a summary of the preliminary allocation of the excess purchase price.

Goodwill	$17,941
Trade Names & Trademarks	249,248
Know-How and Intellectual Property	788,870
Website	127,864
Customer Relationships	74,774

Excess purchase price	$1,258,698

The goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition.

The following presents the unaudited pro-forma combined results of operations of the Company with Dune as if the entities were combined on January 1, 2020.

Year Ended
December 31,
2021
Revenues	$4,299,717
Net loss attributable to common shareholders	$(38,265,301)
Net loss per share	$(3.02)
Weighted average number of shares outstanding	12,652,470

Year Ended
December 31,
2020
Revenues	$1,212,870
Net loss attributable to common shareholders	$(27,382,216)
Net loss per share	$(5.69)
Weighted average number of shares outstanding	4,812,153

Note 15 – Segment Information

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

Creatd Ventures	Creatd Ventures builds, develops, and scales e-commerce brands. This segment generates revenues through product sales of its two majority-owned direct-to-consumer brands, Camp and Dune Glow Remedy.
Creatd Partners	Creatd Partners fosters relationships between brands and creators through its suite of agency services, including content marketing (Vocal for Brands), performance marketing (Seller’s Choice), and influencer marketing (WHE Agency). Creatd Partners derives revenues in the form of brand fees and talent management commissions.

The following tables present certain financial information related to our reportable segments and Corporate:

	As of December 31, 2021
	Creatd Labs	Creatd Ventures	Creatd Partners	Corporate	Total

Accounts receivable, net	$-	$2,884	$334,556	$-	$337,440
Prepaid expenses and other current assets	48,495	-	-	188,170	236,665
Deposits and other assets	626,529	-	-	92,422	718,951
Intangible assets	-	1,637,924	783,676	11,241	2,432,841
Goodwill	-	25,139	1,349,696	-	1,374,835
Inventory	-	106,403	-	-	106,403
All other assets	-	-	-	3,966,124	3,966,124
Total Assets	$675,024	$1,772,350	$2,467,928	$4,257,957	$9,173,259

Accounts payable and accrued liabilities	$9,693	$766,253	$6,232	$2,948,362	$3,730,540
Note payable, net of debt discount and issuance costs	313,979	-	-	1,028,685	1,342,664
Deferred revenue	161,112	13,477	59,570	-	234,159
All other Liabilities	-	-	-	177,644	177,644
Total Liabilities	$484,784	$779,730	$65,802	$4,154,691	$5,485,007

	As of December 31, 2020
	Creatd Labs	Creatd Partners	Corporate	Total

Accounts receivable, net	$3,800	$86,555	$-	$90,355
Prepaid expenses and other current assets	19,631	-	4,225	23,856
Intangible assets	-	960,611	-	960,611
Goodwill	-	1,035,795	-	1,035,795
All other assets	-	-	8,673,863	8,673,863
Total Assets	$23,431	$2,082,961	$8,678,088	$10,784,480

Accounts payable and accrued liabilities	$6,221	$83,964	$2,548,503	$2,638,688
Note payable, net of debt discount and issuance costs	55,928	-	1,165,611	1,221,539
Deferred revenue	-	88,637	-	88,637
All other Liabilities	-	-	1,390,420	1,390,420
Total Liabilities	$62,149	$172,601	$5,104,534	$5,339,284

	For the year ended December 31, 2021
	Creatd Labs	Creatd Ventures	Creatd Partners	Corporate	Total

Net revenue	$1,926,374	$90,194	$2,283,149	$-	$4,299,717
Cost of revenue	3,186,240	148,989	1,964,808	-	5,300,037
Gross margin	(1,259,866)	(58,940)	318,341	-	(1,000,320)

Research and development	758,293	131	225,104	-	983,528
Marketing	8,182,935	-	962,698	481,349	9,626,982
Stock based compensation	1,727,021	1,560,546	1,884,986	4,488,615	9,661,168
Impairment of goodwill	-	-	1,035,795	-	1,035,795
General and administrative not including depreciation, amortization, or Impairment	3,918,130	1,665,783	1,600,212	2,791,236	9,975,360
Depreciation and amortization	-	100,633	252,730	44,076	397,440
Impairment of intangibles	-	-	688,127	-	688,127

Total operating expenses	$14,586,379	$3,327,093	$6,649,652	$11,803,003	$32,368,400

Interest expense	(12,706)	-	-	(359,400)	(372,106)
All other expenses	-	-	-	(3,638,327)	(3,638,327)
Other expenses, net	(12,706)			(3,997,727)	(4,010,433)

Loss before income tax provision and equity in net loss from unconsolidated investments	$(15,858,951)	$(3,385,888)	$(6,331,311)	$(11,803,003)	$(37,379,153)

	For the year ended December 31, 2020
	Creatd Labs	Creatd Partners	Corporate	Total

Net revenue	$375,043	$837,827	$-	$1,212,870
Cost of revenue	652,259	842,783	-	1,495,042
Gross margin	(277,216)	(4,956)	-	(282,172)

Research and development	227,656	29,775	-	257,431
Marketing	2,426,668	285,490	142,745	2,854,904
Stock based compensation	1,226,495	1,338,678	4,295,990	6,861,163
General and administrative not including depreciation, amortization, or Impairment	2,301,088	939,792	2,592,581	5,858,454
Depreciation and amortization	-	132,768	24,993	157,761
Impairment of intangibles	-	-	11,450	11,450
Total operating expenses	$6,181,907	$2,726,504	$7,067,759	$16,001,163

Interest expense	(15,828)	-	(356,278)	(372,106)
All other expenses	-	-	(7,557,342)	(7,557,342)
Other expenses, net	(15,828)	-	(7,913,620)	(7,929,448)

Loss before income tax provision and equity in net loss from unconsolidated investments	$(6,474,951)	$(2,731,460)	$(14,981,379)	$(24,212,783)

During the year ended December 31, 2021, Creatd Partners acquired assets from the Purchase of WHE. See note 14 for a list of assets acquired.

During the year ended December 31, 2021, Creatd Ventures acquired assets from the Purchase of Dune and Plant Camp. See note 14 for a list of assets acquired.

Note 16 –Income Taxes

Components of deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Net deferred tax assets – Non-current:
Depreciation	$(70,194)	$(145,749)
Amortization	95,115	21,096
Stock based compensation	4,369,372	1,653,617
Expected income tax benefit from NOL carry-forwards	15,073,606	8,780,233
Less valuation allowance	(19,467,900)	(10,309,197)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

Federal statutory income tax rate	21.0%	21.0%
State tax rate, net of federal benefit	7.1%	6.5%

Change in valuation allowance on net operating loss carry-forwards	(28.1)%	(27.5)%

Effective income tax rate	0.0%	0.0%

The following is a reconciliation of the beginning and ending amount of the unrecognized tax benefit for the years ended December 31, 2021 and 2020:

	2021	2020
Balance at January 1,	$-	$68,000
Additions based on tax positions relating to the current year	-	-
Reductions for tax positions of prior years	-	(68,000)

Balance at December 31,	$-	$-

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets of the Company will not be fully realizable for the years ended December 31, 2021 and 2020. Accordingly, management had applied a full valuation allowance against net deferred tax assets as of December 31, 2021 and 2020.

As of December 31, 2021, the Company had approximately $54 million of federal net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2034 for both federal and state purposes.

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

Note 17 – Subsequent Events

Board of Directors and Management

Appointment of New Directors

On February 17, 2022, the Board of Directors (the “Board”) of the Company appointed Joanna Bloor, Brad Justus, and Lorraine Hendrickson to serve as members of the Board. Ms. Bloor has been nominated to, and will serve as, chair of the Compensation Committee, and to be a member of the Audit Committee and Nominating & Corporate Governance Committee. Mr. Justus has been nominated, and will serve as, chair of the Nominating & Corporate Governance Committee, and to be a member of the Compensation Committee and Audit Committee. Ms. Hendrickson has been nominated to, and will serve as, chair of the Audit Committee and to be a member of the Compensation and Nominating & Corporate Governance Committee.

Departure of Directors

On February 17, 2022, the Board received notice that effective immediately, Mark Standish resigned as Chair of the Board, Chair of the Audit Committee and as a member of the Compensation Committee and Nominating & Corporate Governance Committee; Leonard Schiller resigned as member of the Board, Chair of the Compensation Committee and as a member of the Audit Committee and Nominating & Corporate Governance Committee; and LaBrena Martin resigned as a member of the Board, Chair of the Nominating & Corporate Governance Committee and as a member of the Audit Committee and Compensation Committee. Such resignations are not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Management Restructuring

On February 17, 2022, the Board of the Company approved the restructuring of the Company’s senior management team to eliminate the Co-Chief Executive Officer role, appointing Jeremy Frommer as Executive Chairman and Founder, and appointing Laurie Weisberg as Chief Executive Officer (the “Second Restructuring”). Prior to the Second Restructuring, Mr. Frommer and Ms. Weisberg served as the Company’s co-Chief Executive Officers and Ms. Weisberg served as the Company’s Chief Operating Officer. The Second Restructuring does not impact the role or functions of the Company’s Chief Financial Officer, Chelsea Pullano, or the role or functions of the Company’s President and Chief Operating Officer, Justin Maury.

Securities Purchase Agreement

On March 1, 2022, the Company entered into securities purchase agreements with twenty-eight accredited investors whereby, at the closing, such investors purchased from the Company an aggregate of 1,401,457 shares of the Company’s common stock and (ii) 1,401,457 warrants to purchase shares of common stock, for an aggregate purchase price of $2,452,550. Such warrants are exercisable for a term of five-years from the date of issuance, at an exercise price of $1.75 per share.

Nasdaq Notice of Delisting

On March 1, 2022, the Company received a letter (the “Letter”) from the staff of The Nasdaq Capital Market (the “Exchange”) notifying the Company that the Exchange has determined to delist the Company’s common stock from the Exchange based on the Company’s Market Value of Listed Securities for the 30-consecutive day period between January 15, 2022 and February 25, 2022 falling short of the requirements under Listing Rule 5550(b)(2) (the “Rule”). Although a 180-day period is typically allowed for an issuer to regain compliance, the Company is not eligible to use such compliance period, as the Exchange had instituted a Panel Monitor through March 9, 2022.

The Company is pursuing an appeal to the Panel of such determination, in accordance with the Exchange’s rules and, pursuant to such request by the Company to appeal, the delisting of the Company’s securities and the Form 25 Notification of Delisting filing will be stayed pending the Panel’s decision.

The Company intends to present to the Panel evidence that the Company has regained compliance with the Rule; however, there can be no assurance that the Panel will grant the Company’s request for continued listing.

The Letter has no immediate impact on the listing of the Company’s common stock or warrants, which will continue to be listed and traded on the Exchange, subject to the Company’s compliance with other continued listing requirements. The Company’s receipt of the Letter does not affect the Company’s business, operations or reporting requirements with the Securities and Exchange Commission.

Registered Direct Offering

On March 7, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with thirteen accredited investors resulting in the raise of $2,659,750 in gross proceeds to the Company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell in a registered direct offering an aggregate of 1,519,857 shares of the Company’s common stock together with warrants to purchase an aggregate of 1,519,857 shares of Common Stock at an exercise price of $1.75 per share. The warrants are immediately exercisable and will expire on March 9, 2027.

Acquisition of Denver Bodega, LLC d/b/a Basis

On March 7, 2022, the Company entered into a Membership Interest Purchase (the “Agreement”) with Henry Springer and Kyle Nowak (collectively the “Sellers”), whereby the Company purchased a majority stake in Denver Bodega, LLC, a Colorado limited liability company whose product is Basis, a direct-to-consumer functional beverage brand that makes high-electrolyte mixes meant to aid hydration. Pursuant to the Agreement, Creatd acquired all of the issued and outstanding membership interests of Denver Bodega, LLC for consideration of one dollar ($1.00), as well as the Company’s payoff, assumption, or satisfaction of certain debts and liabilities totaling $278,163.

Settlement of Home Revolution Litigation

On March 3, 2022, after substantial motion practice, Creatd successfully settled the dispute with Home Revolution, LLC for a total of $799,000, which includes $660,000 of note principal and $139,000 of accrued interest. The matter has been dismissed.

Note Conversions

Subsequent to December 31, 2021, a total of $168,850 in principal of convertible notes converted into 109,435 shares of common stock.

Promissory Note

Subsequent to December 31, 2021, the Company entered into one promissory note agreement with net proceeds of $300,000 and one promissory note agreement with net proceeds of AUD$224,540.

Consultant Shares

Subsequent to December 31, 2021, the Company issued 183,590 shares of Common Stock to consultants.

Employment Agreements

On April 5, 2022, upon the recommendation of the Compensation Committee of the Board, the Board approved employment agreements with, and equity issuances for, (i) Jeremy Frommer, Executive Chairman, who will receive (a) an signing award of $80,000, (b) an annual salary of $420,000; (c) 121,000 options, to vest immediately with a strike price of $1.75, and (d) 50,000 shares of the Company’s restricted common stock; (ii) Laurie Weisberg, Chief Executive Officer, who will receive (a) an annual salary of $475,000; (b) 121,000 options, to vest immediately with a strike price of $1.75, and (c) 50,000 shares of the Company’s restricted common stock; (iii) Justin Maury, Chief Operating Officer & President, who will receive (a) an annual salary of $475,000 (b) 81,000 options, to vest immediately with a strike price of $1.75, and (c) 50,000 shares of the Company’s restricted common stock; and (iv) Chelsea Pullano, Chief Financial Officer, who will receive (a) an annual salary of $250,000; (b) 37,000 options, to vest immediately with a strike price of $1.75, and (c) 35,000 shares of the Company’s restricted common stock (collectively, the “Executive Employment Arrangements”).

Pursuant to the Executive Employment Arrangements, the Company entered into executive employment agreements with each of the respective executives as of April 5, 2022 (the “Executive Employment Agreements”). The Executive Employment Agreements contain customary terms, conditions and rights.

The foregoing descriptions of the Executive Employment Agreements do not purport to be complete and are qualified in their entirety by reference to the forms of Amended Executive Employment Agreements, copies of which are filed as Exhibits 10.40, 10.41, 10.42 and 10.43 to this Annual Report on Form 10-K and is incorporated herein by reference.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework established in Internal Control-Integrated Framework-2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size and believes these weaknesses did not have a material effect on our financial results. Management continues to take actions to remedy these weaknesses, including the process of hiring additional staff to create the necessary segregation of duties to improve controls over information processing. Additionally, management has initiated the process of building a risk management framework with plans to embed the principles of this framework across all aspects of the business.

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

ITEM 9B. OTHER INFORMATION

On April 5, 2022, upon the recommendation of the Compensation Committee of the Board, the Board approved employment agreements with, and equity issuances for, (i) Jeremy Frommer, Executive Chairman, who will receive (a) an signing award of $80,000, (b) an annual salary of $420,000; (c) 121,000 options, to vest immediately with a strike price of $1.75, and (d) 50,000 shares of the Company’s restricted common stock; (ii) Laurie Weisberg, Chief Executive Officer, who will receive (a) an annual salary of $475,000; (b) 121,000 options, to vest immediately with a strike price of $1.75, and (c) 50,000 shares of the Company’s restricted common stock; (iii) Justin Maury, Chief Operating Officer & President, who will receive (a) an annual salary of $475,000 (b) 81,000 options, to vest immediately with a strike price of $1.75, and (c) 50,000 shares of the Company’s restricted common stock; and (iv) Chelsea Pullano, Chief Financial Officer, who will receive (a) an annual salary of $250,000; (b) 37,000 options, to vest immediately with a strike price of $1.75, and (c) 35,000 shares of the Company’s restricted common stock (collectively, the “Executive Employment Arrangements”).

Pursuant to the Executive Employment Arrangements, the Company entered into executive employment agreements with each of the respective executives as of April 5, 2022 (the “Executive Employment Agreements”). The Executive Employment Agreements contain customary terms, conditions and rights.

The foregoing descriptions of the Executive Employment Agreements do not purport to be complete and are qualified in their entirety by reference to the forms of Amended Executive Employment Agreements, copies of which are filed as Exhibits 10.40, 10.41, 10.42 and 10.43 to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of the date of this Form 10-K:

Name	Age	Positions
Laurie Weisberg	53	Chief Executive Officer, Director
Jeremy Frommer	53	Executive Chairman of the Board of Directors
Joanna Bloor	52	Director
Brad Justus	61	Director
Lorraine Hendrickson	56	Director
Justin Maury	33	Chief Operating Officer & President
Chelsea Pullano	31	Chief Financial Officer

Laurie Weisberg – Chief Executive Officer and Director

Ms. Weisberg was elected to our board of directors in July 2020 and has been our Chief Executive Officer since 2022. Previously, she held the position of Co-Chief Executive Officer from August 2021 to February 2022, and Chief Operating Officer from September 2020 to August 2021. Weisberg, who has served as the Chief Sales Officer at Intent since February 2019, has spent over 25 years at the forefront of sales and marketing innovation in the technology space, having held leadership positions at various technology companies including Thrive Global, Curalate, and Oracle Data Cloud. From October 2010 to April 2015, Ms. Weisberg was a member of the executive leadership team at Datalogix, leading up to its acquisition by Oracle in 2015, at which point she assumed the role of VP of Oracle Data Cloud. Additionally, Ms. Weisberg has served on the Advisory Board at Crowdsmart, an intelligent data-driven investment prediction platform since April 2019. Ms. Weisberg was born and educated in England. We believe Ms. Weisberg is qualified to serve on our board of directors due to her extensive global sales and brand marketing expertise as well as her leadership experience working within the technology space.

Jeremy Frommer – Executive Chairman and Co-Founder

Mr. Frommer was appointed Executive Chairman in February 2022 and has been a member of our board of directors since February 2016. Previously, he served as our Chief Executive Officer from February 2016 to August 2021, and Co-Chief Executive Officer from August 2021 to February 2022. Mr. Frommer has over 20 years of experience in the financial technology industry. Previously, Mr. Frommer held key leadership roles in the investment banking and trading divisions of large financial institutions. From 2009 to 2012, Mr. Frommer was briefly retired until beginning concept formation for Jerrick Ventures which he officially founded in 2013. From 2007 to 2009, Mr. Frommer was Managing Director of Global Prime Services at RBC Capital Markets, the investment banking arm of the Royal Bank of Canada, the largest financial institution in Canada, after the sale of Carlin Financial Group, a professional trading firm. From 2004 to 2007, Mr. Frommer was the Chief Executive Officer of Carlin Financial Group after the sale of NextGen Trading, a software development company focused on building equity trading platforms. From 2002 to 2004, Mr. Frommer was Founder and Chief Executive Officer of NextGen Trading. From 2000 to 2002, he was Managing Director of Merger Arbitrage Trading at Bank of America, a financial services firm. Mr. Frommer was also a director of LionEye Capital, a hedge fund from June 2012 to June 2014. He holds a B.A. from the University of Albany. We believe Mr. Frommer is qualified to serve on our board of directors due to his financial and leadership experience.

Joanna Bloor – Director

Ms. Bloor, age 52, Founder and CEO of The Amplify Lab, combines over 7 years of experience in Technology senior management following a 15-year career as a Senior Executive in Operations and Marketing.   Previously, she had been involved in three companies in the Technology and Media industry, holding positions including VP of Sales Operations, AVP of Sales Operations and Director of Sales Operations, and board member.   From 2010 through 2015, she held the position of VP of Sales Operations at Pandora, a technology and entertainment company. From 2000 to 2010, Ms. Bloor was the AVP of Sales Operations for CBS Interactive, Inc., a Digital Media and News organization. From 2000 to 2001, she was the Director of Sales Operations for OpenTable.com, an online restaurant reservation company. Joanna is also currently the Founder and CEO of The Amplify Lab., a career coaching company rooted in technology, data, and human experiences. We believe Joanna will be invaluable assisting Creatd shape and implement company culture transformation, overall operations, and human capital management. She has also had specific and deep experience in scaling revenue and implementing teams for numerous public and private companies, including leading technology companies and consumer brands that generate multi-million to hundreds of millions in annual revenue.

Brad Justus – Director

Mr. Justus, age 61, most recently Director of International Publishing at Riot Games, combines over 13 years of executive management experience in the game development and publishing industries with more than 10 years in multiple C-Suite officer roles.  Previously, he had been involved in 3 companies in the technology and gaming industry, holding positions including Vice President of Marketing and Brand Experience, Chief Marketing Officer, Chief Executive Officer, and Senior Vice President. From 2015 to 2016, he served as Chief Experience Officer at Radiant Entertainment, a gaming company that was acquired by Riot Games in 2016. From 2012 to 2014, Mr. Justus was VP of Marketing and Brand Experience at ROBLOX Corporation, a digital community, and gaming company. From 2009 to 2012, he was Chief Marketing Officer at ClearStreet, Inc., a fintech startup company. From 2006 through 2007, Mr. Justus was the Senior Vice President for Art.com, an online art marketplace. From 2004 to 2005, he was President and CEO for Informative, Inc., an online technology survey company. Previously, he was Senior Vice President at LEGO, an industry-leading toy company from 1999 to 2004.  Since 2016 Mr. Justus held titles including Director, Brand Marketing and Director, International Publishing at Riot Games, a video game company where he also led the creator-driven global launch of the blockbuster game VALORANT in 2020. Mr. Justus holds a Bachelor of Arts cum laude in Political Science from Amherst College. We believe Mr. Justus will be a strong addition to Creatd’s board of directors because of his experience leading branding, marketing, and product development teams at numerous direct to consumer companies. Many of these companies are tech- and community-focused, just like Creatd. He will also advise on overall online strategy and revenue growth.

Lorraine Hendrickson – Director

Lorraine Hendrickson, age 56, combines over 20 years of experience in the investment banking industry, having held numerous senior management and executive positions including Chief Administration Officer, Vice President of Business Development, Corporate Relations, and Investment Strategy as well as various Director positions. From 2004 to 2006, Ms. Hendrickson served as Vice President Investment Strategy & Corporate Relations at Merrill Lynch Investment Management. From 2006 to 2011, Ms. Hendrickson was Director at BNY Mellon. An investment management firm. From 2011 to 2012, she moved to Hong Kong with BNY Mellon to become their Chief Administration Officer, Global Distribution. From 20014 to 2015, Ms. Hendrickson moved to become a Director, within the Investment Management Advisory division of Deloitte UK, the leading London-based international consulting firm. She was subsequently recruited by a client and, from 2015-2018, served as the Program Director of London CIV (Collective Investment Vehicle), the City of London’s first alternative asset management company owned and operated by the local government.  She holds a Bachelor of Science in Finance from Rider University. We believe Ms. Hendrickson will add considerable value, including through her comprehensive and diverse investment management experience, deep knowledge of governance and regulatory frameworks, and broad experience with business development, operations, and executive leadership.

Justin Maury – Chief Operating Officer and Co-Founder

Mr. Maury has served as our President since January 2019, and was appointed Chief Operating Officer in August 2021. He is a full stack design director with an expertise in product development. With over ten years of design and product management experience in the creative industry, Mr. Maury’s passion for the creative arts and technology ultimately resulted in the vision for Vocal. Since joining Creatd in 2013, Maury has overseen the development and launch of the company’s flagship product, Vocal, an innovative platform that provides storytelling tools and engaged communities for creators and brands to get discovered while funding their creativity. Under Maury’s supervision, Vocal has achieved growth to over 380,000 creators across 34 genre-specific communities in its first two years since launch.

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

Our board of directors has undertaken a review of the independence of our directors and considered whether any director has a material relationship with it that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, the board of directors has determined that Joanna Bloor, Brad Justus and Lorraine Hendrickson are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing standards of Nasdaq. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of the Company’s capital stock by each non-employee director, and any transactions involving them described in the section captioned “—Certain relationships and related transactions and director independence.”

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

The board of directors has affirmatively determined that each member of the Audit Committee meets the additional independence criteria applicable to audit committee members under SEC rules and Nasdaq listing rules. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The Board has affirmatively determined that each member of the Audit Committee is financially literate, and that Ms. Hendrickson meets the qualifications of an Audit Committee financial expert.

The Audit Committee consists of Ms. Bloor, Mr. Justus and Ms. Hendrickson. Ms. Hendrickson chairs the Audit Committee. We believe that the functioning of the Audit Committee complies with the applicable requirements of the rules and regulations of the Nasdaq listing rules and the SEC.

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

The Compensation Committee consists of Ms. Bloor, Mr. Justus and Ms. Hendrickson. Ms. Bloor serves as chairman of the Compensation Committee. The board of directors has affirmatively determined that each member of the Compensation Committee meets the independence criteria applicable to compensation committee members under SEC rules and Nasdaq listing rules. The Company believes that the composition of the Compensation Committee meets the requirements for independence under, and the functioning of such Compensation Committee will comply with, any applicable requirements of the rules and regulations of Nasdaq listing rules and the SEC.

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

The Nominating and Corporate Governance Committee consists of Ms. Bloor, Mr. Justus and Ms. Hendrickson. Mr. Justus serves as chair. The Company’s board of directors has determined that each member of the Nominating and Corporate Governance Committee is independent within the meaning of the independent director guidelines of Nasdaq listing rules.

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

Delinquent Section 16(A) Reports.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish copies to the Company. Based solely on the review of the Changes of Beneficial Ownership disclosures on Forms 3, 4 and 5 filed with the Securities and Exchange Commission, the following persons filed the following number of transactions on Section 16 beneficial ownership disclosure filings late for transactions:

●	Mr. Mark Standish filed one Form 4 late with respect to one transaction;

●	Mr. Arthur Rosen filed one Form 5 for late filings with respect to five transactions; and

●	Mr. Eric Ellis Goldberg filed one Form 4 for late filings with respect to two transactions, and one Form 3 late with respect to two transactions.

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed or accrued by us for the years ended December 31, 2021 and December 31, 2020 for our Chief Executive Officer (principal executive officer) serving during the year ended December 31, 2021 and the three other executive officers serving at December 31, 2021 whose total compensation exceeded $100,000 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Laurie Weisberg	2021	$313,750	$25,000	$20,226		$763,894	-	-	$24,925	(1)	$1,147,795
Chief Executive Officer	2020	$60,577	$-	-		-	-	-	$7,875	(2)	$68,452

Justin Maury	2021	$306,923	$5,000	-		$1,479,328	-	-	$7,919	(3)	$1,799,170
President & Chief Operating Officer	2020	$147,009	-	$412,204	(9)	$713,563	-	-	$7,920	(4)	$1,280,696

Chelsea Pullano	2021	$207,616	$-	-		$610,052	-	-	$7,632	(5)	$825,300
Chief Financial Officer	2020	$123,500	-	$38,050	(10)	$522,121	-	-	$1,908	(6)	$685,579

Jeremy Frommer	2021	$665,433	$200,000	-		$1,709,628	-	-	$98,237	(7)	$2,673,298
Executive Chairman	2020	$234,231	$182,000	$469,255	(11)	$931,339	-	-	$86,686	(8)	$1,903,511

(1)	The $24,925 includes payment to Ms. Weisberg for health insurance.

(2)	The $7,875 includes payment to Ms. Weisberg for health insurance.

(3)	The $7,919 includes payment to Mr. Maury for health insurance.

(4)	The $7,920 includes payment to Mr. Maury for health insurance.

(5)	The $7,632 includes payment to Ms. Pullano for health insurance.

(6)	The $1,908 includes payment to Ms. Pullano for health insurance.

(7)	The $98,237 includes payment to Mr. Frommer for living expenses, health insurance and a vehicle allowance.

(8)	The $86,686 includes payment to Mr. Frommer for living expenses, health insurance and a vehicle allowance.

(9)	On May 13, 2020, the Company exchanged 167,955 stock options for 251,933 shares of Common Stock. $403,604 is attributable to this exchange. $8,660 of this amount is attributable to the issuance of shares in lieu of wages.

(10)	On May 13, 2020, the Company exchanged 14,205 stock options for 21,308 shares of Common Stock.

(11)	On May 13, 2020, the Company exchanged 200,000 stock options for 300,000 shares of Common Stock. $456,134 is attributable to this exchange. $12,121 of this amount is attributable to the issuance of shares in lieu of wages.

Employment Agreements

As of December 31, 2021, the Company had not entered into any employment agreements, but has entered into such agreements with its Chief Executive Officer, Executive Chairman, President & Chief Operating Officer, and Chief Financial Officer subsequent to December 31, 2021.

2020 Equity Incentive Plan

Our 2020 Equity Incentive Plan (the “2020 Plan”) provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards and there are 2,500,000 shares originally reserved under the 2020 Plan.

No further awards may be issued under the Jerrick Ventures 2015 Incentive and Award Plan (the “2015 Plan”), but all awards under the 2015 Plan that are outstanding as of the Effective Date will continue to be governed by the terms, conditions and procedures set forth in the 2015 Plan and any applicable award agreement.

Outstanding Equity Awards at Fiscal Year-End 2021

At December 31, 2021, we had outstanding equity awards as follows:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Weighted Average Exercise Price	Expiration Date		Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jeremy Frommer (1)	210,188	400,000	-	$5.94	February 19, 2028	(5)	-	$-	-	-
Laurie Weisberg (2)	137,667	87,083	-	$7.13	February 19, 2028	(6)	-	$-	-	-
Justin Maury (3)	149,333	374,000	-	$5.93	February 19, 2028	(7)	-	$-	-	-
Chelsea Pullano (4)	87,000	150,000	-	$4.37	February 19, 2028	(8)	-	$-	-	-

(1)	Effective February 5, 2016, to August 13, 2021, Jeremy Frommer was appointed as our Chief Executive Officer. Starting August 13, 2021, Jeremy Frommer was appointed Co-Chief Executive Officer with Laurie Weisberg.

(2)	Effective September 28, 2020, to August 13, 2021, Laurie Weisberg was appointed as our Chief Operating Officer. Starting August 13, 2021, Laurie Weisberg Co-Chief Executive Officer with Jeremy Frommer.

(3)	Effective January 31, 2019, to August 13, 2021, Justin Maury was appointed as our President. Starting August 13, 2021, Justin Maury was appointed Chief Operating Officer in addition to President.

(4)	Effective June 29, 2020, Chelsea Pullano was appointed Chief Financial Officer.

(5)	121,000 options expire on October 28, 2026, 200,000 options expire on February 19, 2027, 200,000 options expire on February 19, 2028.

(6)	53,750 options expire on February 4, 2026, 121,000 options expire on October 28, 2026, 25,000 options expire on February 19, 2027, 25,000 options expire on February 19, 2028.

(7)	81,000 options expire on October 28, 2026, 187,000 options expire on February 19, 2027, 187,000 options expire on February 19, 2028.

(8)	37,000 options expire on October 28, 2026, 75,000 options expire on February 19, 2027, 75,000 options expire on February 19, 2028.

Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2021. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2021.

Director	Option Awards (1)	Fees Earned or Paid in Cash	Total
Mark Standish (4)	$340,414	$-	$340,414
Mark Patterson (2)	$131,845	$-	$131,845
Leonard Schiller (4)	$171,453	$-	$171,453
LaBrena Martin (4)	$169,078	$-	$169,078
Laurie Weisberg (3)	$763,894	$-	$763,894

(1)	Amounts shown in this column do not reflect dollar amounts actually received by our non-employee directors. Instead, these amounts represent the aggregate grant date fair value of stock option awards determined in accordance with FASB ASC Topic 718.

(2)	Mark Patterson resigned from the board of directors effective July 31, 2021.

(3)	Laurie Weisberg was appointed the Company’s Chief Operating Officer on September 28, 2020.

(4)	Mark Standish, Leonard Schiller, and LaBrena Martin resigned from the board of directors subsequent to December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 4, 2022, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The address for each person is 648 Broadway, Suite 200, New York, NY 10012.

	Shares Beneficially Owned (1)		Percentage Ownership
Executive Officers and Directors
Jeremy Frommer	1,382,199	(2)	6.68%
Justin Maury	639,536	(3)	3.13%
Chelsea Pullano	248,818	(4)	1.24%
Joanna Bloor	-		0%
Brad Justus	30,000	(5)	* %
Lorraine Hendrickson	-		0%
Laurie Weisberg	298,635	(6)	1.48%
All current directors and officers as a group	2,599,188		12.68%

*	less than one percent

(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person, as well as other securities over which the person has or shares voting or investment power or securities which the person has the right to acquire within 60 days.

(2)	Includes 577,725 shares of common stock, 610,188 shares of common stock underlying stock options, and 194,286 shares of common stock underlying warrants.

(3)	Includes 109,060 shares of common stock, 523,333 shares of common stock underlying stock options, and 7,143 shares of common stock underlying warrants.

(4)	Includes 9,818 shares of common stock and 237,000 shares of common stock underlying stock options and 2,000 shares of common stock underlying warrants

(5)	Includes 25,000 shares of common stock and 5,000 shares of common stock underlying warrants.

(6)	Includes 64,249 shares of common stock and 224,750 shares of common stock underlying stock options and 9,636 shares of common stock underlying warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2021, we had awards outstanding under our 2020 Equity Incentive Plan:

	Number of securities to be issued upon exercise of outstanding options and warrants		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	2,950,402	(1)	$7.07	351,515
Equity compensation plans not approved by stockholders	N/A		N/A	N/A
Total	2,950,402		$7.07	351,515

(1)	During the year ended December 31, 2021, we had awards outstanding under the 2020 Plan. As of the end of fiscal year 2021, we had 3,039,308 shares of our common stock issuable upon the exercise of outstanding options granted pursuant to the 2020 Plan. The securities available under the Plan for issuance and issuable pursuant to exercises of outstanding options may be adjusted in the event of a change in outstanding stock by reason of stock dividend, stock splits, reverse stock splits, etc. Pursuant to the terms of the 2020 Plan we can grant stock options, restricted stock unit awards, and other awards at levels determined appropriate by our Board and/or compensation committee. The 2020 Plan also allows us to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of our employees,

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following includes a summary of transactions during our fiscal years ended December 31, 2021 and December 31, 2020 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of  $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Revenue

During the year ended December 31, 2021 the Company received revenue of $80,000 from Dune for branded content services prior to consolidation but after recognition as an equity method investee.

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

	2021	2020
Audit Fees	$237,810	$160,500
Audit-Related Fees	$-	$-
Tax Fees	$12,500	$12,500
All Other Fees	$-	$-
Total	$250,310	$173,000

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits. The exhibits listed below are filed as a part of this annual report.

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated February 5, 2016 by and among the Company, GPH Merger Sub., Inc., and Jerrick Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

2.2	Agreement and Plan of Merger dated February 28, 2016 by and among the Company and Jerrick Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.1	Articles of Incorporation, filed with the Nevada Secretary of State on December 30, 1999 (incorporated by reference to the Company’s annual report on Form 10-SB filed with the Commission on March 30, 2006).

3.2	Amended and Restated Articles of Incorporation, filed with the Nevada Secretary of State on November 6, 2013 (incorporated by reference to Exhibit 3.3 to the Company’s current report on Form 8-K filed with the Commission on December 4, 2013).

3.3	Certificate of Designation, Preferences, and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on April 8, 2014).

3.4	Certificate of Designation, Preferences and Rights of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on December 4, 2014).

3.5	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on August 3, 2015).

3.6	Certificate of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 3.1(f) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.7	Jerrick Ventures, Inc. Certificate of Designation of Series A Cumulative Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1(g) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.8	Jerrick Ventures, Inc. Amendment to Certificate of Designation of Series A Cumulative Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1(h) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.9	Jerrick Ventures, Inc. Certificate of Designation of Series B Cumulative Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1(i) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.10	Certificate of Withdrawal of Certificate of Designation for Series A Preferred Stock. (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.11	Certificate of Withdrawal of Certificate of Designation for Series B Preferred Stock. (incorporated by reference to Exhibit 3.2 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.12	Certificate of Withdrawal of Certificate of Designation for Series C Preferred Stock. (incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.13	Certificate of Designation for Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.14	Certificate of Designation for Series C Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.15	Bylaws (incorporated by reference to the Company’s 8-K filed on May 12, 2020).

3.16	Certificate of Incorporation of Jerrick Ventures, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

4.1*	Description of Securities Registered Under Section 12 of the Exchange Act

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8- K filed with the Commission on March 21, 2017).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on July 21, 2017).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on September 18, 2017)

4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on January 2, 2018)

4.6	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on April 2, 2018)

4.7	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on May 29, 2018)

4.8	Form of Purchaser Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

4.9	Form of Incentive Warrant (incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

4.10	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.22 to the Company’s current report on Form S-1/A filed with the Commission on September 10, 2020).

4.11	Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.23 to the Company’s current report on Form S-1/A filed with the Commission on September 10, 2020).

4.12	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on October 27, 2021).

4.13	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on June 17, 2021).

10.1	Spin-Off Agreement dated as of February 5, 2016 between the Company and Kent Campbell. (incorporated by reference to Exhibit 10.9 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

10.2	Share Exchange Agreement dated as of February 5, 2016 by and among Great Plains Holdings, Inc., Kent Campbell, Denis Espinoza and Sarah Campbell. (incorporated by reference to Exhibit 10.10 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

10.3	Form of Stock Purchase Agreement. (incorporated by reference to Exhibit 10.11 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on March 21, 2017).

10.5	Assignment and Assumption Agreement, dated May 12, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 15, 2017).

10.6	Line of Credit Agreement, dated May 9, 2017 by and between the Company and Arthur Rosen (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 15, 2017).

10.7	Promissory Note Issued in Favor of Grawlin, LLC, Dated May 12, 2017, (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 15, 2017).

10.8	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on March 21, 2017).

10.9	Form of 8.5% Convertible Redeemable Debentures due April 18, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on July 21, 2017).

10.10	Jerrick Media Holdings Inc. 8.5% Convertible Redeemable Note Due April 11, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2017)

10.11	First Amendment to 8.5% Convertible Redeemable Note Due April 11, 2018 (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2017)

10.12	Securities Purchase Agreement between the Company and Diamond Rock LLC dated July 24, 2017 (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2017)

10.13	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on September 18, 2017)

10.14	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the Commission on February 14, 2018)

10.15	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on February 13, 2018)

10.16	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on April 2, 2018)

10.17	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on May 29, 2018)

10.18	Form of Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on May 29, 2018)

10.19	Form Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.20	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.21	Form of Series A Preferred Stock Conversion Letter Agreement (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.22	Form of Series B Preferred Stock Conversion Letter Agreement (incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.23	Form of Promissory Note Conversion Letter Agreement (incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.24	Lease Agreement (incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed with the Commission on August 20, 2018)

10.25	Jerrick Ventures, Inc. 2015 Incentive Stock and Award Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.53 the Company’s Amendment No. 3 to Registration Statement on Form S-1/A filed with the Commission on August 21, 2020)

10.26	2020 Equity Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.54 the Company’s Amendment No. 3 to Registration Statement on Form S-1/A filed with the Commission on August 21, 2020)

10.27	Warrant Agreement, including form of Warrant, dated September 15, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2020).

10.28	Weisberg Employment Letter Agreement, dated September 28, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on October 1, 2020).

10.29	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on January 5, 2021).

10.30	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on January 5, 2021).

10.31	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the Commission on January 5, 2021).

10.32	Form of PA Warrant (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the Commission on January 5, 2021).

10.33	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on October 27, 2021).

10.34	Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on October 27, 2021).

10.35	Membership Interest Purchase Agreement, dated as of June 4, 2021, by and among, Creatd Partners, LLC, Angela Hein and Heidi Brown (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on June 10, 2021).

10.36	Stock Purchase Agreement, dated as of July 20, 2021, by and among, Creatd Partners, LLC, WHE Agency, Inc., and individuals named therein (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on July 26, 2021).

10.37	Voting Agreement and Proxy, dated as of July 19, 2021, by and among, Creatd Partners, LLC, and individuals named therein (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on July 26, 2021).

10.38	Stock Purchase Agreement by and among Standard Holdings Inc., Mark De Luca, Stephanie Roy Dufault, Dune Inc. and Creatd Partners, LLC dated October 3, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on October 7, 2021).

10.39	Stockholders Agreement by and among Dune Inc., Creatd Partners, LLC, Mark De Luca and Standard Holdings Inc. dated October 3, 2021 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on October 7, 2021).

10.40*	Executive Employment Agreement between the Company and Jeremy Frommer

10.41*	Executive Employment Agreement between the Company and Laurie Weisberg

10.42*	Executive Employment Agreement between the Company and Justin Maury

10.43*	Executive Employment Agreement between the Company and Chelsea Pullano

16.1	Letter from Sadler, Gibb & Associates, LLC dated January 7, 2019 (incorporated by reference to Exhibit 16.1 of the Company’s current report on Form 8-K filed with the Commission on January 8, 2019)

21.1*	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s annual report on Form 10-K filed with the Commission on March 30, 2020)

23.1*	Consent of Rosenberg Rich Baker Berman, P.A.

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATD, INC.

Date: April 6, 2022	By:	/s/ Laurie Weisberg
Chief Executive Officer (Principal Executive Officer)

/s/ Chelsea Pullano
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laurie Weisberg	Chief Executive Officer, Director	April 6, 2022
Laurie Weisberg	(Principal Executive Officer)

/s/ Jeremy Frommer	Executive Chairman	April 6, 2022
Jeremy Frommer

/s/ Chelsea Pullano	Chief Financial Officer	April 6, 2022
Chelsea Pullano	(Principal Financial Officer, and Principal Accounting Officer)

/s/ Joanna Bloor	Director	April 6, 2022
Joanna Bloor

/s/ Brad Justus	Director	April 6, 2022
Brad Justus

/s/ Lorraine Hendrickson	Director	April 6, 2022
Lorraine Hendrickson