Form 10-Q
period 2022-03-31
Creatd, Inc.
filed 2022-05-16
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-39500

Creatd, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0645394
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

419 Lafayette Street, 6th Floor
New York, NY 10003

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

Yes ☐ No ☒

As of May 16, 2022, the registrant had 20,140,413 shares of its common stock, par value $0.001 per share, outstanding.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Creatd, Inc.

March 31, 2022

Creatd, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets

Current Assets
Cash	$3,229,627	$3,794,734
Accounts receivable, net	390,605	337,440
Inventory	436,981	106,403
Prepaid expenses and other current assets	274,840	236,665
Total Current Assets	4,332,053	4,475,242

Property and equipment, net	139,479	102,939
Intangible assets	2,520,373	2,432,841
Goodwill	1,383,785	1,374,835
Deposits and other assets	914,700	718,951
Minority investment in businesses	50,000	50,000
Operating lease right of use asset	-	18,451

Total Assets	$9,340,390	$9,173,259

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$4,832,103	$3,730,540
Convertible Notes, net of debt discount and issuance costs	-	159,193
Current portion of operating lease payable	-	18,451
Note payable, net of debt discount and issuance costs	1,151,087	1,278,672
Deferred revenue	211,676	234,159

Total Current Liabilities	6,194,866	5,421,015

Non-current Liabilities:
Note payable	35,905	63,992

Total Non-current Liabilities	35,905	63,992

Total Liabilities	6,230,771	5,485,007

Commitments and contingencies

Stockholders’ Equity
Common stock par value $0.001: 100,000,000 shares authorized; 19,915,090 issued and 19,909,433 outstanding as of March 31, 2021 and 16,691,170 issued and 16,685,513 outstanding as of December 31, 2021	19,915	16,691
Additional paid in capital	117,949,487	111,563,618
Subscription receivable	-	-
Less: Treasury stock, 5,657 and 5,657 shares, respectively	(62,406)	(62,406)
Accumulated deficit	(115,977,464)	(109,632,574)
Accumulated other comprehensive income	(83,222)	(78,272)
Total Creatd, Inc. Stockholders’ Equity	1,846,310	1,807,057
Non-controlling interest in consolidated subsidiaries	1,263,309	1,881,195
	3,109,619	3,688,252

Total Liabilities and Stockholders’ Equity	$9,340,390	$9,173,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net revenue	$1,348,738	$743,913

Cost of revenue	1,572,170	867,150

Gross margin (loss)	(223,432)	(123,237)

Operating expenses
Research and development	226,654	328,852
Marketing	2,092,021	2,042,655
Stock based compensation	1,080,792	1,570,239
General and administrative	3,386,385	1,881,014

Total operating expenses	6,785,852	5,822,760

Loss from operations	(7,009,284)	(5,945,997)

Other income (expenses)
Other income	99	-
Interest expense	(13,896)	(198,671)
Accretion of debt discount and issuance cost	(23,477)	(497,165)
Derivative expense	-	(100,502)
Change in derivative liability	3,729	(197,389)
Settlement of vendor liabilities	14,525	92,909
Gain on extinguishment of debt	147,256	203,578
Other expenses, net	128,236	(697,240)

Loss before income tax provision	(6,881,048)	(6,643,237)

Income tax provision	-	-

Net loss	(6,881,048)	(6,643,237)

Non-controlling interest in net loss	617,886	-

Net Loss attributable to Creatd, Inc.	(6,263,162)	(6,643,237)

Deemed dividend	(81,728)	-
Net loss attributable to common shareholders	$(6,344,890)	$(6,643,237)

Comprehensive loss

Net loss	(6,881,048)	(6,643,237)

Currency translation gain (loss)	(4,950)	(7,311)

Comprehensive loss	$(6,885,998)	$(6,650,548)

Per-share data
Basic and diluted loss per share	$(0.36)	$(0.68)

Weighted average number of common shares outstanding	17,707,951	9,836,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2022

(Unaudited)

	Series E Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Accumulated	Non- Controlling	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income	Equity

Balance, January 1, 2022	500	$-	16,691,170	$16,691	(5,657)	$(62,406)	$111,563,618	$(109,632,574)	$1,881,195	$(78,272)	$3,688,252

Stock based compensation	-	-	18,171	18	-	-	1,067,591	-	-	-	1,067,609

Shares issued for prepaid services	-	-	50,000	50	-	-	68,950	-	-	-	69,000

Cash received for common stock and warrants, net of $115,000 of issuance costs	-	-	3,046,314	3,046	-	-	4,994,254	-	-	-	4,997,300

Common stock issued upon conversion of notes payable	-	-	109,435	110	-	-	173,346	-	-	-	173,456

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(4,950)	(4,950)

Dividends	-	-	-	-	-	-	81,728	(81,728)	-	-	-

Net loss for the three months ended March 31, 20222	-	-	-	-	-	-	-	(6,263,162)	(617,886)	-	(6,881,048)
Balance, March 31, 2022	500	$-	19,915,090	$19,915	(5,657)	$(62,406)	$117,949,487	$(115,977,464)	$1,263,309	$(83,222)	$3,109,619

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

Creatd, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2022	March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,881,048)	$(6,643,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	141,892	41,199
Accretion of debt discount and issuance cost	23,477	497,165
Share-based compensation	1,080,491	1,570,239
Bad debt expense	92,987	-
Settlement of vendor liabilities	(14,525)	(92,908)
Change in fair value of derivative liability	(3,729)	197,389
Derivative expense	-	100,502
Gain on extinguishment of debt	(147,256)	(203,578)
Non cash lease expense	18,451	19,709
Changes in operating assets and liabilities:
Prepaid expenses	(6,373)	(391,918)
Inventory	(136,213)	-
Accounts receivable	(139,388)	(61,374)
Deposits and other assets	(195,749)	-
Deferred revenue	(22,483)	60,123
Accounts payable and accrued expenses	1,170,738	(370,528)
Operating lease liability	(18,451)	(19,421)
Net Cash Used In Operating Activities	(5,037,179)	(5,296,638)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(44,927)	(12,637)
Deposits	-	(100,000)
Cash paid for minority investment in business	-	(100,000)
Cash acquired from acquisition	44,977	-
Purchases of digital assets	(51,000)	-
Net Cash Used In Investing Activities	(50,950)	(212,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrant	-	1,312,672
Net proceeds from issuance of notes	463,559	85,500
Repayment of notes	(932,888)	(43,716)
Repayment of convertible notes	-	(941,880)
Proceeds from issuance of common stock and warrants	4,997,301	-
Net Cash Provided By Financing Activities	4,527,972	412,576

Effect of exchange rate changes on cash	(4,950)	(7,311)
Net Change in Cash	(565,107)	(5,104,010)
Cash – Beginning of period	3,794,734	7,906,752
Cash – End of period	$3,229,627	$2,802,742

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$139,000	$55,276

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of vendor liabilities	$20,297	$168,667
Issuance of common stock for prepaid services	$69,000	$155,178
Deferred offering costs	$-	$4,225
Common stock and warrants issued upon conversion of notes payable	$173,456	$142,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

March 31, 2022

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

On July 20, 2021, the Company acquired 44% of the membership interests of WHE Agency, Inc. WHE Agency, Inc, is a talent management and public relations agency based in New York. WHE Agency, Inc, has been consolidated due to the Company’s ownership of 55% voting control, and the results of operations have been included since the date of acquisition in the Statements of Operations.

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

On March 7, 2022, the Company acquired 100% of the membership interests of Denver Bodega, LLC, d/b/a Basis, a Colorado limited liability company (“Basis”). Basis is a direct-to-consumer functional beverage brand that makes high-electrolyte mixes meant to aid hydration. Denver Bodega, LLC has been consolidated due to the Company’s ownership of 100% voting control, and the results of operations have been included since the date of acquisition in the Statement of Operations.

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

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any other interim period or for any other future year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021, included in the Company’s 2021 Annual Report on Form 10-K filed with the SEC. The balance sheet as of December 31, 2021 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Presentation

During 2021, we adopted a change in presentation on our Condensed Consolidated Statements of Comprehensive Loss in order to present a gross profit line and allocate certain overhead expenses, the presentation of which is consistent with our peers. Under the new presentation, we began allocating overhead expenses related to cost of goods sold. Prior periods have been revised to reflect this change in presentation.

Principles of consolidation

The Company consolidates all majority-owned subsidiaries, if any, in which the parent’s power to control exists.

As of March 31, 2022, the Company’s consolidated subsidiaries and/or entities are as follows:

Name of combined affiliate	State or other jurisdiction of incorporation or organization	Company Ownership Interest
Jerrick Ventures LLC	Delaware	100%
Abacus Tech Pty Ltd	Australia	100%
Seller’s Choice, LLC	New Jersey	100%
Creatd Studios, LLC	Delaware	100%
Give, LLC	Delaware	100%
Creatd Partners LLC	Delaware	100%
Denver Bodega, LLC	Colorado	100%
Dune Inc.	Delaware	50%
Plant Camp LLC	Delaware	89%
Sci-Fi.com, LLC	Delaware	100%
OG Collection LLC	Delaware	100%
OG Gallery, Inc.	Delaware	100%
VMENA LLC	Delaware	100%
Vocal For Brands, LLC	Delaware	100%
Vocal Ventures LLC	Delaware	100%
What to Buy, LLC	Delaware	100%
WHE Agency, Inc.	Delaware	44%

All inter-company balances and transactions have been eliminated. The condensed consolidated financial statements include Denver Bodega, LLC activity since March 7, 2022.

Variable Interest Entities

Management performs an ongoing assessment of its noncontrolling interests from investments in unrelated entities to determine if those entities are variable interest entities (VIEs), and if so, whether the Company is the primary beneficiary. If an entity in such a transaction, by design, meets the definition of a VIE and the Company determines that it, or a condensed consolidated subsidiary is the primary beneficiary, the Company will include the VIE in its condensed consolidated financial statements. If such an entity is deemed to not be condensed consolidated, the Company records only its investment in equity securities as a marketable security or investment under the equity method, as applicable

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

The Company’s Level 1 assets/liabilities include cash, accounts receivable, marketable trading securities, accounts payable, prepaid and other current assets, line of credit and due to related parties. Management believes the estimated fair value of these accounts at March 31, 2022 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

The Company’s Level 2 assets/liabilities include certain of the Company’s notes payable. Their carrying value approximates their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

The Company’s Level 3 assets/liabilities include goodwill, intangible assets, equity investments at cost, and derivative liabilities. Inputs to determine fair value are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.

The following tables provides a summary of the relevant assets that are measured at fair value on non-recurring basis:

Fair Value Measurements as of

March 31, 2022

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

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) or Financial Claims Scheme (“FCS”) insurable limits. The Company has never experienced any losses related to these balances. As of March 31, 2022, cash amounts in excess of $250,000 were not fully insured. The uninsured cash balance as of March 31, 2022, was approximately $2.4 million. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company provides credit in the normal course of business. The Company maintains allowances for credit losses on factors surrounding the credit risk of specific customers, historical trends, and other information.

The Company operates in Australia and holds total assets of $935,285 that are considered to be reasonably possible that operations located outside an entity’s home country will be disrupted in the near term.

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

Long-lived Assets Including Goodwill and Other Acquired Intangible Assets

We evaluate the recoverability of property and equipment and acquired finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. During the three months ended March 31, 2022, the Company recorded an impairment charge of $0 for intangible assets.

Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. We routinely review the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If we change the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life. The remaining weighted average life of the intangible assets are 6.94 years.

Scheduled amortization over the next five years are as follows:

Twelve months ending March 31,

2023	$498,641
2024	429,030
2025	325,307
2026	246,840
2027	228,499
Thereafter	792,056
Total	$2,520,373

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles – Goodwill and Other – Testing Indefinite-Lived Intangible Assets for Impairment” (“ASC Topic 350”). The Company tests goodwill for impairment on an annual basis as of the last day of the Company’s fiscal December each year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company has four reporting units. The Company uses an income-based approach to determine the fair value of the reporting units. This approach uses a discounted cash flow methodology and the ability of our reporting units to generate cash flows as measures of fair value of our reporting units.

During the year ended December 31, 2021, the Company completed its annual impairment test of goodwill. The Company performed the qualitative assessment as permitted by ASC 350-20 and determined for three of its reporting units that the fair value of those reporting units was more likely than not greater than their carrying value, including Goodwill. However, based on this qualitative assessment, the Company determined that the carrying value of the Seller’s Choice reporting unit was more likely than not greater than its carrying value, including Goodwill. Based on completion of the annual impairment test, the Company recorded an impairment charge of $1,035,795 for goodwill During the year ended December 31, 2021.

The following table sets forth a summary of the changes in goodwill for the three months ended March 31, 2022.

For the three months ended March 31, 2022
Total
As of January 1, 2022	$1,374,835
Goodwill acquired in a business combination	8,950
Impairment of goodwill	-
As of March 31, 2022	1,383,785

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

Foreign Currency

Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at our Condensed Consolidated Balance Sheet dates. Results of operations and cash flows are translated using the average exchange rates throughout the periods. The effect of exchange rate fluctuations on the translation of assets and liabilities is included as a component of stockholders’ equity in accumulated other comprehensive income. Gains and losses from foreign currency transactions, which are included in operating expenses, have not been significant in any period presented.

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

The Company utilizes a binomial option model for convertible notes that have an option to convert at a variable number of shares to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The inputs utilized in the application of the Binomial model included a stock price on valuation date, an expected term of each debenture remaining from the valuation date to maturity, an estimated volatility, and a risk-free rate. The Company records the change in the fair value of the derivative as other income or expense in the condensed consolidated statements of operations.

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

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price. The transaction price for any given subscriber could decrease based on any payments made to that subscriber. A subscriber may be eligible for payment through one or more of the monetization features offered to Vocal creators, including earnings through reads (on a cost per mile basis) and cash prizes offered to Challenge winners;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, we satisfy a performance obligation.

Revenue disaggregated by revenue source for the three months ended March 31, 2022 and 2021 consists of the following:

	Three Months Ended
	March 31,
	2022	2021
Agency (Managed Services, Branded Content, & Talent Management Services)	$583,141	$428,300
Platform (Creator Subscriptions)	508,233	306,902
Ecommerce (Tangible products)	254,724	-
Affiliate Sales	2,640	8,008
Other Revenue	-	703
	$1,348,738	$743,913

The Company utilizes the output method to measures the results achieved and value transferred to a customer over time. Timing of revenue recognition for the three months ended March 31, 2022 and 2021 consists of the following:

	Three Months Ended
	March 31,
	2022	2021
Products and services transferred over time	$1,091,374	$735,202
Products and services transferred at a point in time	257,364	8,711
	$1,348,738	$743,913

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

E-Commerce Revenue

The Company’s e-commerce businesses are housed under Creatd Ventures, and currently consists of three majority-owned e-commerce companies, Camp (previously Plant Camp), Dune Glow Remedy (“Dune”), and Basis. The Company generates revenue through the sale of Camp, Dune, and Basis’ consumer products through its e-commerce distribution channels. The Company satisfies its performance obligation upon shipment of product to its customers and recognizes shipping and handling costs as a fulfillment cost. Customers have 30 days from receipt of an item to return unopened, unused, or damaged items for a full refund. All returns are processed within the relevant recording period and accounted for as a reduction in revenue. The Company runs discounts from time to time to promote sales, improve market penetration, and increase customer retention. Any discounts are run as coupon codes applied at the time of transaction and accounted for as a reduction in gross revenue. The Company assesses variable consideration using the most likely amount method.

Deferred Revenue

Deferred revenue consists of billings and payments from clients in advance of revenue recognition. The Company has two types of deferred revenue, subscription revenue whereas the revenue is recognized over the subscription period and contract liabilities where the performance obligation was not satisfied. The Company will recognize the deferred revenue over the next year. As of March 31, 2022, the Company had deferred revenue of $211,676.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried when the Company has performed the work in accordance with managed services, project, partner, consulting and branded content agreements. For example, we bill a managed service client monthly when we have updated their Amazon store, modified SEO or completed the other services listed in the agreement. For projects and branded content, we will bill the client and record the receivable once milestones are reached that are set in the agreement. We make estimates for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers. During the three months ended March 31, 2022, the Company recorded $92,987, as a bad debt expense. As of March 31, 2022, the Company has an allowance for doubtful accounts of $279,133.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. Inventories are periodically evaluated to identify obsolete or otherwise impaired products and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used. As of March 31, 2022, the Company has no valuation allowance.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three months ended March 31, 2022 and 2021 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at March 31, 2022 and 2021:

	March 31,
	2022	2021
Options	1,891,348	2,350,062
Warrants	8,591,206	6,273,778
Convertible notes	-	49,629
Totals	10,482,554	8,673,469

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year’s presentation. These reclassifications did not affect the prior period’s total assets, total liabilities, stockholders’ deficit, net loss or net cash used in operating activities. During the year ended December 31, 2021, we adopted a change in presentation on our condensed consolidated statements of operations and comprehensive loss in order to present a gross profit line, the presentation of which is consistent with our peers. Under the new presentation, we began allocating payroll and related expenses, professional services and creator payouts. Prior periods have been revised to reflect this change in presentation.

Recently Adopted Accounting Guidance

In May 2021, the FASB issued authoritative guidance intended to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. (ASU 2021-04), “Derivatives and Hedging Contracts in Entity’s Own Equity (Topic 815). This guidance’s amendments provide measurement, recognition, and disclosure guidance for an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The updated guidance, which became effective for fiscal years beginning after December 15, 2021, did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU-2016-13”). ASU 2016-13 affects loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. ASU 2016-13 is effective for the fiscal year beginning after December 15, 2022, including interim periods within that fiscal year. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. ASU 2020-6 is effective for the fiscal year beginning after December 15, 2022, including interim periods within that fiscal year. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.

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

As reflected in the condensed consolidated financial statements, as of March 31, 2022, the Company had an accumulated deficit of $116 million, a net loss of $6.9 million and net cash used in operating activities of $5.1 million for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Note 4 – Inventory

Inventory was comprised of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Raw Materials	$16,904	$-
Packaging	20,342	2,907
Finished goods	399,735	103,496
	$436,981	$106,403

Note 5 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	March 31, 2022	December 31, 2021
Computer Equipment	$376,436	$353,880
Furniture and Fixtures	124,787	102,416
Leasehold Improvements	11,456	11,457
	512,679	467,753
Less: Accumulated Depreciation	(373,200)	(364,814)
	$139,479	$102,939

Depreciation expense was $8,386 and $10,047 for the three months ended March 31, 2022 and 2021, respectively.

Note 6 – Notes Payable

Notes payable as of March 31, 2022 and December 31, 2021 is as follows:

	Outstanding Principal as of
	March 31, 2022	December 31, 2021	Interest Rate	Maturity Date
Seller’s Choice Note	$-	$660,000	30%	September 2020
The April 2020 PPP Loan Agreement	198,577	198,577	1%	May 2022
The First December 2021 Loan Agreement	140,931	185,655	10%	June 2023
The Second December 2021 Loan Agreement	323,094	313,979	14%	June 2022
The First February 2022 Loan Agreement	337,163	-	-%	June 2023
The Second February 2022 Loan Agreement	164,123	-	14%	June 2022
First Denver Bodega LLC Loan	50,000	-
Second Denver Bodega LLC Loan	15,724	-
	1,229,612	1,358,211
Less: Debt Discount	(42,620)	(15,547)
Less: Debt Issuance Costs	-	-
	1,186,992	1,342,664
Less: Current Debt	(1,151,087)	(1,278,672)
Total Long-Term Debt	$35,905	$63,992

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

On March 3, 2022, after substantial motion practice, Creatd successfully settled the dispute with Home Revolution, LLC for a total of $799,000, which includes $660,000 of note principal and $139,000 of accrued interest. The matter has been dismissed. As part of the settlement the Company recorded a Gain on extinguishment of debt of $147,256.

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

During the three months ended March 31, 2022, the Company accrued interest of $490.

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

During the three months ended March 31, 2022, the Company repaid $44,725 in principal.

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

During the three months ended March 31, 2022, the Company accrued $15,123 AUD in interest.

The First February 2022 Loan Agreement

On February 22, 2022, the Company entered into a secured loan agreement (the “First February 2022 Loan Agreement”) with a lender (the “First February 2022 Lender”), whereby the First February 2022 Lender issued the Company a secured promissory note of $222,540 AUD or $159,223 United States Dollars (the “First February 2022 Note”). Pursuant to the First February 2022 Loan Agreement, the First February 2022 Note has an effective interest rate of 14%. The maturity date of the First February 2022 Note is June 30, 2022 (the “First February 2022 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the First February 2022 Loan Agreement are due. The loan is secured by the Australian research & development credit.

During the three months ended March 31, 2022, the Company accrued $3,158 AUD in interest.

The Second February 2022 Loan Agreement

On February 22, 2022, the Company entered into a loan agreement (the “Second February 2022 Loan Agreement”) with a lender (the “Second February 2022 Lender”), whereby the Second February 2022 Lender issued the Company a promissory note of $337,163 (the “Second February 2022 Note”). Pursuant to the Second February 2022 Loan Agreement, the Second February 2022 Note has an effective interest rate of 11%. The maturity date of the Second February 2022 Note is February 22, 2023 (the “Second February 2022 Maturity Date”). The Company is required to make 10 monthly payment of $37,425.

The Company recorded a $37,163 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

Denver Bodega LLC Notes payable

On March 7, 2022, The Company acquired five note payable agreements from the acquisition of Denver Bodega LLC. See note 12. The total liabilities of these notes amounted to $293,888. During the three months ended March 31, 2022, the Company repaid $228,164. As of March 31, 2022, the Company has two notes outstanding. The First Denver Bodega LLC Loan has a principal balance of $50,000, bears interest at 5%, and requires 36 monthly payments of $1,496. The second Denver Bodega LLC Loan has a principal balance of $15,724 and has a maturity date of April 16, 2022.

Note 7 – Convertible Notes Payable

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

During the three months ended March 31, 2022, the July 2021 Note became convertible. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Binomial model at the conversion date. The conversion feature of July 2021 Note gave rise to a derivative liability of $100,532. The Company recorded this as a debt discount. The debt discount is charged to accretion of debt discount over the remaining term of the convertible note.

During the three months ended March 31, 2022, the note holder converted $168,850 of principal and $4,605 of interest into 109,435 shares of the Company’s common stock. The unamortized debt discount of $96,803 was recorded to extinguishment of debt due to conversion.

Note 8 – Related Party

Equity raises

During the three months ended March 31, 2022, the company conducted two equity raises in which officers, directors, employees, and an affiliate of an officer cumulatively invested $421,001 for 240,571 shares of common stock and 240,571 warrants to purchase common stock.

Officer compensation

During the three months ended March 31, 2022 and 2021, the Company paid $35,637 and $20,082, respectively for living expenses for officers of the Company.

Note 9 – Derivative Liabilities

The Company has identified derivative instruments arising from convertible notes that have an option to convert at a variable number of shares in the Company’s convertible notes payable during the three months ended March 31, 2022. For the terms of the conversion features see Note 7. The Company had no derivative assets measured at fair value on a recurring basis as of March 31, 2022.

The Company utilizes a binomial option model for convertible notes that have an option to convert at a variable number of shares to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The inputs utilized in the application of the Binomial model included a stock price on valuation date, an expected term of each debenture remaining from the valuation date to maturity, an estimated volatility, and a risk-free rate. The Company records the change in the fair value of the derivative as other income or expense in the condensed consolidated statements of operations.

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

Expected term: The Company’s remaining term is based on the remaining contractual maturity of the convertible notes.

The following are the changes in the derivative liabilities during the three months ended March 31, 2022.

	Three Months Ended March 31, 2022
	Level 1	Level 2	Level 3
Derivative liabilities as January 1, 2022	$-	$-	$-
Addition	-	-	100,532
Changes in fair value	-	-	(3,729)
Extinguishment	-	-	(96,803)
Derivative liabilities as March 31, 2022	$-	$-	$-

Note 10 – Stockholders’ Equity

Shares Authorized

The Company is authorized to issue up to one hundred and twenty million (120,000,000) shares of capital stock, of which one hundred million (100,000,000) shares are designated as common stock, par value $0.001 per share, and twenty million (20,000,000) are designated as preferred stock, par value $0.001 per share.

Preferred Stock

Series E Convertible Preferred Stock

The Company has designated 8,000 shares of Series E Convertible Preferred stock and has 500 shares issued and outstanding as of March 31, 2022.

The shares of Series E Preferred Stock have a stated value of $1,000 per share and are convertible into Common Stock at the election of the holder of the Series E Preferred Stock, at any time following the Original Issue Date at a price of $4.12 per share, subject to adjustment. Each holder of Series E Preferred Stock shall be entitled to receive, with respect to each share of Series E Preferred Stock then outstanding and held by such holder, dividends on an as-converted basis in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock.

The holders of Series E Preferred Stock shall be paid pari passu with the holders of Common Stock with respect to payment of dividends and rights upon liquidation and shall have no voting rights. In addition, as further described in the Series E Designation, as long as any of the shares of Series E Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of Series E Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series E Preferred Stock or alter or amend this Series E Designation, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of the Series E Preferred Stock, (c) increase the number of authorized shares of Series E Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

Each share of Series E Preferred Stock shall be convertible, at any time and from time to time at the option of the holder of such shares, into that number of shares of Common Stock determined by dividing the Series E Stated Value by the Conversion Price, subject to certain beneficial ownership limitations.

Common Stock

On January 1, 2022, the Company issued 8,590 shares of its restricted common stock to settle outstanding vendor liabilities of $20,297. In connection with this transaction the Company also recorded a gain on settlement of vendor liabilities of $369.

On January 6, 2022, the Company issued 8,850 shares of its restricted common stock to consultants in exchange for services at a fair value of $19,736.

On February 24, 2022, the Company issued 50,000 shares of its restricted common stock to consultants in exchange for four months of services at a fair value of $69,000. These shares were recorded as common stock issued for prepaid services and will be expensed over the life of the consulting contract to share based payments. During the three months ended March 31, 2022 the Company recorded $33,110 to share based payments.

On March 1, 2022, the Company entered into securities purchase agreements with twenty-eight accredited investors whereby, at the closing, such investors purchased from the Company an aggregate of 1,401,457 shares of the Company’s common stock and (ii) 1,401,457 warrants to purchase shares of common stock, for an aggregate purchase price of $2,452,550. Such warrants are exercisable for a term of five-years from the date of issuance, at an exercise price of $1.75 per share. The Company has recorded $40,000 to stock issuance costs, which are part of Additional Paid-in Capital.

On March 7, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with thirteen accredited investors resulting in the raise of $2,659,750 in gross proceeds to the Company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell in a registered direct offering an aggregate of 1,519,857 shares of the Company’s common stock together with warrants to purchase an aggregate of 1,519,857 shares of Common Stock at an exercise price of $1.75 per share. The warrants are immediately exercisable and will expire on March 9, 2027. The Company has recorded $75,000 to stock issuance costs, which are part of Additional Paid-in Capital.

On March 30, 2022, the Company issued 731 shares of its restricted common stock to consultants in exchange for services at a fair value of $863.

Stock Options

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – January 1, 2022 – outstanding	2,902,619	7.07	4.71
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	(19,093)	15.36	-
Balance – March 31, 2022 – outstanding	2,883,526	7.02	4.48
Balance – March 31, 2022 – exercisable	1,891,348	7.60	4.27

Option Outstanding			Option Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)
$7.02	2,883,526	4.48	7.60	1,891,348	4.27

During the year ended December 31, 2018 the Company granted options of 11,667 to consultants that has a fair value of $57,123. As of the date of this filing the company has not issued these options and they are recorded as an accrued liability on the Condensed Consolidated Balance Sheet.

Stock-based compensation for stock options has been recorded in the condensed consolidated statements of operations and totaled $1,027,083, for the three months ended March 31, 2022.

As of March 31, 2022, there was $1,649,068 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 0.89 year.

Warrants

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrant	Weighted Average Exercise Price
Balance – January 1, 2022 – outstanding	5,658,830	4.98
Granted	2,988,487	2.12
Exercised	-	-
Forfeited/Cancelled	(13,611)	12.00
Balance – December 31, 2021 – outstanding	8,633,706	3.82
Balance – December 31, 2021 – exercisable	8,591,206	$3.81

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.82	8,633,706	4.01	3.81	8,591,206	4.01

During the three months ended March 31, 2022, some of the Company’s warrants had a down-round provision triggered that also resulted in an additional 67,173 warrants to be issued. A deemed dividend of $81,728 was recorded to the Statements of Comprehensive Loss.

Note 11 – Commitments and Contingencies

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

The Company pursued an appeal to the Nasdaq Hearings Panel (the “Panel”) of such determination, in accordance with the Exchange’s rules and, pursuant to such request by the Company to appeal, the delisting of the Company’s securities and the Form 25 Notification of Delisting filing was stayed pending the Panel’s decision.

On April 22, 2022, the Exchange notified the Company that the Panel has determined to continue the listing of the Company on the Exchange, subject to the following conditions: (i) on or before May 16, 2022, the Company will file its Quarterly Report on Form 10-Q for the period ended March 31, 2022 demonstrating compliance with Nasdaq Listing Rule 550(b)(1) requiring shareholders’ equity of $2.5 million and (ii) on or before August 29, 2022, the Company will file a Form 8-K documenting the successful completion of any fund-raising activity that has taken place since April 14, 2022 and the Company’s long-term compliance with the continued listing requirements of the Nasdaq Capital Market.

The Panel has advised that August 29, 2022 represents the full extent of the Panel’s discretion to grant continued listing during the time the Company is non-compliant and should the Company fail to demonstrate compliance by such date, the Panel will issue a final delist determination and the Company will be suspended from trading on the Exchange.

Note 12 – Acquisitions

Denver Bodega, LLC d/b/a Basis

On March 7, 2022, the Company entered into a Membership Interest Purchase (the “Agreement”) with Henry Springer and Kyle Nowak (collectively the “Sellers”), whereby the Company purchased a majority stake in Denver Bodega, LLC, a Colorado limited liability company whose product is Basis, a direct-to-consumer functional beverage brand that makes high-electrolyte mixes meant to aid hydration. Pursuant to the Agreement, Creatd acquired all of the issued and outstanding membership interests of Denver Bodega, LLC for consideration of one dollar ($1.00), as well as the Company’s payoff, assumption, or satisfaction of certain debts and liabilities.

The following sets forth the components of the purchase price:

Purchase price:
Cash paid to seller	$1
Total purchase price	1

Assets acquired:
Cash	44,977
Accounts Receivable	2,676
Inventory	194,365
Total assets acquired	242,018

Liabilities assumed:
Accounts payable and accrued expenses	127,116
Notes payable	293,888
Total liabilities assumed	421,004

Net liabilities acquired	(178,986)

Excess purchase price	$178,987

The excess purchase price amounts are provisional and may be adjusted during the one-year measurement period as required by U.S. GAAP. The following table provides a summary of the preliminary allocation of the excess purchase price.

Goodwill	$8,950
Trade Names & Trademarks	8,949
Know-How and Intellectual Property	107,392
Website	8,949
Customer Relationships	44,747

Excess purchase price	$178,987

The goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition.

The following presents the unaudited pro-forma combined results of operations of the Company with Plant Camp, WHE, Dune, and Denver Bodega as if the entities were combined on January 1, 2021.

Three Months Ended
March 31,
2022
Revenues	$1,482,270
Net loss attributable to common shareholders	$(6,352,445)
Net loss per share	$(0.36)
Weighted average number of shares outstanding	17,707,951

Three Months Ended
March 31,
2021
Revenues	$1,143,732
Net loss attributable to common shareholders	$(6,592,675)
Net loss per share	$(0.66)
Weighted average number of shares outstanding	10,060,946

Note 13 – Segment Information

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

Creatd Ventures	Creatd Ventures builds, develops, and scales e-commerce brands. This segment generates revenues through product sales of its two majority-owned direct-to-consumer brands, Camp and Dune Glow Remedy.
Creatd Partners	Creatd Partners fosters relationships between brands and creators through its suite of agency services, including content marketing (Vocal for Brands), performance marketing (Seller’s Choice), and influencer marketing (WHE Agency). Creatd Partners derives revenues in the form of brand fees and talent management commissions.

The following tables present certain financial information related to our reportable segments and Corporate:

	As of March 31, 2022
	Creatd Labs	Creatd Ventures	Creatd Partners	Corporate	Total

Accounts receivable, net	$-	$7,649	$382,956	$-	$390,605
Prepaid expenses and other current assets	45,815	-	-	229,025	274,840
Deposits and other assets	839,114	-	-	75,586	914,700
Intangible assets	-	1,733,673	724,459	62,241	2,520,373
Goodwill	-	34,089	1,349,696	-	1,383,785
Inventory	-	436,981	-	-	436,981
All other assets	-	-	-	3,419,106	3,419,106
Total Assets	$884,929	$2,212,392	$2,457,111	$3,785,958	$9,340,390

Accounts payable and accrued liabilities	$22,784	$1,129,605	$19,985	$3,659,729	$4,832,103
Note payable, net of debt discount and issuance costs	487,217	65,724	-	634,051	1,186,992
Deferred revenue	161,112	43,545	7,019	-	211,676
All other Liabilities	-	-	-		-
Total Liabilities	$671,113	$1,238,874	$27,004	$4,293,780	$6,230,771

	As of December 31, 2021
	Creatd Labs	Creatd Ventures	Creatd Partners	Corporate	Total

Accounts receivable, net	$-	$2,884	$334,556	$-	$337,440
Prepaid expenses and other current assets	48,495	-	-	188,170	236,665
Deposits and other assets	626,529	-	-	92,422	718,951
Intangible assets	-	1,637,924	783,676	11,241	2,432,841
Goodwill	-	25,139	1,349,696	-	1,374,835
Inventory	-	106,403	-	-	106,403
All other assets	-	-	-	3,966,124	3,966,124
Total Assets	$675,024	$1,772,350	$2,467,928	$4,257,957	$9,173,259

Accounts payable and accrued liabilities	$9,693	$766,253	$6,232	$2,948,362	$3,730,540
Note payable, net of debt discount and issuance costs	313,979	-	-	1,028,685	1,342,664
Deferred revenue	161,112	13,477	59,570	-	234,159
All other Liabilities	-	-	-	177,644	177,644
Total Liabilities	$484,784	$779,730	$65,802	$4,154,691	$5,485,007

	For the three months ended March 31, 2022
	Creatd Labs	Creatd Ventures	Creatd Partners	Corporate	Total

Net revenue	$508,268	$254,690	$585,780	$-	$1,348,738
Cost of revenue	706,196	409,969	456,005	-	1,572,170
Gross margin (loss)	(197,928)	(155,279)	129,775	-	(223,432)

Research and development	134,876	-	91,778	-	226,654
Marketing	970,484	1,013,706	-	107,831	2,092,021
Stock based compensation	251,907	226,298	248,548	354,039	1,080,792
General and administrative not including depreciation, amortization, or Impairment	218,766	288,272	378,492	2,358,963	3,244,493
Depreciation and amortization	-	71,271	31,599	39,022	141,892

Total operating expenses	$1,576,033	$1,599,547	$750,417	$2,859,855	$6,785,852

Interest expense	(13,229)	-	-	(667)	(13,896)
All other expenses	-	-	-	142,132	142,132
Other expenses, net	(13,229)			141,465	128,236

Loss before income tax provision	$(1,787,190)	$(1,754,826)	$(728,474)	$(2,610,558)	$(6,881,048)

	For the three months ended March 31, 2021
	Creatd Labs	Creatd Partners	Corporate	Total

Net revenue	$167,983	$575,930	$-	$743,913
Cost of revenue	242,134	625,016	-	867,150
Gross margin	(74,151)	(49,086)	-	(123,237)

Research and development	195,691	133,161	-	328,852
Marketing	1,736,257	204,266	102,132	2,042,655
Stock based compensation	365,985	361,105	843,149	1,570,239
General and administrative not including depreciation, amortization, or Impairment	124,053	214,627	1,501,135	1,932,552
Depreciation and amortization	2,753	9,175	29,271	41,199
Total operating expenses	$2,424,740	$922,333	$2,475,687	$5,822,760

Interest expense	(24,596)	-	(174,075)	(198,671)
All other expenses	-	-	(498,569)	(498,569)
Other expenses, net	(24,596)	-	(672,644)	(697,240)

Loss before income tax provision	$(2,523,487)	$(971,419)	$(3,148,331)	$(6,643,237)

Note 14 – Subsequent Events

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

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on April 6, 2022.

Overview

Creatd, Inc. (“CRTD,” “the Company,” or “Creatd”) is a company whose mission is to provide economic opportunities to creators and brands by multiplying the impact of platforms, people, and technology.

We operate four main business segments, or ‘pillars’: Creatd Labs, Creatd Partners, Creatd Ventures, and Creatd Studios. Together, Creatd’s pillars work together to create a flywheel effect, supporting our core vision of creating a viable ecosystem for all stakeholders in the creator economy.

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

Vocal

Vocal was designed to serve as a home base for digital creators of all shapes and sizes, from bloggers to podcasters, makers, musicians, photographers, and more. Vocal’s robust, proprietary technology platform provides these creators with best-in-class tools, niche (topic-specific) communities, and monetization opportunities.

Vocal facilitates creators’ monetization in numerous different ways, including i) by rewarding creators for each ‘read’ their story receives; ii) via Vocal Challenges, through which creators can win cash and other rewards; iii) by awarding Bonuses; iv) by connecting creators with brands for opportunities to collaborate on Vocal for Brands branded content campaigns; v) through ‘Subscribe,’ which enables creators to receive payment directly from their audience via monthly subscriptions and one-off microtransactions; vi) via Vocal’s Ambassador Program, which enables creators to receive additional rewards whenever they refer a new Vocal+ member.

Vocal+

Vocal+ is Vocal’s premium membership program. Subscribers pay a membership fee to access additional premium features on the platform, including: a higher rate of earnings per read, Vocal+ Challenge eligibility, use of a ‘Quick Edit’ feature for published stories, ability to receive monthly pledges from their fans, and more. The current cost of a Vocal+ membership is either $9.99 per month or $99 annually. From time to time, the Company offers Vocal+ subscriptions at a discount for a predetermined number of months as a promotion for new subscribers.

Moderation and Compliance

One of the key differentiating factors between Vocal and most other user-generated content platforms is the fact that each story submitted to Vocal is run through the Company’s proprietary moderation process before it goes live on the platform. The decision to implement moderation into the submission process was in direct response to the rise of misinformation and bad actors on many social platforms. In response to these inherent pitfalls within the content landscape, Vocal’s proprietary moderation system combines the algorithmic detection of copyrighted material, hate speech, graphic violence, and nudity with human-led curation to ensure the quality and safety of each story published on Vocal, thus fostering a safe and trustworthy environment for creators, audiences, and brands.

Trust and safety are paramount to the Vocal ecosystem. We follow best practices when handling personally identifiable information, with guidance from the European Union’s General Data Protection Regulation (GDPR), the California Consumer Privacy Act (CCPA), and the Digital Millennium Copyright Act (DMCA).

Platform Compliance Policies include:

●	Human-led, technology-assisted moderation of every story submitted;

●	Algorithmic detection of hate speech, nudity, and copyright infringement;

●	Brand, creator, and audience safety enforced through community watch; and

●	The rejection of what we consider toxic content, with the understanding that diverse opinions are encouraged.

Technology Development

Vocal’s proprietary technology is built on Keystone, the same underlying open-source framework used by industry leaders such as Atlassian, a $43-billion Australian technology company. Some of the key differentiating elements of Vocal’s technology are speed, sustainability, and scalability. The Company continues to invest heavily in research and development to continuously improve and innovate its platform, with the goal of optimizing the user experience for creators.

Additionally, the Vocal platform and its underlying technology allows us to maintain an advantageous capital-light infrastructure. By using cloud service providers, we are able to focus on platform and revenue growth rather than building and maintaining the costly internal infrastructures that have materially affected so many legacy media platforms.

Vocal’s technology has been specifically designed and built to scale without a material corresponding increase in operational costs. While our users can embed rich media, such as video, audio, and product links, into their Vocal stories, the rich media content is hosted elsewhere (such as YouTube, Instagram, Vimeo, Shopify, Spotify, etc.). Thus, our platform can accommodate rich media content of all kinds without bearing the financial or operational costs associated with hosting the rich media itself. In addition to the benefits this framework affords to the Company, it provides the additional benefit to our content creators, in that a creator can increase their monetization; for example, a creator can embed their YouTube video into a Vocal story and thus derive earnings from both platforms when their video is viewed.

Creatd Partners

Creatd Partners houses the Company’s agency businesses, with the goal of fostering partnerships between creators and brands. Creatd Partners’ offerings include: Vocal for Brands (content marketing), WHE Agency (influencer marketing), and Seller’s Choice (performance marketing). Creatd Partners leverages its network of brands and influencers, along with resources from across Creatd, to help direct-to-consumer brands achieve conversions and reach their target audiences, while driving success for all of Creatd’s stakeholders.

Vocal for Brands

All brands have a story to tell, and we leverage Vocal’s creator community to help them tell it. Vocal for Brands, Creatd’s content marketing studio, specializes in pairing leading brands with Vocal creators and influencers to produce marketing campaigns that are non-interruptive, engaging, and direct-response driven. Further, Vocal for Brands campaigns leverage Vocal’s first-party data and technology, which enables the creation of highly targeted and segmented audiences and optimized campaign results.

In addition to branded story campaigns Additionally, brands can opt to collaborate with Vocal on a sponsored Challenge, prompting the creation of high-quality stories that are centered around the brand’s mission and further disseminated through creators’ respective social channels and promotional outlets.

WHE Agency

The WHE Agency (“WHE”), acquired by Creatd in 2021, was founded by Tracy Willis with the goal of supporting top creators and influencers, by connecting them with leading family and lifestyle brands and global audiences. Today, WHE represents a roster of over 100 creators across numerous verticals, including family and lifestyle, music, entertainment, and celebrity categories. Since acquiring WHE, the Company has facilitated partnerships on influencers’ behalf with leading brands including CBS, Amazon, Target, Disney, Warby Parker, CVS, Kay Jewelers, Walmart, Gerber, Masterclass, Procter & Gamble, Nike, and NFL, among others.

Seller’s Choice

Seller’s Choice is Creatd Partners’ performance marketing agency specializing in DTC (direct-to-consumer) and e-commerce clientele. Seller’s Choice provides direct-to-consumer brands with design, development, strategy, and sales optimization services.

Creatd Ventures

Creatd Ventures houses Creatd’s portfolio of DTC e-commerce businesses. The Company supports founders by providing capital, as well as a host of services including design and development, marketing and distribution, and go-to-market strategy. Currently, the Creatd Ventures portfolio includes:

●	Camp, previously Plant Camp, a DTC food brand which creates healthy upgrades to classic comfort food favorites. Each of Camp’s products are created with hidden servings of vegetables and contain Vitamins A, C, D, E, B1 + B6. In the fourth quarter of 2021, Camp added two new products to its expanding line of healthy, veggie-based, family-friendly foods. Currently, Camp has four flavors available for purchase: Classic Cheddar Mac ‘N’ Cheese, White Cheddar Mac ‘N’ Cheese, Vegan Cheezy Mac, and Twist Veggie Pasta. Camp, which first launched in 2020, represents the first investment within the Creatd Ventures portfolio.

●	Dune Glow Remedy (“Dune”), which the Company purchased and brought to market in 2021. Dune is a beverage brand focused on promoting wellness and beauty from within. Each beverage in Dune’s product line is meticulously crafted with functional ingredients that nourish skin from the inside out and enhance one’s natural glow.

●	Basis, which was acquired by the Company in March of 2022. Basis is a hydrating electrolyte drink mix formulated using rehydration therapies developed by the World Health Organization. Historically, Basis has shown strong sales volume both on the brand’s website as well as through third-party channels such as Amazon, while continuing to expand distribution to retailers like Urban Outfitters and Erewhon Market.

Creatd Studios

The goal of Creatd Studios is to elevate creators’ stories to TV, film, books, podcasts, video, and more.

●	Transmedia Assets: With millions of compelling stories in its midst, Creatd’s technology surfaces the best candidates for transmedia adaptations, through community and creator data insights. Then, Creatd Studios helps creators tell their existing stories in new ways, by partnering them with entertainment and publishing studios to create unique content experiences that accelerate earnings, discoverability, and open doors. In 2022, Creatd Studios announced numerous upcoming production projects, including the upcoming publication of a print book featuring the winning stories from Vocal’s ‘Vocal+ Fiction Awards’ Challenge, and the launch of a new podcast, with two miniseries currently in production.

●	OG Gallery: The OG Collection is an extensive library of original artwork and imagery from the archives of some of the most iconic magazines of the 20th century. OG Gallery is an exploratory initiative aimed at identifying opportunities to propel the OG Collection into a new technological sphere: the NFT marketplace.

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

Competition

The idea for Vocal came as a response to what Creatd’s founders recognized as systemic flaws inherent to the digital media industry and its operational infrastructures. The depreciating value of digital media business models built on legacy technology platforms created a unique opportunity for the development of a creator-centric platform that could appeal to a global community and, at the same time, be capable of acquiring undervalued complimentary technology assets.

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

Recent Developments

Nasdaq Notice of Delisting; Continued Listing

On March 1, 2022, the Company received a letterfrom the staff of The Nasdaq Capital Market (the “Exchange”) notifying the Company that the Exchange has determined to delist the Company’s common stock from the Exchange based on the Company’s Market Value of Listed Securities for the 30-consecutive day period between January 15, 2022 and February 25, 2022 falling short of the requirements under Listing Rule 5550(b)(2) (the “Rule”). Although a 180-day period is typically allowed for an issuer to regain compliance, the Company was not eligible to use such compliance period, as the Exchange had instituted a Panel Monitor through March 9, 2022.

The Company pursued an appeal to the Nasdaq Hearings Panel (the “Panel”) of such determination, in accordance with the Exchange’s rules and, pursuant to such request by the Company to appeal, the delisting of the Company’s securities and the Form 25 Notification of Delisting filing was stayed pending the Panel’s decision.

On April 22, 2022, the Exchange notified the Company that the Panel has determined to continue the listing of the Company on the Exchange, subject to the following conditions: (i) on or before May 16, 2022, the Company will file its Quarterly Report on Form 10-Q for the period ended March 31, 2022 demonstrating compliance with Nasdaq Listing Rule 550(b)(1) requiring shareholders’ equity of $2.5 million and (ii) on or before August 29, 2022, the Company will file a Form 8-K documenting the successful completion of any fund-raising activity that has taken place since April 14, 2022 and the Company’s long-term compliance with the continued listing requirements of the Nasdaq Capital Market.

The Panel has advised that August 29, 2022 represents the full extent of the Panel’s discretion to grant continued listing during the time the Company is non-compliant and should the Company fail to demonstrate compliance by such date, the Panel will issue a final delist determination and the Company will be suspended from trading on the Exchange.

Registered Direct Offering

On March 7, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with thirteen accredited investors resulting in the raise of $2,659,750 in gross proceeds to the Company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell in a registered direct offering an aggregate of 1,519,857 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) together with warrants to purchase an aggregate of 1,519,857 shares of Common Stock (the “Warrants”) at an exercise price of $1.75 per share (collectively, the “Registered Direct Offering”). The warrants are immediately exercisable and will expire on March 9, 2027.

The Registered Direct Offering closed on March 9, 2022. Gross proceeds to the Company from the Registered Director Offering were $2,659,750, before deducting offering expenses, which will be used for general corporate purposes, including working capital.

The shares of Common Stock were offered and sold by the Company pursuant to a prospectus supplement filed with the Securities and Exchange Commission (the “SEC”), in connection with a takedown from the Company’s effective shelf registration statement on Form S-3, which was filed with the SEC on November 25, 2020 and subsequently declared effective on April 23, 2021 (File No. 333-250982).

Private Placement Financing

On March 1, 2022, the Company entered into securities purchase agreements with twenty-eight (28) accredited investors whereby, at the closing, such investors purchased from the Company an aggregate of (i) 1,401,457 shares of the Company’s common stock, par value $0.001 per share and (ii) 1,401,457 warrants to purchase shares of common stock, for an aggregate purchase price of $2,452,550 (the “Private Placement Financing”). Such warrants are exercisable for a term of five-years from the date of issuance, at an exercise price of $1.75 per share, and provide for cashless exercise to the extent that there is no registration statement available for the underlying shares of common stock. The Benchmark Company, LLC acted as exclusive financial advisor for the Company in connection with the Private Placement Financing and is entitled to receive 125,000 shares of common stock as compensation for its services. The closing of the Private Placement Financing occurred on March 1, 2022.

Results of Operations

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2022 compared to December 31, 2021:

	March 31, 2022	December 31, 2021	Increase / (Decrease)
Current Assets	$4,332,053	$4,475,242	$(143,189)
Current Liabilities	$6,194,866	$5,421,015	$773,851
Working Capital (Deficit)	$(1,862,813)	$(945,773)	$(917,040)

At March 31, 2022, we had a working capital deficit of $1,862,813 as compared to a working capital deficit of $945,773 at December 31, 2021, an increase in working capital deficit of $917,040. The increase is primarily attributable to a reduction in cash and an increase in accounts payable due in part to marketing-related payables as well as payables for legal and accounting fees addressing one-time corporate matters. This was offset by a decrease in notes payable.

Net Cash

Net cash used in operating activities for the three months ended March 31, 2022, and 2021, was $5,037,179 and $5,296,638, respectively. The net loss for the three months ended March 31, 2022, and 2021 was $6,881,048 and $6,643,237, respectively. The decrease in net cash used in first quarter 2022 reflects a decrease in research and development expenses, offset by an increase in general and administrative costs including consulting, legal, and accounting fees. Going forward, as the Company plans to simultaneously grow revenue while improving operational efficiency, it is anticipated that the Company’s net cash used in operating activities will consistently decrease throughout 2022.

Net cash used in investing activities for the three months ended March 31, 2022, was $50,950. This is primarily attributable to the purchase of digital assets within the Company’s NFT infrastructure, as well as the purchase of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2022, and 2021 was $4,527,972 and $412,576, respectively. During the three months ended March 31, 2022, the Company’s operations were predominantly financed by net proceeds of $4,997,301 from the sale of common stock and warrants, which were partially offset by the repayments of notes payable. Similarly, the Company’s financing activity for the three months ended March 31, 2021, generated $1,312,672 from the exercises of warrants, the proceeds of which were partially offset by repayment of notes of $985,596.

Summary of Statements of Operations for the Three Months Ended March 31, 2022, and 2021:

	Three Months Ended March 31,
	2022	2021
Revenue	$1,348,738	$743,913
Cost of revenue	$1,572,170	$867,150
Operating expenses	$(6,785,852)	$(5,822,760)
Loss from operations	$(7,009,284)	$(5,945,997)
Other income (expenses)	$128,236	$(697,240)
Net loss	$(6,881,048)	$(6,643,237)
Loss per common share – basic and diluted	$(0.36)	$(0.68)

Revenue

Revenue totaled $1,348,738 for the three months ended March 31, 2022, as compared to $743,913 for the comparable three months ended March 31, 2021, an increase of $604,825. The 81% year-over-year increase in quarterly revenue is attributable to the steady growth of both Creatd Partners (influencer and content marketing) which increased 36% year-over-year, as well as Created Labs (Vocal and technology development) which experienced a 66% increase in revenue generated as compared to the prior first quarter 2021. In addition, Creatd Ventures (e-Commerce) generated sales totaling $254,724, indicating continued revenue momentum within this segment following its initial launch with the acquisition of Plant Camp in mid-2021. Going forward, the Company anticipates continued momentum as Creatd Partners expands its influencer marketing capabilities and methodically increases its average revenue per brand campaign; as Creatd Labs increases conversion from freemium to Vocal+ subscriptions with advancements in its technology development and offerings; as Creatd Ventures expands the marketing visibility of its March 2022 acquisition of its latest direct-to-consumer brand acquisition, Basis, and establishes new and expanded distribution of Dune and Camp. In addition, during 2022, Creatd anticipates its first material revenue contribution from its fourth business segment Creatd Studios (Transmedia production).

Cost of Revenue

Cost of revenue for the three months ended March 31, 2022, were $1,572,170 as compared to $867,150 for the three months ended March 31, 2021. The increase of $705,020 in cost of revenue is related to the establishment and operational launch of Creatd Ventures, which recently began contributing material revenues. Additionally, the increase is attributable to expansion of the Company’s moderation and content development teams, a byproduct of increased Vocal+ membership volume combined with the additional sales and talent management personnel associated with Creatd Partners. The Company expects the gross margin to improve over time as it continues to grow and improve upon a self-sustaining, organically driven revenue model across its business segments.

Operating Expenses

Operating expenses for the three months ended March 31, 2022, were $6,785,852 as compared to $5,822,760 for the three months ended March 31, 2021. The increase of $963,092 in operating expenses is mainly related to general and administrative (“G&A”) cost increases, predominantly due to an increase in headcount and related personnel expenses as well as costs related to the Company’s expanded presence in key markets, which contributed to an increase in office rent and related moving expenses. G&A was further impacted by a non-recurring increase in consulting expenses, site development, and recruiting fees. The year-over-year increase in first quarter G&A was offset in part by a decrease in research and development expenditure and stock based compensation.

During the first quarter 2022, the company’s non-cash charges totaled $1,080,792, a $489,447 decrease from first quarter 2021. This amount represents stock based compensation expenses related to the vesting of past stock option grants to senior management and board members, which vest over multiple years, and stock-based fees to service providers that opted for stock in lieu of cash.

The Company expects expenditures to decrease over coming quarters as the Company normalizes its marketing costs and scrutinizes many of the contributing expenses within G&A.

Loss from Operations

Loss from operations for the three months ended March 31, 2022, was $7,009,284 as compared to $5,945,997 for the three months ended March 31, 2021. The $1,063,287 increase in the loss from operations this quarter primarily reflects the nearly doubling year over year of Company personnel to 60 professionals. In addition, short-term consulting and other services that were required during the quarter to address one-time needs heightened expenses. Going forward, the Company expects the loss from operations to decrease as revenues continue to increase and expenses achieve normalcy levels.

Other Income and (Expenses)

Other income (expenses) for the three months ended March 31, 2022, were $128,236 as compared to $(697,240) for the three months ended March 31, 2021. The increase in first quarter 2022 other income was predominantly due to a decrease in an accretion of debt discount and issuance cost, an elimination of derivative expense, and a decrease in interest expense.

Net Loss

Net loss for the three months ended March 31, 2022, was $6,881,048, as compared to a net loss of $6,643,237 for the three months ended March 31, 2021.

Net loss attributable to common shareholders for the three months ended March 31, 2022, was $6,334,890, or loss per share of $0.36, as compared to a net loss attributable to common shareholders of $6,643,237, or loss per share of $0.68, for the three months ended March 31, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements.

Significant Accounting Policies

Our significant accounting policies are described in Note 2 of the Financial Statements. If we complete an acquisition, we will be required to make estimates and assumptions typical of other companies. For example, we will be required to make critical accounting estimates related to valuation and accounting for business combinations. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates. For detailed information regarding our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies and estimates from those disclosed in our most recent Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposures to market risk since December 31, 2021. For details on the Company’s interest rate, foreign currency exchange, and credit risks, see “Item 7A. Quantitative and Qualitative Information About Market Risks” in our 2021 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, throughout 2021 and into 2022, the Company continues the complete review of all of its financial procedures and controls and is continuing the process of updating and optimizing its infrastructure around these controls. Over the past year, the Company has hired additional finance and accounting personnel, significantly improving the segregation of duties within that department and providing additional bandwidth for management to focus on improving controls and procedures. This review is ongoing, and the Company believes that this process will continue to positively affect our internal control over financial reporting in the future.

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

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our most recent Annual Report on Form 10-K for the year ended December 31, 2021, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2022, we issued securities that were not registered under the Securities Act and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q as listed below. All of the securities discussed in this Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

Consultant Shares

During the three months ended March 31, 2022, the Company issued 113,420 shares of Common Stock to consultants and employees.

Debt Conversion

During the three months ended March 31, 2022, a lender converted $168,850 in promissory notes into 109,435 shares of Common Stock.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on March 3, 2022).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on March 9, 2022).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on March 3, 2022).

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on March 9, 2022).

17.1	Letter of resignation of Mark Standish (incorporated by reference to Exhibit 17.1 to the Company’s current report on Form 8-K filed with the Commission on February 18, 2022).

17.2	Letter of resignation of Leonard Schiller (incorporated by reference to Exhibit 17.2 to the Company’s current report on Form 8-K filed with the Commission on February 18, 2022).

17.3	Letter of resignation of LaBrena Martin (incorporated by reference to Exhibit 17.3 to the Company’s current report on Form 8-K filed with the Commission on February 18, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

#	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATD, INC.

Date: May 16, 2022	By:	/s/ Laurie Weisberg
	Name:	Laurie Weisberg
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Chelsea Pullano
	Name:	Chelsea Pullano
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)