Form 10-Q
period 2022-06-30
Creatd, Inc.
filed 2022-08-15
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

Yes ☐ No ☒

As of August 15, 2022, the registrant had 20,361,758 shares of its common stock, par value $0.001 per share, outstanding.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Creatd, Inc.

June 30, 2022

Creatd, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)

Assets

Current Assets
Cash	$1,556,663	$3,794,734
Accounts receivable, net	379,312	337,440
Inventory	429,754	106,403
Marketable securities	48,646	-
Prepaid expenses and other current assets	186,883	236,665
Total Current Assets	2,601,258	4,475,242

Property and equipment, net	250,915	102,939
Intangible assets	2,526,763	2,432,841
Goodwill	1,383,785	1,374,835
Deposits and other assets	1,169,329	718,951
Minority investment in businesses	-	50,000
Operating lease right of use asset	2,197,394	18,451

Total Assets	$10,129,444	$9,173,259

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$4,899,108	$3,730,540
Share liability	31,080	-
Convertible Notes, net of debt discount and issuance costs	2,291,010	159,193
Current portion of operating lease payable	149,830	18,451
Note payable, net of debt discount and issuance costs	1,863,831	1,278,672
Deferred revenue	262,583	234,159

Total Current Liabilities	9,497,442	5,421,015

Non-current Liabilities:
Note payable	31,417	63,992
Operating lease payable	2,100,818	-

Total Non-current Liabilities	2,132,235	63,992

Total Liabilities	11,629,677	5,485,007

Commitments and contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value: 20,000,000 shares authorized
Series E Preferred stock, $0.001 par value: 8,000 shares authorized; 500 and 500 shares issued and outstanding, respectively	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 20,254,839 issued and 20,249,182 outstanding as of June 30, 2022 and 16,691,170 Outstanding 16,685,513 outstanding as of December 31, 2021	20,255	16,691
Additional paid in capital	122,068,892	111,563,618
Less: Treasury stock, 5,657 and 5,657 shares, respectively	(62,406)	(62,406)
Accumulated deficit	(124,314,530)	(109,632,574)
Accumulated other comprehensive income	(107,881)	(78,272)
Total Creatd, Inc. Stockholders’ Equity	(2,395,670)	1,807,057
Non-controlling interest in consolidated subsidiaries	895,437	1,881,195
	(1,500,233)	3,688,252

Total Liabilities and Stockholders’ Equity (Deficit)	$10,129,444	$9,173,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Net revenue	$1,625,901	$970,857	$2,974,639	$1,714,770

Cost of revenue	1,794,419	731,309	3,366,589	1,940,715

Gross margin (loss)	(168,518)	239,548	(391,950)	(225,945)

Operating expenses
Research and development	224,512	56,598	451,166	385,450
Marketing	1,277,510	4,194,524	3,369,531	6,237,179
Stock based compensation	2,141,218	1,940,250	3,222,010	3,510,489
General and administrative	4,181,666	2,428,971	7,568,051	3,967,729

Total operating expenses	7,824,906	8,620,343	14,610,758	14,100,847

Loss from operations	(7,993,424)	(8,380,795)	(15,002,708)	(14,326,792)

Other income (expenses)
Other income	-	-	99	-
Interest expense	(20,360)	(60,760)	(34,256)	(259,431)
Accretion of debt discount and issuance cost	(623,531)	(354,199)	(647,008)	(851,364)
Derivative expense	-	-	-	(100,502)
Change in derivative liability	-	(65,442)	3,729	(262,831)
Impairment of investment	(50,000)	(62,733)	(50,000)	(62,733)
Settlement of vendor liabilities	(17,392)	-	(2,867)	92,909
Gain on extinguishment of debt	-	82,431	-	286,009
Loss on marketable securities	(231)	-	(231)	-
Gain on extinguishment of debt	-	-	147,256	-
Gain on forgiveness of debt	-	279,022	-	279,022

Other income (expenses), net	(711,514)	(181,681)	(583,278)	(878,921)

Loss before income tax provision	(8,704,938)	(8,562,476)	(15,585,986)	(15,205,713)

Income tax provision	-	-	-	-

Net loss	(8,704,938)	(8,562,476)	(15,585,986)	(15,205,713)

Non-controlling interest in net loss	367,872	432	985,758	432

Net Loss attributable to Creatd, Inc.	(8,337,066)	(8,562,044)	(14,600,228)	(15,205,281)

Deemed dividend	-	(410,750)	(81,728)	(410,750)

Net loss attributable to common shareholders	$(8,337,066)	$(8,972,794)	$(14,681,956)	$(15,616,031)

Comprehensive loss

Net loss	(8,704,938)	(8,562,476)	(15,585,986)	(15,205,713)

Currency translation gain (loss)	(24,659)	(552)	(29,609)	(7,863)

Comprehensive loss	$(8,729,597)	$(8,563,028)	$(15,615,595)	$(15,213,576)

Per-share data
Basic and diluted loss per share	$(0.41)	$(0.81)	$(0.77)	$(1.49)

Weighted average number of common shares outstanding	20,233,585	11,081,354	18,977,745	10,465,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended June 30, 2022

(Unaudited)

	Series E Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Accumulated	Non-Controlling	Other Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income	(Deficit)

Balance, April 1, 2022	500	$-	19,915,090	$19,915	(5,657)	$(62,406)	$117,949,487	$(115,977,464)	$1,263,309	$(83,222)	$3,109,619

Stock based compensation	-	-	289,749	290	-	-	2,186,865	-	-	-	2,187,155

Shares issued for prepaid services	-	-	50,000	50	-	-	37,150	-	-	-	37,200

Stock warrants issued with note payable	-	-	-	-	-	-	1,895,390	-	-	-	1,895,390

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(24,659)	(24,659)

Net loss for the three months ended June 30, 2022	-	-	-	-	-	-	-	(8,337,066)	(367,872)	-	(8,704,938)

Balance, June 30, 2022	500	$-	20,254,839	$20,255	(5,657)	$(62,406)	$122,068,892	$(124,314,530)	$895,437	$(107,881)	$(1,500,233)

The accompanying notes are an integral part of these consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2022

(Unaudited)

	Series E Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Accumulated	Non-Controlling	Other Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income	(Deficit)

Balance, January 1, 2022	500	$-	16,691,170	$16,691	(5,657)	$(62,406)	$111,563,618	$(109,632,574)	$1,881,195	$(78,272)	$3,688,252

Stock based compensation	-	-	307,920	308	-	-	3,254,456	-	-	-	3,254,764

Shares issued for prepaid services	-	-	100,000	100	-	-	106,100	-	-	-	106,200

Stock warrants issued with note payable	-	-	-	-	-	-	1,895,390	-	-	-	1,895,390

Cash received for common stock and warrants, net of $115,000 of issuance costs	-	-	3,046,314	3,046	-	-	4,994,254	-	-	-	4,997,300

Common stock issued upon conversion of notes payable	-	-	109,435	110	-	-	173,346	-	-	-	173,456

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(29,609)	(29,609)

Dividends	-	-	-	-	-	-	81,728	(81,728)	-	-	-

Net loss for the six months ended June 30, 2022	-	-	-	-	-	-	-	(14,600,228)	(985,758)	-	(15,585,986)

Balance, June 30, 2022	500	$-	20,254,839	$20,255	(5,657)	$(62,406)	$122,068,892	$(124,314,530)	$895,437	$(107,881)	$(1,500,233)

The accompanying notes are an integral part of these consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended June 30, 2021

(Unaudited)

	Series E Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Accumulated	Non-Controlling	Other Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income	(Deficit)
Balance, April 1, 2021	1,088	$1	10,925,026	$10,925	5,657	$(62,406)	$80,633,380	$(78,572,159)	$-	$(44,545)	$1,965,196

Stock based compensation	-	-	89,050	89	-	-	2,064,575	-	-	-	2,064,664

Conversion of warrants to stock	-	-	18,259	18	-	-	(18)	-	-	-	-

Stock warrants issued with note payable	-	-	-	-	-	-	1,601,452	-	-	-	1,601,452

Cash received for common stock	-	-	750,000	750	-	-	2,212,750	-	-	-	2,213,500

Shares issued for prepaid services	-	-	10,000	10	-	-	34,490	-	-	-	34,500

Common stock issued upon conversion of notes payable	-	-	55,631	56	-	-	173,964	-	-	-	174,020

Conversion of preferred series E to stock	(40)	-	9,709	10	-	-	(10)	-	-	-	-

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(552)	(552)

Non-controlling interest in consolidated subsidiary from acquisition	-	-	-	-	-	-	-	-	56,865	-	56,865

Dividends	-	-	-	-	-	-	410,750	(410,750)	-	-	-

Net loss for the three months ended June 30, 2021	-	-	-	-	-	-	-	(8,562,044)	(432)	-	(8,562,476)

Balance, June 30, 2021	1,048	$1	11,857,675	$11,858	5,657	$(62,406)	$87,131,333	$(87,544,953)	$56,433	$(45,097)	$(452,831)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2021

(Unaudited)

	Series E Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Subscription	Accumulated	Non-Controlling	Other Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Interest	Income	(Deficit)
Balance, January 1, 2021	7,738	$8	8,736,378	$8,737	5,657	$(62,406)	$77,505,013	$(40,000)	$(71,928,922)	$-	$(37,234)	$5,445,196

Stock based compensation	-	-	201,311	201	-	-	3,410,380	-	-	-	-	3,410,581

Shares issued for prepaid services	-	-	50,000	50	-	-	226,450	-	-	-	-	226,500

Shares issued to settle vendor liabilities	-	-	44,895	45	-	-	181,341	-	-	-	-	181,386

Common stock issued upon conversion of notes payable	-	-	120,959	121	-	-	316,699	-	-	-	-	316,820

Exercise of warrants to stock	-	-	320,693	321	-	-	1,272,350	-	-	-	-	1,272,671

Cash received for common	-	-	750,000	750	-	-	2,212,750	-	-	-	-	2,213,500

Cash received for preferred series E and warrants	40	-	-	-	-	-	(4,225)	40,000	-	-	-	35,775

Conversion of preferred series E to stock	(6,730)	(7)	1,633,439	1,633	-	-	(1,626)	-	-	-	-	-

Stock warrants issued with note payable	-	-	-	-	-	-	1,601,451	-	-	-	-	1,601,451

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	(7,863)	(7,863)

Non-controlling interest in consolidated subsidiary from acquisition	-	-	-	-	-	-	-	-	-	56,865	-	56,865

Dividends	-	-	-	-	-	-	410,750	-	(410,750)	-	-	-

Net loss for the six months ended June 30, 2021	-	-	-	-	-	-	-	-	(15,205,281)	(432)	-	(15,205,713)

Balance, June 30, 2021	1,048	$1	11,857,675	$11,858	5,657	$(62,406)	$87,131,333	$-	$(87,544,953)	$56,433	$(45,097)	$(452,831)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,585,986)	$(15,205,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	283,947	91,042
Impairment of investment	50,000	62,733
Impairment of intangible assets	7,531
Accretion of debt discount and issuance cost	647,008	851,364
Share-based compensation	3,349,362	3,510,489
Bad debt expense	53,166	-
Gain on Forgiveness of debt	(147,256)	(279,022)
Settlement of vendor liabilities	2,867	(92,909)
Change in fair value of derivative liability	(3,729)	262,831
Derivative Expense	-	100,502
Loss on marketable securities	231	-
Gain on extinguishment of debt	-	(286,009)
Non cash lease expense	71,705	39,717
Changes in operating assets and liabilities:
Prepaid expenses	66,090	(742,565)
Inventory	(128,986)	-
Accounts receivable	(86,286)	(186,420)
Deposits and other assets	(450,378)	63,356
Deferred revenue	28,424	119,209
Accounts payable and accrued expenses	1,240,585	734,643
Operating lease liability	(18,451)	(39,826)
Net Cash Used In Operating Activities	(10,620,156)	(10,996,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(170,544)	(25,650)
Deposits	-	(100,000)
Cash paid for minority investment in business	-	(150,000)
Cash paid for investments in marketable securities	(48,878)
Cash consideration for acquisition	44,977	(469,768)
Purchases of digital assets	(192,795)	-
Net Cash Used In Investing Activities	(367,240)	(745,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrant	-	1,312,672
Net proceeds from issuance of notes	1,277,614	199,788
Repayment of notes	(1,258,442)	(276,838)
Proceeds from issuance of convertible note	3,874,736	3,460,491
Repayment of convertible notes	(112,275)	(941,880)
Proceeds from issuance of common stock and warrants	4,997,301	2,213,500
Net Cash Provided By Financing Activities	8,778,934	5,967,733

Effect of exchange rate changes on cash	(29,609)	(7,863)

Net Change in Cash	(2,238,071)	(5,782,126)

Cash - Beginning of period	3,794,734	7,906,782

Cash - End of period	$1,556,663	$2,124,656

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$139,000	$55,276

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of vendor liabilities	$20,297	$168,667
Warrants issued with debt	$1,895,390	$1,601,452
Issuance of common stock for prepaid services	$106,200	$226,500
Operating Lease liability incurred for right-of-use asset	$2,250,648	$-
Deferred offering costs	$-	$4,225
Common stock and warrants issued upon conversion of notes payable	$173,456	$316,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

June 30, 2022

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

As of June 30, 2022, the Company’s consolidated subsidiaries and/or entities are as follows:

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

The Company’s Level 1 assets/liabilities include cash, accounts receivable, marketable trading securities, accounts payable, marketable trading securities, prepaid and other current assets, line of credit and due to related parties. Management believes the estimated fair value of these accounts at June 30, 2022 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

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

The following tables provides a summary of the relevant assets that are measured at fair value on a recurring basis:

Fair Value Measurements as of

June 30, 2022

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities - equity securities	$48,646	$48,646	$-	$-
Total assets	$48,646	$48,646	$-	$-

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of June 30, 2022 are $48,646.

The change in net realized depreciation on equity trading securities that has been included in other expenses for the six months ended June 30, 2022 and 2021 was $(231) and $0, respectively.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) or Financial Claims Scheme (“FCS”) insurable limits. The Company has never experienced any losses related to these balances. As of June 30, 2022, cash amounts in excess of $250,000 were not fully insured. The uninsured cash balance as of June 30, 2022, was $414,055. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company provides credit in the normal course of business. The Company maintains allowances for credit losses on factors surrounding the credit risk of specific customers, historical trends, and other information.

The Company operates in Australia and holds total assets of $1,029,137. It is reasonably possible that operations located outside an entity’s home country will be disrupted in the near term.

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

Long-lived Assets Including Goodwill and Other Acquired Intangible Assets

We evaluate the recoverability of property and equipment, acquired finite-lived intangible assets and, purchased infinite life digital assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. Digital assets accounted for as intangible assets are subject to impairment losses if the fair value of digital assets decreases other than temporary below the carrying value. The fair value is measured using the quoted price of the crypto asset at the time its fair value is being measured. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. During the three and six months ended June 30, 2022, the Company recorded an impairment charge of $7,531 for intangible assets.

Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. We routinely review the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If we change the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life. The remaining weighted average life of the intangible assets are 6.32 years.

Scheduled amortization over the next five years are as follows:

Twelve months ending June 30,

2023	$489,968
2024	418,007
2025	276,960
2026	249,079
2027	206,743
Thereafter	691,296
Total	2,332,053

Intangible assets not subject to amortization	194,710
Total Intangible Assets	$2,526,763

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

The following table sets forth a summary of the changes in goodwill for the six months ended June 30, 2022.

For the six months ended June 30, 2022
Total
As of January 1, 2022	$1,374,835
Goodwill acquired in a business combination	8,950
Impairment of goodwill	-
As of June 30, 2022	$1,383,785

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

Shipping and Handling Costs

The Company classifies freight billed to customers as sales revenue and the related freight costs as cost of revenue.

Revenue Recognition

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price. The transaction price for any given subscriber could decrease based on any payments made to that subscriber. A subscriber may be eligible for payment through one or more of the monetization features offered to Vocal creators, including earnings through reads (on a cost per mile basis) and cash prizes offered to Challenge winners;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, we satisfy a performance obligation.

Revenue disaggregated by revenue source for the three and six months ended June 30, 2022 and 2021 consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Agency (Managed Services, Branded Content, & Talent Management Services)	$587,916	$488,836	$1,171,057	$917,136
Platform (Creator Subscriptions)	400,367	451,965	908,600	758,867
Ecommerce	634,966	5,526	889,690	5,526
Affiliate Sales	2,652	7,798	5,292	15,806
Other Revenue	-	16,732	-	17,435
	$1,625,901	$970,857	$2,974,639	$1,714,770

The Company utilizes the output method to measures the results achieved and value transferred to a customer over time. Timing of revenue recognition for the three and six months ended June 30, 2022 and 2021 consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Products and services transferred over time	$988,283	$940,801	$2,079,657	$1,676,003
Products transferred at a point in time	637,618	30,056	894,982	38,767
	$1,625,901	$970,857	$2,974,639	$1,714,770

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

Deferred Revenue

Deferred revenue consists of billings and payments from clients in advance of revenue recognition. The Company has two types of deferred revenue, subscription revenue whereas the revenue is recognized over the subscription period and contract liabilities where the performance obligation was not satisfied. The Company will recognize the deferred revenue within the next twelve months. As of June 30, 2022, the Company had deferred revenue of $262,583.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried when the Company has performed the work in accordance with managed services, project, partner, consulting and branded content agreements. For example, we bill a managed service client monthly when we have updated their Amazon store, modified SEO or completed the other services listed in the agreement. For projects and branded content, we will bill the client and record the receivable once milestones are reached that are set in the agreement. We make estimates for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers. During the six months ended June 30, 2022, the Company recorded $53,166, as a bad debt expense. During six months ended June 30, 2022, the Company wrote off $81,925 of allowance for doubtful accounts. As of June 30, 2022, the Company has an allowance for doubtful accounts of $239,313

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. Inventories are periodically evaluated to identify obsolete or otherwise impaired products and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used. As of June 30, 2022, the Company has no valuation allowance.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three and six months ended June 30, 2022 and 2021 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at June 30, 2022 and 2021:

	June 30,
	2022	2021
Series E preferred	121	254
Options	2,994,267	2,363,187
Warrants	8,607,661	7,496,070
Convertible notes	2,000,000	1,008,798
Totals	11,602,049	10,868,309

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

Recent Accounting Guidance Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU-2016-13”). ASU 2016-13 affects loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. On October 16, 2019, FASB approved a final ASU delaying the effective date of ASU 2016-13 for small reporting companies to interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The Company does not believe the adoption will have a material impact on the Company’s condensed consolidated financial statements. The adoption of the guidance will affect disclosers and estimates around accounts receivable.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. ASU 2020-06 is effective for the fiscal year beginning after December 15, 2022, including interim periods within that fiscal year. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.

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

As reflected in the condensed consolidated financial statements, as of June 30, 2022, the Company had an accumulated deficit of $124 million, a net loss of $15.6 million and net cash used in operating activities of $10.6 million for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Note 4 – Inventory

Inventory was comprised of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Raw Materials	$206,510	$-
Packaging	16,504	2,907
Finished goods	206,740	103,496
	$429,754	$106,403

Note 5 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	June 30, 2022	December 31, 2021
Computer Equipment	$383,665	$353,880
Furniture and Fixtures	195,289	102,416
Leasehold Improvements	47,616	11,457
	640,134	467,753
Less: Accumulated Depreciation	(389,219)	(364,814)
	$250,915	$102,939

Depreciation expense was $24,405 and $20,094 for the six months ended June 30, 2022 and 2021, respectively.

Note 6 – Notes Payable

Notes payable as of June 30, 2022 and December 31, 2021 is as follows:

	Outstanding Principal as of
	June 30, 2022	December 31, 2021	Interest Rate	Maturity Date
Seller’s Choice Note	$-	$660,000	30%	September 2020
The April 2020 PPP Loan Agreement	198,577	198,577	1%	May 2022
The First December 2021 Loan Agreement	98,025	185,655	10%	June 2023
The Second December 2021 Loan Agreement	308,113	313,979	14%	June 2022
The First February 2022 Loan Agreement	156,513	-	14%	June 2022
First Denver Bodega LLC Loan	45,507	-	-%	March 2025
The First May 2022 Loan Agreement	563,462	-	-%	December 2022
The Second May 2022 Loan Agreement	301,125	-	-%	November 2022
The Third May 2022 Loan Agreement	20,282	-	-%	November 2022
The Fourth May 2022 Loan Agreement	35,170	-	-%	November 2022
The June 2022 Loan Agreement	539,600	-	-%	November 2022
	(2,266,374)	1,358,211
Less: Debt Discount	(371,126)	(15,547)
Less: Debt Issuance Costs	-	-
	1,895,248	1,342,664
Less: Current Debt	(1,863,831)	(1,278,672)
Total Long-Term Debt	$31,417	$63,992

Seller’s Choice Note

On September 11, 2019, the Company entered into Seller’s Choice Purchase Agreement with Home Revolution LLC. As a part of the consideration provided pursuant to the Seller’s Choice Acquisition, the Company issued the Seller’s Choice Note to the Seller in the principal amount of $660,000. The Seller’s Choice Note bears interest at a rate of 9.5% per annum and is payable on March 11, 2020 (the “Seller’s Choice Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts become due. Upon maturity the Company utilized an automatic extension up to 6 months. This resulted in a 5% increase in the interest rate every month the Seller’s Choice Note is outstanding. As of December 31, 2021, the Company was in default on the Seller’s Choice note.

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

During the six months ended June 30, 2022, the Company accrued interest of $2,312.

The Company is in the process of returning the funds received from the Loan.

As of June 30, 2022, the Loan is in default, and the lender may require immediate payment of all amounts owed under the Loan or file suit and obtain judgment.

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

During the six months ended June 30, 2022, the Company repaid $87,630 in principal.

The Second December 2021 Loan Agreement

On December 14, 2021, the Company entered into a secured loan agreement (the “Second December 2021 Loan Agreement”) with a lender (the “Second December 2021 Lender”), whereby the Second December 2021 Lender issued the Company a secured promissory note of $438,096 AUD or $329,127 United States Dollars (the “Second December 2021 Note”). Pursuant to the Second December 2021 Loan Agreement, the Second December 2021 Note has an effective interest rate of 14%. The maturity date of the Second December 2021 Note is June 30, 2022 (the “Second December 2021 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the Second December 2021 Loan Agreement are due. The Company has the option to extend the Maturity date by 60 days. The loan is secured by the Australian research & development credit.

During the six months ended June 30, 2022, the Company accrued $31,052 AUD in interest.

As of the date of this filing the Company has exercised its option to extend the maturity date to August 29, 2022.

The First February 2022 Loan Agreement

On February 22, 2022, the Company entered into a secured loan agreement (the “First February 2022 Loan Agreement”) with a lender (the “First February 2022 Lender”), whereby the First February 2022 Lender issued the Company a secured promissory note of $222,540 AUD or $159,223 United States Dollars (the “First February 2022 Note”). Pursuant to the First February 2022 Loan Agreement, the First February 2022 Note has an effective interest rate of 14%. The maturity date of the First February 2022 Note is June 30, 2022 (the “First February 2022 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the First February 2022 Loan Agreement are due. The Company has the option to extend the Maturity date by 60 days. The loan is secured by the Australian research & development credit.

During the six months ended June 30, 2022, the Company accrued $10,926 AUD in interest.

As of the date of this filing the Company has exercised its option to extend the maturity date to August 29, 2022.

Denver Bodega LLC Notes payable

On March 7, 2022, The Company acquired five note payable agreements from the acquisition of Denver Bodega LLC. See note 12. The total liabilities of these notes amounted to $293,888. During the six months ended June 30, 2022, the Company repaid $248,381. As of June 30, 2022, the Company has one note outstanding. This note has a principal balance of $45,507, bears interest at 5%, and requires 36 monthly payments of $1,496.

The First May 2022 Loan Agreement

On May 9, 2022, the Company entered into a loan agreement (the “First May 2022 Loan Agreement”) with a lender (the “First May 2022 Lender”), whereby the First May 2022 Lender issued the Company a promissory note of $693,500 (the “First May 2022 Note”). The Company received cash proceeds of $455,924. Pursuant to the First May 2022 Loan Agreement, the First May 2022 Note has an effective interest rate of 34%. The maturity date of the First May 2022 Note is December 18, 2022 (the “First May 2022 Maturity Date”). The Company is required to make weekly payment of $21,673. The First May 2022 Note is secured by officers of the Company.

The Company recorded a $237,576 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the six months ended June 30, 2022, the Company repaid $130,038 in principal.

The Second May 2022 Loan Agreement

On May 9, 2022, the Company entered into a loan agreement (the “Second May 2022 Loan Agreement”) with a lender (the “Second May 2022 Lender”), whereby the Second May 2022 Lender issued the Company a promissory note of $401,500 (the “Second May 2022 Note”). The Company received cash proceeds of $263,815. Pursuant to the Second May 2022 Loan Agreement, the Second May 2022 Note has an effective interest rate of 34%. The maturity date of the Second May 2022 Note is November 20, 2022 (the “Second May 2022 Maturity Date”). The Company is required to make weekly payment of $14,339. The Second May 2022 Note is secured by officers of the Company.

The Company recorded a $137,685 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the six months ended June 30, 2022, the Company repaid $100,375 in principal.

The Third May 2022 Loan Agreement

On May 25, 2022, the Company entered into a loan agreement (the “Third May 2022 Loan Agreement”) with a lender (the “Third May 2022 Lender”), whereby the Third May 2022 Lender issued the Company a promissory note of $23,900 (the “Third May 2022 Note”). Pursuant to the Third May 2022 Loan Agreement, the Third May 2022 Note has an effective interest rate of 20%. The maturity date of the Third May 2022 Note is November 23, 2022 (the “Third May 2022 Maturity Date”). The Company is required to make monthly payments of $3,067.

During the six months ended June 30, 2022, the Company repaid $3,618 in principal.

The Fourth May 2022 Loan Agreement

On May 26, 2022, the Company entered into a loan agreement (the “Fourth May 2022 Loan Agreement”) with a lender (the “Fourth May 2022 Lender”), whereby the Fourth May 2022 Lender issued the Company a promissory note of $40,000 (the “Fourth May 2022 Note”). Pursuant to the Fourth May 2022 Loan Agreement, the Fourth May 2022 Note has an effective interest rate of 20%. The maturity date of the Fourth May 2022 Note is November 23, 2022 (the “Fourth May 2022 Maturity Date”).

During the six months ended June 30, 2022, the Company repaid $4,829 in principal.

The June 2022 Loan Agreement

On June 17, 2022, the Company entered into a loan agreement (the “June 2022 Loan Agreement”) with a lender (the “June 2022 Lender”), whereby the June 2022 Lender issued the Company a promissory note of $568,000 (the “June 2022 Note”). The Company received cash proceeds of $378,000. Pursuant to the June 2022 Loan Agreement, the June 2022 Note has an effective interest rate of 33%. The maturity date of the June 2022 Note is November 4, 2022 (the “June 2022 Maturity Date”). The Company is required to make weekly payment of $28,400. The June 2022 Note is secured by officers of the Company.

The Company recorded a $190,000 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the six months ended June 30, 2022, the Company repaid $28,400 in principal.

Note 7 – Convertible Notes Payable

Convertible notes payable as of June 30, 2022, is as follows:

	Outstanding Principal as of					Warrants granted
	June 30, 2022	Interest Rate	Conversion Price		Maturity Date	Quantity	Exercise Price
The Second February 2022 Loan Agreement	$224,888	11%	-	(*)	February-23	-	-
The May 2022 Convertible Loan Agreement	115,163	11%	-	(*)	May-23	-	-
The May 2022 Convertible Note Offering	4,000,000	18%	2.00	(*)	November-22	4,000,000	$3.00 – $6.00
	4,340,051
Less: Debt Discount	(1,944,282)
Less: Debt Issuance Costs	(104,759)
	2,291,010

(*)	As subject to adjustment as further outlined in the notes

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

During the six months ended June 30, 2022, the July 2021 Note became convertible. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Binomial model at the conversion date. The conversion feature of July 2021 Note gave rise to a derivative liability of $100,532. The Company recorded this as a debt discount. The debt discount is charged to accretion of debt discount over the remaining term of the convertible note.

During the six months ended June 30, 2022, the note holder converted $168,850 of principal and $4,605 of interest into 109,435 shares of the Company’s common stock. The unamortized debt discount of $96,803 was recorded to extinguishment of debt due to conversion.

The Second February 2022 Loan Agreement

On February 22, 2022, the Company entered into a loan agreement (the “Second February 2022 Loan Agreement”) with a lender (the “Second February 2022 Lender”), whereby the Second February 2022 Lender issued the Company a promissory note of $337,163 (the “Second February 2022 Note”). Pursuant to the Second February 2022 Loan Agreement, the Second February 2022 Note has an interest rate of 11%. The maturity date of the Second February 2022 Note is February 22, 2023 (the “Second February 2022 Maturity Date”). The Company is required to make 10 monthly payments of $37,425.

Upon default the May 2022 Note is convertible into shares of the Company’s common stock, par value $0.001 per share (“Conversion Shares”) equal to 75% of average the lowest three trading prices of the Company’s common stock on the ten-trading day immediately preceding the date of the respective conversion.

The Company recorded a $37,163 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the six months ended June 30, 2022, the Company repaid $112,275 in principal.

The May 2022 Convertible Loan Agreement

On May 20, 2022, the Company entered into a loan agreement (the “May 2022 Loan Agreement”) with an individual (the “May 2022 Lender”), whereby the May 2022 Lender issued the Company a promissory note of $115,163 (the “July 2021 Note”). Pursuant to the Third May 2022 Loan Agreement, the Third May 2022 Note has an interest rate of 11%. The May 2022 Note matures on the first (12th) month anniversary of its issuance date.

Upon default the May 2022 Note is convertible into shares of the Company’s common stock, par value $0.001 per share (“Conversion Shares”) equal to 75% of average the lowest three trading prices of the Company’s common stock on the ten-trading day immediately preceding the date of the respective conversion.

The Company recorded a $15,163 debt discount relating to an original issue discount The debt discount and debt issuance costs are being accreted over the life of the note to accretion of debt discount and issuance cost.

The May 2022 Convertible Note Offering

During May of 2022, the Company conducted multiple closings of a private placement offering to accredited investors (the “May 2022 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “May 2022 Investors”) for aggregate gross proceeds of $4,000,000. The May 2022 convertible notes are convertible into shares of the Company’s common stock, par value $.001 per share at a conversion price of $2.00 per share. As additional consideration for entering in the May 2022 Convertible Note Offering, the Company issued 4,000,000 warrants of the Company’s common stock. The May 2022 Convertible Note matures on November 30, 2022.

The Company recorded a $1,895,391 debt discount relating to 4,000,000 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost.

The Company recorded a $399,964 debt discount relating to an original issue discount and $125,300 of debt issuance costs related to fees paid to vendors relating to the offering. The debt discount and debt issuance costs are being accreted over the life of the note to accretion of debt discount and issuance cost.

Note 8 – Related Party

Equity raises

During the six months ended June 30, 2022, the company conducted two equity raises in which officers, directors, employees, and an affiliate of an officer cumulatively invested $421,001 for 240,571 shares of common stock and 240,571 warrants to purchase common stock.

Officer compensation

During the six months ended June 30, 2022 and 2021, the Company paid $48,655 and $72,328, respectively for living expenses for officers of the Company.

Note 9 – Derivative Liabilities

The Company has identified derivative instruments arising from convertible notes that have an option to convert at a variable number of shares in the Company’s convertible notes payable during the six months ended June 30, 2022. For the terms of the conversion features see Note 7. The Company had no derivative assets measured at fair value on a recurring basis as of June 30, 2022.

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

Expected term: The Company’s remaining term is based on the remaining contractual maturity of the convertible notes.

The following are the changes in the derivative liabilities during the six months ended June 30, 2022.

	Six Months Ended June 30, 2022
	Level 1	Level 2	Level 3
Derivative liabilities as January 1, 2022	$-	$-	$-
Addition	-	-	100,532
Changes in fair value	-	-	(3,729)
Extinguishment	-	-	(96,803)
Derivative liabilities as June 30, 2022	$-	$-	$-

Note 10 – Stockholders’ Equity

Shares Authorized

The Company is authorized to issue up to one hundred and twenty million (120,000,000) shares of capital stock, of which one hundred million (100,000,000) shares are designated as common stock, par value $0.001 per share, and twenty million (20,000,000) are designated as preferred stock, par value $0.001 per share.

Preferred Stock

Series E Convertible Preferred Stock

The Company has designated 8,000 shares of Series E Convertible Preferred stock and has 500 shares issued and outstanding as of June 30, 2022.

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

Common Stock

During the six months ended June 30, 2022, the Company issued 82,342 shares of its restricted common stock to settle outstanding vendor liabilities of $130,625. In connection with this transaction the Company also recorded a loss on settlement of vendor liabilities of $17,024.

On January 6, 2022, the Company issued 8,850 shares of its restricted common stock to consultants in exchange for services at a fair value of $19,736.

On February 24, 2022, the Company issued 50,000 shares of its restricted common stock to consultants in exchange for four months of services at a fair value of $69,000. These shares were recorded as common stock issued for prepaid services and will be expensed over the life of the consulting contract to share based payments. During the six months ended June 30, 2022 the Company recorded $69,000 to share based payments.

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

During the three months ended March 31, 2022, the Company issued 7,488 shares of its restricted common stock to consultants in exchange for services at a fair value of $8,364.

On April 5, 2022 the Company issued 185,000 shares of its restricted common stock to officers of the company in exchange for services at a fair value of $192,400.

On June 24, 2022, the Company issued 50,000 shares of its restricted common stock to consultants in exchange for four months of services at a fair value of $37,200. These shares were recorded as common stock issued for prepaid services and will be expensed over the life of the consulting contract to share based payments. During the six months ended June 30, 2022 the Company recorded $2,405 to share based payments.

During the three months ended June 30, 2022, the Company issued 29,387 shares of its restricted common stock to consultants in exchange for services at a fair value of $24,001.

Stock Options

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – January 1, 2022 – outstanding	2,902,619	7.07	4.71
Granted	1,940,000	1.38	-
Exercised	-	-	-
Forfeited/Cancelled	(433,519)	13.56	-
Balance – June 30, 2022 – outstanding	4,409,100	3.93	4.68
Balance – June 30, 2022 – exercisable	2,994,267	4.06	4.57

Option Outstanding			Option Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)
$3.93	4,409,100	4.68	4.06	2,994,267	4.57

During the year ended December 31, 2018 the Company granted options of 11,667 to consultants that have a fair value of $57,123. As of the date of this filing the company has not issued these options and they are recorded as an accrued liability on the Condensed Consolidated Balance Sheet.

Stock-based compensation for stock options has been recorded in the condensed consolidated statements of operations and totaled $2,831,696, for the six months ended June 30, 2022.

As of June 30, 2022, there was $1,806,860 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1.37 years.

Warrants

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for warrants granted during the six months ended June 30, 2022 are as follows:

June 30, 2022
Exercise price	$3.00 – 6.00
Expected dividends	0%
Expected volatility	169,75%
Risk free interest rate	2.81%
Expected life of warrant	5.50 years

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrant	Weighted Average Exercise Price
Balance – January 1, 2022 – outstanding	5,658,830	4.98
Granted	6,988,487	3.48
Exercised	-	-
Forfeited/Cancelled	(39,656)	12.00
Balance – June 30, 2021 – outstanding	12,607,661	4.02
Balance – June 30, 2021 – exercisable	8,607,661	$3.79

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.02	12,607,661	4.30	3.79	8,607,661	3.78

During the six months ended June 30, 2022, some of the Company’s warrants had a down-round provision triggered that also resulted in an additional 67,173 warrants to be issued. A deemed dividend of $81,728 was recorded to the Statements of Operations and Comprehensive Loss.

During the six months ended June 30, 2022, a total of 4,000,000 warrants were issued with convertible notes (See Note 7 above). The warrants have a grant date fair value of $4,074,803 using a Black-Scholes option-pricing model and the above assumptions.

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

Lease Agreements

On April 26, 2022, the Company signed a 7-year lease for approximately 8,000 square feet of office space at 419 Lafayette Street, 6th Floor, New York, NY, 10003. Commencement date of the lease is May 1, 2022. The total amount due under this lease is $3,502,033.

The components of lease expense were as follows:

Three Months Ended June 30, 2022
Operating lease cost	$93,155
Short term lease cost	72,826
Total net lease cost	$165,980

Six Months Ended June 30, 2022
Operating lease cost	$93,155
Short term lease cost	148,540
Total net lease cost	$241,694

Supplemental cash flow and other information related to leases was as follows:

Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease payments	39,900
Weighted average remaining lease term (in years):	6.83
Weighted average discount rate:	12.50%

Total future minimum payments required under the lease as of June 30, are as follows:

For the Twelve Months Ended June 30,	Operating Leases
2023	$361,440
2024	495,250
2025	509,784
2026	524,753
2027	540,172
Thereafter	951,971
Total lease payments	3,383,370
Less: Amounts representing interest	(1,132,722)
Total lease obligations	2,250,648
Less: Current	(149,830)
$2,100,818

Rent expense for the six months ended June 30, 2022 and 2021 was $241,694 and $53,869, respectively.

Market price risk of crypto (“digital”) assets

The Company holds crypto and digital assets in third-party wallets. Crypto asset price risk could adversely affect its operating results and will depend upon the market price of Bitcoin, ETH, as well as other crypto assets. Crypto asset prices have fluctuated significantly from quarter to quarter. There is no assurance that crypto asset prices will reflect historical trends. A decline in the market price of Bitcoin, ETH, and Other crypto assets could have an adverse effect on our earnings, the carrying value of the crypto assets, and future cash flows. This may also affect the liquidity and the ability to meet our ongoing obligations.

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

Three Months Ended
June 30,
2021
Revenues	$2,262,295
Net loss attributable to common shareholders	$(15,781,931)
Net loss per share	$(1.48)
Weighted average number of shares outstanding	10,690,318

Six Months Ended
June 30,
2022
Revenues	$3,108,171
Net loss attributable to common shareholders	$(14,689,511)
Net loss per share	$(0.77)
Weighted average number of shares outstanding	18,977,745

Six Months
Ended
2021
Revenues	$2,662,114
Net loss attributable to common shareholders	$(16,111,758)
Net loss per share	$(1.54)
Weighted average number of shares outstanding	10,465,815

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

Creatd Ventures	Creatd Ventures builds, develops, and scales e-commerce brands. This segment generates revenues through product sales of its two majority-owned direct-to-consumer brands, Camp and Dune Glow Remedy.
Creatd Partners	Creatd Partners fosters relationships between brands and creators through its suite of agency services, including content marketing (Vocal for Brands), performance marketing (Seller’s Choice), and influencer marketing (WHE Agency). Creatd Partners derives revenues in the form of brand fees and talent management commissions.

The following tables present certain financial information related to our reportable segments and Corporate:

	As of June 30, 2022
	Creatd Labs	Creatd Ventures	Creatd Partners	Corporate	Total

Accounts receivable, net	$-	$9,433	$369,879	$-	$379,312
Prepaid expenses and other current assets	41,512	-	-	145,371	186,883
Deposits and other assets	976,744	-	-	192,585	1,169,329
Intangible assets	-	1,652,151	679,902	194,710	2,526,763
Goodwill	-	34,089	1,349,696	-	1,383,785
Inventory	-	429,754	-	-	429,754
All other assets	-	-	-	4,053,618	4,053,618
Total Assets	$1,018,256	$2,125,427	$2,399,477	$4,586,284	$10,129,444

Accounts payable and accrued liabilities	$36,730	$1,165,016	$78,333	$3,619,029	$4,899,108
Note payable, net of debt discount and issuance costs	464,626	100,959	-	1,329,663	1,895,248
Deferred revenue	161,112	-	101,471	-	262,583
All other Liabilities	-	-	-	4,572,738	4,572,738
Total Liabilities	$662,468	$1,265,975	$179,804	$9,521,430	$11,629,677

	As of December 31, 2021
	Creatd Labs	Creatd Ventures	Creatd Partners	Corporate	Total

Accounts receivable, net	$-	$2,884	$334,556	$-	$337,440
Prepaid expenses and other current assets	48,495	-	-	188,170	236,665
Deposits and other assets	626,529	-	-	92,422	718,951
Intangible assets	-	1,637,924	783,676	11,241	2,432,841
Goodwill	-	25,139	1,349,696	-	1,374,835
Inventory	-	106,403	-	-	106,403
All other assets	-	-	-	3,966,124	3,966,124
Total Assets	$675,024	$1,772,350	$2,467,928	$4,257,957	$9,173,259

Accounts payable and accrued liabilities	$9,693	$766,253	$6,232	$2,948,362	$3,730,540
Note payable, net of debt discount and issuance costs	313,979	-	-	1,028,685	1,342,664
Deferred revenue	161,112	13,477	59,570	-	234,159
All other Liabilities	-	-	-	177,644	177,644
Total Liabilities	$484,784	$779,730	$65,802	$4,154,691	$5,485,007

	For the three months ended June 30, 2022
	Creatd Labs	Creatd Ventures	Creatd Partners	Corporate	Total

Net revenue	$496,673	$486,250	$642,978	$-	$1,625,901
Cost of revenue	718,636	649,433	426,350	-	1,794,419
Gross margin (loss)	(221,963)	(163,183)	216,628	-	(168,518)

Research and development	134,724	-	89,788	-	224,512
Marketing	665,293	538,296	73,921	-	1,277,510
Stock based compensation	413,585	374,922	429,729	922,982	2,141,218
General and administrative not including depreciation, amortization, or Impairment	130,342	367,222	381,432	3,302,670	4,181,666
Depreciation and amortization	-	76,440	38,100	27,515	142,055

Total operating expenses	$1,343,944	$1,280,440	$974,870	$4,225,652	$7,824,906

Interest expense	(15,099)	-	-	(5,261)	(20,360)
All other expenses	-	-	-	(691,154)	(691,154)
Other expenses, net	(15,099)	-	-	(696,415)	(711,514)

Loss before income tax provision	$(1,570,239)	$(1,443,623)	$(758,242)	$(4,932,834)	$(8,704,938)

	For the three months ended June 30, 2021
	Creatd Labs	Creatd Partners	Corporate	Total

Net revenue	$295,805	$675,052	$-	$970,857
Cost of revenue	336,339	394,970	-	731,309
Gross margin	(40,534)	280,082	-	239,548

Research and development	33,963	22,635	-	56,598
Marketing	3,565,345	419,452	-	4,194,524
Stock based compensation	374,768	389,396	209,727	1,940,250
General and administrative not including depreciation, amortization, or Impairment	75,711	221,560	1,176,086	2,428,971
Depreciation and amortization	1,507	13,368	2,131,700	49,843
Total operating expenses	$4,049,787	$1,053,043	$34,968	$8,620,343

Interest expense	(11,521)	-	(49,239)	(60,760)
All other expenses	-	-	(170,160)	(181,681)
Other expenses, net	(11,521)	-	(672,644)	(697,240)

Loss before income tax provision	$(4,094,653)	$(772,961)	$(3,694,862)	$(8,562,476)

	For the six months ended June 30, 2022
	Creatd Labs	Creatd Ventures	Creatd Partners	Corporate	Total

Net revenue	$908,680	$889,610	$1,176,349	$-	$2,974,639
Cost of revenue	1,348,265	1,218,430	799,894	-	3,366,589
Gross margin (loss)	(439,585)	(328,820)	376,455	-	(391,950)

Research and development	270,733	-	180,433	-	451,166
Marketing	1,754,761	1,419,797	194,973	-	3,369,531
Stock based compensation	622,345	564,166	646,637	1,388,862	3,222,010
General and administrative not including depreciation, amortization, or Impairment	227,045	639,669	664,423	5,752,967	7,284,104
Depreciation and amortization	-	152,793	76,156	54,998	283,947

Total operating expenses	$2,874,884	$2,776,425	$1,762,622	$7,196,827	$14,610,758

Interest expense	(30,198)	-	-	(4,058)	(34,256)
All other expenses	-	-	-	(549,022)	(549,022)
Other expenses, net	(30,198)	-	-	(553,080)	(583,278)

Loss before income tax provision	$(3,344,667)	$(3,105,245)	$(1,386,167)	$(7,749,907)	$(15,585,986)

	For the six months ended June 30, 2021
	Creatd Labs	Creatd Partners	Corporate	Total

Net revenue	$522,463	$1,192,307	$-	$1,714,770
Cost of revenue	892,562	1,048,153	-	1,940,715
Gross margin	(370,099)	144,154	-	(225,945)

Research and development	231,299	154,151	-	385,450
Marketing	5,301,602	623,718	311,859	6,237,179
Stock based compensation	678,066	704,533	2,127,890	3,510,489
General and administrative not including depreciation, amortization, or Impairment	120,836	353,614	3,402,237	3,876,687
Depreciation and amortization	2,753	24,418	63,871	91,042
Total operating expenses	$6,334,556	$1,860,434	$5,905,857	$14,100,847

Interest expense	(49,192)	-	(210,239)	(259,431)
All other expenses	-	-	(619,490)	(619,490)
Other expenses, net	(49,192)	-	(829,729)	(878,921)

Loss before income tax provision	$(6,753,847)	$(1,716,280)	$(6,735,586)	$(15,205,713)

Note 14 – Subsequent Events

Securities Purchase Agreement

On July 25, 2022, the Company entered into and closed securities purchase agreements with five accredited investors for debentures in the principal amount of $2,150,000, 1,075,000 Series E Common Stock Purchase Warrants to purchase shares of the Company’s Common Stock, and 2,000,000 Series F Common Stock Purchase Warrants to purchase shares of Common Stock.

The debentures have an original issue discount of 10%, have a maturity date of November 30, 2022, may be extended by six months at the Company’s option subject to certain conditions, and are convertible into shares of Common Stock at a conversion price of $2.00 per share, subject to adjustment upon certain events including a one-time adjustment to the price of the Common Stock offered in the Rights Offering (as defined therein), with such adjusted conversion price not to be lower than $1.25.

The Warrants are immediately exercisable for a term of five years until July 25, 2027. The Series E Warrants are exercisable at an exercise price of $3.00, subject to adjustment upon certain events including a one-time adjustment to the price of the Common Stock offered in the Rights Offering, with such adjusted exercise price not to be lower than $1.01. The Series F Warrants are exercisable at an exercise price of $6.00 subject to adjustment upon certain events including a one-time adjustment to the price of the Common Stock offered in the Rights Offering, with such adjusted exercise price not to be lower than $1.01. The Warrants provide for cashless exercise to the extent that there is no registration statement available for the underlying shares of Common Stock. The shares underlying the Debentures, the Series E Warrants and the Series F Warrants are to be registered within 90 days of the Effective Date.

Trigger of Price Reset

On July 29, 2022, the Company announced that it was not moving forward with its previously announced Rights Offering. In doing so, it triggered a price reset in the Securities Purchase Agreements entered into on May 31, 2022 and the Securities Purchase Agreements entered into on July 25, 2022. As a result of this price reset, the May 31, 2022 debentures now have a conversion price of $1.00, and both the Series C and Series D warrants have exercise prices of $0.96. As a result of the price reset, the July 25, 2022 debentures now have a conversion price of $1.25, and both the Series E and Series F warrants have exercise prices of $1.01.

Acquisition of Orbit

On August 1, 2022 the Company entered into a Membership Interest Purchase (the “Agreement”) with Zachary Shenkman, Wuseok Jung, Wesley Petry, Nicholas Scibilia, Gary Rettig, Brandon Fallin (collectively the “Sellers”), whereby the Company purchased a majority stake in Orbit Media LLC, a New York limited liability company whose product is an app-based stock trading platform designed to empower a new generation of investors, providing users with a like-minded community as well as access to tools, content, and other resources to learn, train, and excel in the financial markets. Pursuant to the Agreement, Creatd acquired fifty one percent (51%) of the issued and outstanding membership interests of Orbit Media LLC for consideration of forty-four thousand dollars ($44,000) in cash and 57,576 shares of the Company’s Common Stock.

Consultant Shares

Subsequent to June 30, 2022, the Company issued 55,000 shares of Common Stock to consultants.

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

Vocal

Vocal was built to serve as a home base for digital creators. This robust, proprietary technology platform provides best-in-class tools, safe and curated communities, and monetization opportunities that enable creators to find a receptive audience and get rewarded. Creators of all types call Vocal their home, from bloggers to social media influencers, to podcasters, founders, musicians, photographers, and more.

Since its initial launch in 2016, Vocal has grown to be one of the fastest-growing communities for content creators of all shapes and sizes. Creators can opt to use Vocal for free, or upgrade to the premium membership tier, Vocal+. Upon joining Vocal, either as a freemium or premium member, creators can immediately begin to utilize Vocal’s storytelling tools to create and publish their stories, as well as benefit from Vocal’s monetization features. Creatd facilitates creators’ monetization on Vocal in numerous different ways, including i) by rewarding creators for each ‘read’ their story receives; ii) via Vocal Challenges, or writing contests through which creators can win cash and other rewards; iii) by awarding Bonuses; iv) by connecting creators with brands for opportunities to collaborate on Vocal for Brands branded content campaigns; v) through ‘Subscribe,’ which enables creators to receive payment directly from their audience via monthly subscriptions and one-off microtransactions; vi) via Vocal’s Ambassador Program, which enables creators to receive additional rewards whenever they refer a new Vocal+ member.

In July 2022, Creatd released the first iteration of the new Vocal app for iOS, giving its premium Vocal+ members exclusive first access to the app ahead of its full release, expected in mid-August 2022. The app, which was designed based on Vocal audience insights, is focused on optimizing Vocal’s readership; the app works to increase audience’s ability to easily discover curated stories, thereby widening creators' distribution of content, and opening up new opportunities for monetization to creators.

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

Moderation and Compliance

One of the key differentiating factors between Vocal and most other user-generated content platforms is the fact that each story submitted to Vocal is run through the Company’s proprietary moderation process before it goes live on the platform. The decision to implement moderation into the submission process was in direct response to the rise of misinformation and bad actors on many social platforms. In response to these inherent pitfalls within the content landscape, Vocal’s proprietary moderation system combines the algorithmic detection of copyrighted material, hate speech, graphic violence, and nudity, and human-led curation to ensure the quality and safety of each story published on Vocal, thus fostering a safe and trustworthy environment for creators, audiences, and brands. During the second quarter 2022, Creatd announced Vocal’s new integration partnership with Two Hat, a Microsoft acquiree and a leading provider of AI-assisted content moderation and protection solutions for digital communities. Through the partnership, the Company further updated its proprietary moderation technology, with the aim of ensuring that the Vocal platform remains a safe place for its creators, brand partners, and audiences.

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

Additionally, the Vocal platform and its underlying technology allow us to maintain an advantageous capital-light infrastructure. By using cloud service providers, we are able to focus on platform and revenue growth rather than building and maintaining the costly internal infrastructures that have materially affected so many legacy media platforms.

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

Vocal for Brands

All brands have a story to tell, and we leverage Vocal’s creator community to help them tell it. Vocal for Brands, Creatd’s content marketing studio, specializes in pairing leading brands with Vocal creators as well as WHE influencers to produce marketing campaigns that are non-interruptive, engaging, and direct-response driven. Additionally, brands can opt to collaborate with Vocal on a sponsored Challenge, prompting the creation of high-quality stories that are centered around the brand’s mission and further disseminated through creators’ respective social channels and promotional outlets. All Vocal for Brands campaigns leverage Vocal’s first-party audience insights, which enables the creation of highly targeted and segmented audiences and optimized campaign results.

WHE Agency

The WHE Agency (“WHE”), acquired by Creatd in 2021, was founded with the goal of supporting top creators and influencers, by connecting them with leading brands and global audiences. Today, WHE manages a talent roster comprising over 100 creators across numerous verticals, including family and lifestyle, music, entertainment, and celebrity categories. Since acquiring WHE, the Company has helped WHE expand into new verticals, as well as facilitated partnerships on influencers’ behalf with leading brands including CBS, Amazon, Target, Disney, Warby Parker, CVS, Kay Jewelers, Walmart, Gerber, Masterclass, Procter & Gamble, Nike, and NFL, among others.

Seller’s Choice

Seller’s Choice is Creatd Partners’ performance marketing agency specializing in DTC (direct-to-consumer) and e-commerce clientele. Seller’s Choice provides direct-to-consumer brands with design, development, strategy, and sales optimization services.

Creatd Ventures

Creatd Ventures houses Creatd’s portfolio of e-commerce businesses, both majority and minority-owned as well as associated e-commerce technology and infrastructure. The Company supports founders by providing capital, as well as a host of services including design and development, marketing and distribution, and go-to-market strategy. While working to scale Creatd Ventures’ existing portfolio brands, including through the introduction of new product offerings, Creatd continues to actively explore new potential additions to the Creatd Ventures portfolio. Specifically, the Company expects to broaden Creatd Ventures’ portfolio through the acquisition of brands that are aligned and that can be easily consolidated into its supply chain and infrastructure.

Currently, the Creatd Ventures portfolio includes:

●	Camp, a direct-to-consumer (DTC) food brand which creates healthy upgrades to classic comfort food favorites. Each of Camp’s products are created with hidden servings of vegetables and contain Vitamins A, C, D, E, B1 + B6. Since its launch in 2020, Camp continues to add new products to its line of healthy, veggie-based, family-friendly foods, with flavors including Classic Cheddar Mac ‘N’ Cheese, White Cheddar Mac ‘N’ Cheese, Vegan Cheezy Mac, and Twist Veggie Pasta.

●	Dune Glow Remedy (“Dune”), which the Company purchased and brought to market in 2021, is a beverage brand focused on promoting wellness and beauty from within. Each beverage in Dune’s product line is meticulously crafted with functional ingredients that nourish skin from the inside out and enhance one’s natural glow. During 2022, Dune has continued to advance its retail and wholesale distribution strategy, securing numerous partnerships including with lifestyle retailer Urban Outfitters and the Los Angeles-based Erewhon Market. Further, Creatd Ventures continues to leverage these and other successful partnerships to create similar opportunities for the other brands in its portfolio.

●	Basis, a hydrating electrolyte drink mix formulated using rehydration therapies developed by the World Health Organization. Acquired by the Company in first quarter 2022, Basis has a history of strong sales volume both on the brand’s website as well as through third-party distribution channels such as Amazon. Creatd’s acquisition of 100% ownership in Basis marks its third majority ownership acquisition for Creatd Ventures.

Creatd Studios

The goal of Creatd Studios is to partner with creators to produce stories for TV, film, podcasts, and print. With millions of compelling stories in its midst, Creatd’s Vocal technology surfaces the best candidates for transmedia adaptations, through a deep analysis of community, creator, and audience insights. Then, Creatd Studios helps creators tell their existing stories in new ways, by partnering them with entertainment and publishing studios to create unique content experiences that accelerate earnings, discoverability, and foster new opportunities.

●	In 2022, Creatd Studios announced a series of newly released and upcoming production projects, including:

“Write Here, Write Now,” the Company’s first-ever podcast showcasing select Vocal creators and stories; a partnership with UK-based publisher, Unbound, for the publication of books featuring stories sourced from Vocal; the formation of a new graphic novel development arm which in Fall 2022 will release its first title, Steam Wars, created by artist and independent filmmaker Larry Blamire.

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

Importantly, we do not sell the collected data, that being a common monetization opportunity for many other businesses. Instead, we use our collected first party data for the purposes of bettering the platform. Specifically, our data helps us understand the behaviors and attributes that are common among the creators, brands, and audiences within our ecosystem. We then pair our first-party Vocal data with third-party data from distribution platforms such as Facebook and Snapchat to provide a more granular profile of our creators, brands, and audiences.

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

Creatd does not view Vocal as a substitute or competitor to segment-specific content platforms, such as Vimeo, YouTube, Instagram, Pinterest, TikTok, Spotify, or SoundCloud. We don’t want to replace anyone; we built Vocal to be accretive to the entire digital ecosystem. In fact, one of the most powerful components of our technology is the fact that Vocal makes it easy for creators to embed their existing published content, including videos, songs, podcasts, photographs, and more, directly into Vocal. We see this as a growth opportunity by building partnerships with the world’s greatest technology companies and to further spread our roots deeper into the digital landscape

Acquisition Strategy

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

Recent Developments

Nasdaq - Continued Listing

On March 1, 2022, the Company received a letter from the staff of The Nasdaq Capital Market (the “Exchange”) notifying the Company that the Exchange has determined to delist the Company’s common stock from the Exchange based on the Company’s Market Value of Listed Securities for the 30-consecutive day period between January 15, 2022 and February 25, 2022 falling short of the requirements under Listing Rule 5550(b)(2) (the “Rule”). Although a 180-day period is typically allowed for an issuer to regain compliance, the Company was not eligible to use such compliance period, as the Exchange had instituted a Panel Monitor through March 9, 2022.

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

Securities Purchase Agreement

On May 31, 2022, the Company entered into and closed securities purchase agreements (each, a “Purchase Agreement”) with eight accredited investors (the “Investors”), whereby the Investors purchased from the Company for an aggregate of $3,600,036 in subscription amount (i) debentures in the principal amount of $4,000,000 (the “Debentures”); (ii) 2,000,000 Series C Common Stock Purchase Warrants to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) (the “Series C Warrants”); and (iii) 2,000,000 Series D Common Stock Purchase Warrants to purchase shares of Common Stock (the “Series D Warrants”, and collectively with the Series C Warrants, the “Warrants”). The Company and the Investors also entered into registration rights agreements (each, a “Registration Rights Agreement”) pursuant to the Purchase Agreement.

The Debentures have an original issue discount of 10%, have a term of six months with a maturity date of November 30, 2022, may be extended by six months at the Company’s option subject to certain conditions, and are convertible into shares of Common Stock at a conversion price of $2.00 per share, subject to adjustment upon certain events including a one-time adjustment to the price of the Common Stock offered in the Rights Offering (as defined therein), with such adjusted conversion price not to be lower than $1.00.

The Warrants are exercisable for a term of five years from the initial exercise date of November 30, 2022, until November 30, 2027. The Series C Warrants are exercisable at an exercise price of $3.00, subject to adjustment upon certain events including a one-time adjustment to the price of the Common Stock offered in the Rights Offering, with such adjusted exercise price not to be lower than $0.96. The Series D Warrants are exercisable at an exercise price of $6.00 subject to adjustment upon certain events including a one-time adjustment to the price of the Common Stock offered in the Rights Offering, with such adjusted exercise price not to be lower than $0.96. The Warrants provide for cashless exercise to the extent that there is no registration statement available for the underlying shares of Common Stock. The shares underlying the Debentures, the Series C Warrants and the Series D Warrants are to be registered within 90 days of the Effective Date.

Additionally, in connection with the Purchase Agreements, the subsidiaries of the Company delivered a guarantee (the “Guarantee”) in favor of the Investors whereby each such subsidiary guaranteed the full payment and performance of all obligations of the Company pursuant to the Purchase Agreement.

The Debentures, Warrants, Common Stock underlying the Debentures and the Common Stock underlying the Warrants were not registered under the Securities Act, but qualified for exemption under Section 4(a)(2) and Rule 506 promulgated thereunder. The Company is relying on this exemption from registration for private placements based in part on the representations made by Investors, including representations with respect to each Investor’s status as an accredited investor, as such term is defined in Rule 501(a) of the Securities Act, and each Investor’s investment intent.

Results of Operations

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2022 compared to December 31, 2021:

	June 30, 2022	December 31, 2021	Increase / (Decrease)
Current Assets	$2,601,258	$4,475,242	$(1,873,984)
Current Liabilities	$9,497,442	$5,421,015	$4,076,427
Working Capital (Deficit)	$(6,896,184)	$(945,773)	$(5,950,411)

At June 30, 2022, we had a working capital deficit of $6,896,184as compared to a working capital deficit of $945,773 at December 31, 2021, an increase in working capital deficit of $5,950,411. The increase is primarily attributable to a reduction in cash, prepaid expenses and other current assets, an increase in accounts payable and notes payable, as well as an increase in deferred revenue resulting primarily from an increase in Vocal+ customers opting for annual subscriptions, whose revenues are amortized over a 12-month period. This was offset by an increase in accounts receivable.

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

Net Cash

Net cash used in operating activities for the six months ended June 30, 2022, and 2021, was $(10,620,156) and $(10,996,578), respectively. The net loss for the six months ended June 30, 2022, and 2021 was $(15,585,986) and $(15,205,713), respectively. The decrease in net cash used in operating activities reflects a decrease in cash paid for marketing expenditures, research and development, legal fees, and accounting & audit fees.

Net cash used in investing activities for the six months ended June 30, 2022, was $367,240. This is primarily attributable to the purchase of digital assets, including Metaverse plots in Decentraland, the OG Gallery NFT portfolio and cryptocurrencies Ethereum, Polygon and Mana, as well as physical property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2022, and 2021 was $8,778,934 and $5,967,733, respectively. During the six months ended June 30, 2022, the Company’s operations were predominantly financed by net proceeds of $4,997,301 from the sale of common stock and warrants and $5,152,350 from the proceeds of notes payable, which were partially offset by the repayments of notes payable. Similarly, the Company’s financing activity for the six months ended June 30, 2021, generated $1,312,672 from the exercises of warrants, the proceeds of which were partially offset by repayment of notes of $1,218,718.

Summary of Statements of Operations for the Three Months Ended June 30, 2022, and 2021:

	Three Months Ended June 30,
	2022	2021
Revenue	$1,625,901	$970,857
Cost of revenue	$(1,794,419)	$(731,309)
Operating expenses	$(7,824,906)	$(8,620,343)
Loss from operations	$(7,993,424)	$(8,380,795)
Other income (expenses)	$(711,514)	$(181,681)
Net loss	$(8,704,938)	$(8,562,476)
Loss per common share - basic and diluted	$(0.41)	$(0.81)

Revenue

Revenue totaled $1,625,901 for the three months ended June 30, 2022, as compared to $970,857 for the comparable three months ended June 30, 2021, an increase of $655,044. The 67% increase in revenue is attributable to the steady growth of Creatd Partners (influencer and content marketing) which increased 19% year-over-year, as well as Creatd Ventures (e-Commerce), which generated sales totaling $634,966 across its portfolio of CPG brands, including Basis, which the Company acquired in the previous quarter, and continues to demonstrate revenue momentum. This growth was offset by a decrease in total revenues generated from Creatd Labs (Vocal and technology development), which comes as a result of the Company’s strategic shift in Vocal+ marketing toward driving annual versyus monthly subscriptions, with annual subscriptions being amortized over a 12-month period; the Company’s efforts continue to result in a steady increase in annual subscriptions. Going forward, the Company anticipates continued momentum as Creatd Ventures continues to grow sales and introduce new product SKUs for its portfolio of brands, continues to expand its retail and wholesale distribution partnerships, and completes additional direct-to-consumer brand acquisitions; as Creatd Partners expands its influencer and content marketing offerings and methodically increases its average revenue per brand campaign; as Creatd Labs increases conversion from freemium to Vocal+ subscriptions, supported by the recent launch of the new Vocal app as well as the introduction of new and upcoming Vocal features aimed at increasing creator audience growth, engagement, and monetization. In addition, during 2022, Creatd anticipates its first material revenue contribution from its fourth business segment Creatd Studios (Transmedia production).

Cost of Revenue

Cost of revenue for the three months ended June 30, 2022, were $1,794,419 as compared to $731,309 for the three months ended June 30, 2021. The increase of $1,063,110 in cost of revenue is related to an increase in payouts to Vocal creators, whose earnings are generated through content reads, winning Challenges, and other means. Additionally, the increase in cost of revenue is correlated with continued growth within the Creatd Ventures business segment, including sales growth for existing brands as well as the acquisition and integration of additional brands, which results in increases in inventory-related and other costs. Going forward, the Company expects the gross margin to continue to improve over time as Creatd Ventures continues to consolidate operations across its portfolio of e-commerce brands and, more broadly, as the Company continues to grow and scale a self-sustaining, organically driven revenue model across its business segments.

Operating Expenses

Operating expenses for the three months ended June 30, 2022, were $7,824,906 as compared to $8,620,343 for the three months ended June 30, 2021. The decrease of $795,437 in operating expenses is primarily attributable to the Company’s decrease in marketing expenses. This was offset by an increase in research and development, stock-based compensation, and general and administrative accounts, including office rent, employee compensation and productivity enhancing software & tools.

During the second quarter of 2022, the company’s non-cash charges totaled $2,814,980, a $457,798 increase from second quarter 2021. This increase primarily represents an increase in stock-based compensation to employees and consultants during the quarter.

The Company expects expenditures to decrease over coming quarters, as the Company continues to optimize and reduce its marketing expenditure and scrutinize many of the contributing expenses within G&A. Already, the Company has, subsequent to the second quarter, taken steps to reduce headcount materially to gain efficiencies, integrate acquired operations, reduce future expenses and other market factors.

Loss from Operations

Loss from operations for the three months ended June 30, 2022, was $7,993,424 as compared to $8,380,795 for the three months ended June 30, 2021. The $387,371 decrease in the loss from operations this quarter primarily reflects the decrease from total operating expenses. This was offset by the decrease from gross loss.

Other Income and (Expenses)

Other income (expenses) for the three months ended June 30, 2022, were $(711,514) as compared to $(181,681) for the three months ended June 30, 2021. The increase in second quarter 2022 other income was predominantly due to the increase in accretion of debt discount and issuance cost and a decrease from the gain on extinguishment of debt. This was offset by a decrease in interest expense and impairment of investment.

Net Loss

Net loss for the three months ended June 30, 2022, was $8,704,938, as compared to a net loss of $8,562,476 for the three months ended June 30, 2021.

Net loss attributable to common shareholders for the three months ended June 30, 2022, was $8,337,066, or loss per share of $0.41, as compared to a net loss attributable to common shareholders of $8,972,794, or loss per share of $0.81, for the three months ended June 30, 2021.

Summary of Statements of Operations for the Six Months Ended June 30, 2022, and 2021:

	Six Months Ended June 30,
	2022	2021
Revenue	$2,974,639	$1,714,770
Cost of revenue	$(3,366,589)	$(1,940,715
Operating expenses	$(14,610,758)	$(14,100,847)
Loss from operations	$(15,002,708)	$(14,326,792)
Other income (expenses)	$(583,278)	$(878,921)
Net loss	$(15,585,986)	$(15,205,713)
Loss per common share - basic and diluted	$(0.77)	$(1.49)

Revenue

Revenue totaled $2,974,639 for the six months ended June 30, 2022, as compared to $1,714,770 for the comparable six months ended June 30, 2021, an increase of $1,259,869. The 73% year-over-year increase in revenue is attributable to overall growth across the Company’s business segments, including growth in creator subscriptions, e-commerce sales, and brand and influencer marketing partnerships.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2022, were $3,366,589 as compared to $1,940,715 for the six months ended June 30, 2021. The increase of $1,425,874 in cost of revenue is related to an increase in challenge- and read-related payouts to Vocal creators, as well as Company’s first-quarter 2022 acquisition of Basis and an increase in inventory related cost of revenues correlating with revenue growth within Ventures. The Company expects the gross margin to continue to improve over time as it continues to grow and improve upon a self-sustaining, organically driven revenue model across its business segments.

Operating Expenses

Operating expenses for the six months ended June 30, 2022, were $14,610,758 as compared to $14,100,847 for the six months ended June 30, 2021. The increase of $509,911 in operating expenses is mainly related to an increase in general and administrative expenses, including office rent, travel and entertainment, software and tools, and compensation. This increase was partially offset by a decrease in marketing expenses. The Company expects expenditures to decrease as the Company normalizes its marketing costs and scrutinizes many of the contributing expenses within G&A.

Loss from Operations

Loss from operations for the six months ended June 30, 2022, was $15,002,708 as compared to $14,326,792 for the six months ended June 30, 2021. The $675,916 increase in the loss from operations primarily reflects an increase in general and administrative expenses, including office rent, travel and entertainment, software and tools, and compensation, as well as a decrease in gross margin. Going forward, the Company expects the loss from operations to decrease as revenues continue to increase and expenses achieve normalcy levels.

Other Income and (Expenses)

Other income (expenses) for the six months ended June 30, 2022, were $(583,278) as compared to $(878,921) for the six months ended June 30, 2021. The decrease in other income was predominantly due to a decrease in interest expense, accretion of debt discount and issuance cost, derivative expense, market to market of derivative liability, and Impairment of investment. This was offset by a decrease in gain on forgiveness of debt and gain on settlement of vendor liabilities.

Net Loss

Net loss for the six months ended June 30, 2022, was $15,585,986, as compared to a net loss of $15,205,713 for the six months ended June 30, 2021.

Net loss attributable to common shareholders for the six months ended June 30, 2022, was $14,681,956, or loss per share of $0.77, as compared to a net loss attributable to common shareholders of $15,616,031, or loss per share of $1.49, for the six months ended June 30, 2021.

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, throughout 2021 and into 2022, the Company continues the complete review of all of its financial procedures and controls and is continuing the process of updating and optimizing its infrastructure around these controls. Over the past year, the Company has hired additional finance and accounting personnel, significantly improving the segregation of duties within that department and providing additional bandwidth for management to focus on improving controls and procedures. This review is ongoing, and the Company believes that this process will continue to positively affect our internal control over financial reporting in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2022, we issued securities that were not registered under the Securities Act and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q as listed below. All of the securities discussed in this Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

Consultant Shares

During the three months ended June 30, 2022, the Company issued 157,094 shares of Common Stock to consultants and employees.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Resignation of Chief Executive Officer and Director

On August 9, 2022, Laurie Weisberg, the Company’s Chief Executive Officer and a member of the Board, notified the Company of her intention to resign from the positions of Chief Executive Officer, director, and any other positions held with the Company or any of its subsidiaries, regardless of whether Ms. Weisberg had been appointed. Such resignations are to become effective on a date to be determined following further discussion with the Board, but in no event later than August 31, 2022.

Appointment of Chief Executive Officer

Effective upon Ms. Weisberg’s resignation as Chief Executive Officer, Jeremy Frommer, currently the Company’s Executive Chairman, will be appointed as Chief Executive Officer, pursuant to the Board’s approval.

Jeremy Frommer

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

Appointment of Director

Effective upon Ms. Weisberg’s resignation as a director, Justin Maury, currently the Company’s President and Chief Operating Officer, will be appointed to the Board, pursuant to the Board’s approval.

Justin Maury

Mr. Maury has served as our President since January 2019 and was appointed Chief Operating Officer in August 2021. A full-stack designer and product developer by training, Mr. Maury partnered with Jeremy Frommer and founded the Company in 2013, having brought with him 10 years of experience in the creative industry. Since joining Creatd in 2013, Mr. Maury has been an instrumental force in the Company’s business and revenue expansion, and has overseen the Company’s product development since inception, including overseeing the design, development, launch, and ongoing growth of the Company’sflagship product, Vocal, the innovative creator that, under Mr. Maury’s leadership, has grown to a community of over 1.5 million users with a total audience reach of over 175 million.h of over 175 million.

As a director, we believe Mr. Maury will add considerable value, including through by providing a unique perspective into Creatd’s product performance and evolution and by providing invaluable direct input to help guide the Company’s ongoing refinement of its technology roadmap and maturation of its business model.

Item 6. Exhibits.

Exhibit No.	Description

4.1	Form of Original Issue Discount Senior Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on June 3, 2022)

4.2	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed with the Commission on June 3, 2022)

4.3	Form of Series D Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K filed with the Commission on June 3, 2022)

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on June 3, 2022)

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on June 3, 2022)

10.3	Form of Guaranty (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Commission on June 3, 2022)

10.4	Creatd, Inc. 2022 Omnibus Securities and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on June 7, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

#	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATD, INC.

Date: August 15, 2022	By:	/s/ Laurie Weisberg
	Name:	Laurie Weisberg
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Chelsea Pullano
	Name:	Chelsea Pullano
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)