Form 10-Q
period 2022-09-30
Creatd, Inc.
filed 2022-11-16
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

(201) 258-3770

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes ☐ No ☒

As of November 14, 2022, the registrant had 29,072,301 shares of its common stock, par value $0.001 per share, outstanding.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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

ii

PART I - FINANCIAL INFORMATION

Creatd, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets

Current Assets
Cash	$439,539	$3,794,734
Accounts receivable, net	222,183	337,440
Inventory	879,050	106,403
Marketable securities	96	-
Prepaid expenses and other current assets	139,726	236,665
Total Current Assets	1,680,594	4,475,242

Property and equipment, net	248,963	102,939
Intangible assets	2,536,599	2,432,841
Goodwill	1,365,328	1,374,835
Deposits and other assets	769,136	718,951
Minority investment in businesses	-	50,000
Operating lease right of use asset	2,123,171	18,451

Total Assets	$8,723,791	$9,173,259

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$6,714,606	$3,730,540
Share liability	52,080	-
Convertible Notes, net of debt discount and issuance costs	6,062,926	159,193
Current portion of operating lease payable	279,593	18,451
Note payable, net of debt discount and issuance costs	1,758,179	1,278,672
Deferred revenue	305,555	234,159

Total Current Liabilities	15,172,939	5,421,015

Non-current Liabilities:
Note payable	28,920	63,992
Operating lease payable	2,135,393	-

Total Non-current Liabilities	2,164,313	63,992

Total Liabilities	17,337,252	5,485,007
Commitments and contingencies
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized
Series E Preferred stock, $0.001 par value, 8,000 shares authorized 500 and 500 shares issued and outstanding, respectively	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 24,469,675 issued and 24,380,218 outstanding as of September 30, 2022 and 16,691,170 Outstanding 16,685,513 outstanding as of December 31, 2021	24,470	16,691
Additional paid in capital	124,667,772	111,563,618
Less: Treasury stock at cost, 89,457 and 5,657 shares, respectively	(76,106)	(62,406)
Accumulated deficit	(133,762,800)	(109,632,574)
Accumulated other comprehensive income	(143,991)	(78,272)
Total Creatd, Inc. Stockholders’ Equity	(9,290,655)	1,807,057
Non-controlling interest in consolidated subsidiaries	677,194	1,881,195
	(8,613,461)	3,688,252

Total Liabilities and Stockholders’ Equity (Deficit)	$8,723,791	$9,173,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Net revenue	$1,022,851	$1,179,620	$3,997,490	$2,894,390

Cost of revenue	1,404,562	1,418,213	4,771,151	4,160,743

Gross margin (loss)	(381,711)	(238,593)	(773,661)	(1,266,353)

Operating expenses
Research and development	234,965	322,946	686,131	708,396
Marketing	646,520	1,812,400	4,016,051	8,049,579
Stock based compensation	626,568	2,151,900	3,848,578	5,662,389
Impairment of intangible assets	249,586	-	257,117	93,791
General and administrative	3,837,469	2,385,135	11,397,989	5,457,258

Total operating expenses	5,595,108	6,672,381	20,205,866	19,971,413

Loss from operations	(5,976,819)	(6,910,974)	(20,979,527)	(21,237,766)

Other income (expenses)
Other income	-	123,710	99	123,710
Interest expense	(673,694)	(59,859)	(707,950)	(319,290)
Accretion of debt discount and issuance cost	(1,884,679)	(2,176,651)	(2,531,687)	(3,028,015)
Derivative expense	-	-	-	(100,502)
Change in derivative liability	-	(833,456)	3,729	(1,096,287)
Impairment of investment	-	-	(50,000)	(62,733)
Settlement of vendor liabilities	-	-	(2,867)	92,909
Loss on marketable securities	(11,415)	-	(11,646)	-
Gain (loss) on extinguishment of debt	(979,738)	137,109	(832,482)	423,118
Gain on forgiveness of debt	-	-	-	279,022

Other expenses, net	(3,549,526)	(2,809,147)	(4,132,804)	(3,688,068)

Loss before income tax provision	(9,526,345)	(9,720,121)	(25,112,331)	(24,925,834)

Equity in net loss from equity method investment	-	(16,413)	-	(16,413)
Income tax provision	-	-	-	-
Net loss	(9,526,345)	(9,736,534)	(25,112,331)	(24,942,247)

Non-controlling interest in net loss	299,903	(60,477)	1,285,661	(60,045)

Net Loss attributable to Creatd, Inc.	(9,226,442)	(9,797,011)	(23,826,670)	(25,002,292)

Deemed dividend	(221,829)	-	(303,557)	(410,750)

Net loss attributable to common shareholders	$(9,448,271)	$(9,797,011)	$(24,130,227)	$(25,413,042)
Comprehensive loss
Net loss	(9,526,345)	(9,736,534)	(25,112,331)	(24,942,247)

Currency translation gain (loss)	(36,110)	(8,436)	(65,719)	(16,299)

Comprehensive loss	$(9,562,455)	$(9,744,970)	$(25,178,050)	$(24,958,546)
Per-share data
Basic and diluted loss per share	$(0.45)	$(0.71)	$(1.23)	$(2.20)
Weighted average number of common shares outstanding	21,030,188	13,710,111	19,669,411	11,563,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended September 30, 2022

(Unaudited)

	Series E Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Accumulated	Non-Controlling	Other Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income	(Deficit)

Balance, July 1, 2022	500	$-	20,254,839	$20,255	(5,657)	$(62,406)	$122,068,892	$(124,314,529)	$895,437	$(107,881)	$(1,500,232)

Stock based compensation	-	-	107,260	107	-	-	568,107	-	-	-	568,214

Shares issued for prepaid services	-	-	50,000	50	-	-	34,900	-	-	-	34,950

Shares issued for acquisition	-	-	57,576	58	-	-	40,937	-	81,660	-	122,655

Purchase of treasury stock	-	-	-	-	(83,800)	(13,700)	-	-	-	-	(13,700)

Cash received for common stock and warrants, net of $75,000 of issuance costs	-	-	4,000,000	4,000	-	-	721,000	-	-	-	725,000

Stock warrants issued with note payable	-	-	-	-	-	-	1,012,107	-	-	-	1,012,107

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(36,110)	(36,110)

Dividends	-	-	-	-	-	-	221,829	(221,829)	-	-	-

Net loss for the three months ended September 30, 2022	-	-	-	-	-	-	-	(9,226,442)	(299,903)	-	(9,526,345)

Balance, September 30, 2022	500	$-	24,469,675	$24,470	(89,457)	$(76,106)	$124,667,772	$(133,762,800)	$677,194	$(143,991)	$(8,613,461)

The accompanying notes are an integral part of these consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2022

(Unaudited)

	Series E Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Accumulated	Non-Controlling	Other Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income	(Deficit)

Balance, January 1, 2022	500	$-	16,691,170	$16,691	(5,657)	$(62,406)	$111,563,618	$(109,632,574)	$1,881,195	$(78,272)	$3,688,252

Stock based compensation	-	-	415,180	415	-	-	3,822,564	-	-	-	3,822,979

Shares issued for prepaid services	-	-	150,000	150	-	-	141,000	-	-	-	141,150

Shares issued for acquisition	-	-	57,576	58	-	-	40,937	-	81,660	-	122,655

Purchase of treasury stock	-	-	-	-	(83,800)	(13,700)	-	-	-	-	(13,700)

Stock warrants issued with note payable	-	-	-	-	-	-	2,907,497	-	-	-	2,907,497

Cash received for common stock and warrants, net of $190,000 of issuance costs	-	-	7,046,314	7,046	-	-	5,715,254	-	-	-	5,722,300

Common stock issued upon conversion of notes payable	-	-	109,435	110	-	-	173,346	-	-	-	173,456

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(65,719)	(65,719)

Dividends	-	-	-	-	-	-	303,556	(303,556)	-	-	-

Net loss for the nine months ended September 30, 2022	-	-	-	-	-	-	-	(23,826,670)	(1,285,661)	-	(25,112,331)

Balance, September 30, 2022	500	$-	24,469,675	$24,470	(89,457)	$(76,106)	$124,667,772	$(133,762,800)	$677,194	$(143,991)	$(8,613,461)

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

Creatd, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,112,331)	$(24,942,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	441,943	194,929
Impairment of investment	50,000	62,733
Impairment of intangible assets	257,117	93,791
Accretion of debt discount and issuance cost	2,531,687	3,028,015
Share-based compensation	3,848,578	5,662,389
Bad debt expense	124,186	-
Loss (Gain) on Forgiveness of debt	832,482	(702,140)
Settlement of vendor liabilities	2,867	(92,909)
Change in fair value of derivative liability	(3,729)	1,096,287
Derivative Expense	-	100,502
Loss on marketable securities	11,646	-
Non cash lease expense	44,305	60,756
Equity interest granted for other income	-	(123,710)
Equity in net loss from unconsolidated investment	-	16,413
Changes in operating assets and liabilities:
Prepaid expenses	114,925	(471,899)
Inventory	(492,128)	(68,091)
Accounts receivable	(481,080)	150,980
Deposits and other assets	(50,185)	107,115
Deferred revenue	71,396	111,192
Accounts payable and accrued expenses	3,805,245	160,434
Operating lease liability	145,887	(61,605)
Net Cash Used In Operating Activities	(13,857,189)	(15,617,065)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(213,975)	(65,971)
Deposits	-	(325,000)
Cash paid for minority investment in business	-	(510,000)
Cash paid for investments in marketable securities	(48,878)	-
Sale of marketable securities	37,135	-
Cash consideration for acquisition	(75,679)	(412,943)
Purchases of digital assets	(192,795)	(11,241)
Net Cash Used In Investing Activities	(494,192)	(1,325,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrant	-	5,472,068
Net proceeds from issuance of notes	2,174,402	321,229
Repayment of notes	(2,292,953)	(403,843)
Proceeds from issuance of convertible note	5,809,755	3,610,491
Repayment of convertible notes	(337,899)	(941,880)
Purchase of treasury stock	(13,700)	-
Proceeds from issuance of common stock and warrants	5,722,300	2,502,200
Net Cash Provided By Financing Activities	11,061,905	10,560,265

Effect of exchange rate changes on cash	(65,719)	(16,299)

Net Change in Cash	(3,355,195)	(6,398,254)

Cash - Beginning of period	3,794,734	7,906,782

Cash - End of period	$439,539	$1,508,528

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$139,000	$58,395

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of vendor liabilities	$147,649	$168,667
Warrants issued with debt	$2,907,497	$1,601,452
Issuance of common stock for prepaid services	$141,150	$226,500
Operating Lease liability	$2,250,648	$-
Deferred offering costs	$-	$4,225
Common stock and warrants issued upon conversion of notes payable	$173,455	$4,015,325
Shares issued for acquisition	$40,994	$893,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

September 30, 2022

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

On September 11, 2019, the Company acquired 100% of the membership interests of Seller’s Choice, LLC, a New Jersey limited liability company (“Seller’s Choice”), a digital e-commerce agency.

On September 9, 2020, the Company filed a certificate of amendment with the Secretary of State of the State of Nevada to change our name to “Creatd, Inc.”, which became effective on September 10, 2020.

On June 4, 2021, the Company acquired 89% of the membership interests of Plant Camp, LLC, a Delaware limited liability company (“Plant Camp”), which the Company subsequently rebranded as Camp. Camp is a direct-to-consumer (DTC) food brand which creates healthy upgrades to classic comfort food favorites. The results of Plant Camp’s operations have been included since the date of acquisition in the Statements of Operations.

On July 20, 2021, the Company acquired 44% of the membership interests of WHE Agency, Inc. WHE Agency, Inc, is a talent management and public relations agency based in New York (“WHE”). WHE has been consolidated due to the Company’s ownership of 55% voting control, and the results of operations have been included since the date of acquisition in the Statements of Operations.

Between October 21, 2020, and August 16, 2021, the Company acquired 21% of the membership interests of Dune, Inc. Dune, Inc. is a direct-to-consumer brand focused on promoting wellness through its range of health-oriented beverages.

On October 3, 2021, the Company acquired an additional 29% of the membership interests of Dune, Inc., bringing our total membership interests to 50%. Dune, Inc., has been consolidated due to the Company’s ownership of 50% voting control, and the results of operations have been included since the date of acquisition in the Statements of Operations.

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

On August 1, 2022, the Company acquired 51% of the membership interests of Orbit Media LLC, a New York limited liability company. Orbit is a app-based stock trading platform designed to empower a new generation of investors. Orbit has been consolidated due to the Company’s ownership of 51% voting control, and the results of operations have been included since the date of acquisition in the Statement of Operations.

On September 13, 2022, the Company acquired 100% of the membership interests of Brave Foods, LLC, a Maine limited liability company. Brave is a plant-based food company that provides convenient and healthy breakfast food products. Brave Foods, LLC has been consolidated due to the Company’s ownership of 100% voting control, and the results of operations have been included since the date of acquisition in the Statement of Operations.

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

Principles of consolidation

The Company consolidates all majority-owned subsidiaries, if any, in which the parent’s power to control exists.

As of September 30, 2022, the Company’s consolidated subsidiaries and/or entities are as follows:

Name of combined affiliate	State or other jurisdiction of incorporation or organization	Company Ownership Interest
Jerrick Ventures LLC	Delaware	100%
Abacus Tech Pty Ltd	Australia	100%
Seller’s Choice, LLC	New Jersey	100%
Brave Foods, LLC	Brave Foods, LLC	100%
Creatd Studios, LLC	Delaware	100%
Give, LLC	Delaware	100%
Creatd Partners LLC	Delaware	100%
Denver Bodega, LLC	Colorado	100%
Dune Inc.	Delaware	50%
Plant Camp LLC	Delaware	89%
Sci-Fi.com, LLC	Delaware	100%
OG Collection, Inc.	Delaware	100%
OG Gallery, LLC	Delaware	100%
Orbit Media LLC	New York	51%
VMENA LLC	Delaware	100%
Vocal For Brands, LLC	Delaware	100%
Vocal Ventures LLC	Delaware	100%
What to Buy, LLC	Delaware	100%
WHE Agency, Inc.	Delaware	44%

All inter-company balances and transactions have been eliminated. The condensed consolidated financial statements include Denver Bodega, LLC activity since March 7, 2022, Orbit Media LLC activity since August 1, 2022, and Brave Foods, LLC activity since September 13, 2022.

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

The Company’s Level 1 assets/liabilities include cash, accounts receivable, marketable trading securities, accounts payable, marketable trading securities, prepaid and other current assets, line of credit and due to related parties. Management believes the estimated fair value of these accounts at September 30, 2022 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

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

The following tables provides a summary of the relevant assets that are measured at fair value on a recurring basis:

Fair Value Measurements as of

September 30, 2022

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities - equity securities	$96	$96	$-	$-
Total assets	$96	$96	$-	$-

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of September 30, 2022 are $96.

The change in net realized depreciation on equity trading securities that has been included in other expenses for the nine months ended September 30, 2022 and 2021 was $11,646 and $0, respectively.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) or Financial Claims Scheme (“FCS”) insurable limits. The Company has never experienced any losses related to these balances. The uninsured cash balance as of September 30, 2022, was $0. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company provides credit in the normal course of business. The Company maintains allowances for credit losses on factors surrounding the credit risk of specific customers, historical trends, and other information.

The Company operates in Australia and holds total assets of $622,445. It is reasonably possible that operations located outside an entity’s home country will be disrupted in the near term.

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

Long-lived Assets Including Goodwill and Other Acquired Intangible Assets

We evaluate the recoverability of property and equipment, acquired finite-lived intangible assets and, purchased infinite life digital assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. Digital assets accounted for as intangible assets are subject to impairment losses if the fair value of digital assets decreases other than temporary below the carrying value. The fair value is measured using the quoted price of the crypto asset at the time its fair value is being measured. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. During the three months ended September 30, 2022, the Company recorded an impairment charge of $249,586  for intangible assets. During the nine months ended September 30, 2022, the Company recorded an impairment charge of $257,117 for intangible assets.

Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. We routinely review the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If we change the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life. The remaining weighted average life of the intangible assets are 7.1 years.

Scheduled amortization over the next five years are as follows:

Twelve months ending September 30,

2023	$415,215
2024	443,236
2025	280,223
2026	260,935
2027	239,934
Thereafter	739,762
Total	2,379,305

Intangible assets not subject to amortization	157,294
Total Intangible Assets	$2,536,599

Amortization expense was $94,130 and $75,069 for the three months ended September 30, 2022 and 2021, respectively. Amortization expense was $355,509 and $143,776 for the nine months ended September 30, 2022 and 2021, respectively.

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

During the three months ended September 30, 2022, management observed impairment indicators that led them to believe the carrying amount of goodwill was below its carrying value. The Company determined that the carrying value of the Plant Camp and Dune reporting units were more likely than not greater than their carrying value, including Goodwill. Based on estimated impairment computed, the Company recorded an impairment charge of $25,139 for goodwill.

The following table sets forth a summary of the changes in goodwill for the three months ended September 30, 2022.

For the Three Months ended September 30, 2022
Total
As of July 1, 2022	$1,383,785
Goodwill acquired in a business combination	6,682
Impairment of goodwill	(25,139)
As of September 30, 2022	$1,365,328

The following table sets forth a summary of the changes in goodwill for the nine months ended September 30, 2022.

For the Nine Months ended September 30, 2022
Total
As of January 1, 2022	$1,374,835
Goodwill acquired in a business combination	15,632
Impairment of goodwill	(25,139)
As of September 30, 2022	$1,365,328

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

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price. The transaction price for any given subscriber could decrease based on any payments made to that subscriber. A subscriber may be eligible for payment through one or more of the monetization features offered to Vocal creators, including earnings through reads (on a cost per mile basis) and cash prizes offered to Challenge winners;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, we satisfy a performance obligation.

Revenue disaggregated by revenue source for the three and nine months ended September 30, 2022 and 2021 consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Agency (Managed Services, Branded Content, & Talent Management Services)	$442,867	$555,766	$1,613,924	$1,472,902
Platform (Creator Subscriptions)	230,212	611,714	1,138,812	1,370,581
Ecommerce	347,944	4,153	1,237,634	9,679
Affiliate Sales	1,828	7,619	7,120	23,425
Other Revenue	-	368	-	17,803
	$1,022,851	$1,179,620	$3,997,490	$2,894,390

The Company utilizes the output method to measures the results achieved and value transferred to a customer over time. Timing of revenue recognition for the three and nine months ended September 30, 2022 and 2021 consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Products and services transferred over time	$673,079	$1,167,480	$2,752,736	$2,843,483
Products transferred at a point in time	349,772	12,140	1,244,754	50,907
	$1,022,851	$1,179,620	$3,997,490	$2,894,390

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

Below are the significant components of a typical agreement pertaining to talent management revenue:

●	Total gross contracts range from $500-$50,000.

●	The Company collects fixed fees in the amount of 20% of the gross contract amount, ranging from $100 to $20,000 in net revenue per contract.

●	The campaign is created and made live by the influencer within the timeframe specified in the contract.

●	Campaigns are promoted per the contract and the customer is provided a link to the live deliverables on the influencer’s social media channels.

●	Most billing for contracts occur 100% at execution of the performance obligation. Net payment terms vary by client.

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

The transaction price for any given subscriber could decrease based on any payments made to that subscriber. A subscriber may be eligible for payment through one or more of the monetization features offered to Vocal creators, including earnings through reads (on a cost per mille basis) and cash prizes offered to Challenge winners. Potential revenue offset is calculated by reviewing a subscriber’s earnings in conjunction with payments made by the subscriber on a monthly and/or annual basis.

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

E-Commerce Revenue

The Company’s e-commerce businesses are housed under Creatd Ventures, and currently consists of four majority-owned e-commerce companies, Camp (previously Plant Camp), Dune Glow Remedy (“Dune”), Basis, and Brave. The Company generates revenue through the sale of Camp, Dune, and Basis, and Brave’s consumer products through its e-commerce distribution channels. The Company satisfies its performance obligation upon shipment of product to its customers and recognizes shipping and handling costs as a fulfillment cost. Customers have 30 days from receipt of an item to return unopened, unused, or damaged items for a full refund. All returns are processed within the relevant recording period and accounted for as a reduction in revenue. The Company runs discounts from time to time to promote sales, improve market penetration, and increase customer retention. Any discounts are run as coupon codes applied at the time of transaction and accounted for as a reduction in gross revenue. The Company assesses variable consideration using the most likely amount method.

Deferred Revenue

Deferred revenue consists of billings and payments from clients in advance of revenue recognition. The Company has two types of deferred revenue, subscription revenue whereas the revenue is recognized over the subscription period and contract liabilities where the performance obligation was not satisfied. The Company will recognize the deferred revenue within the next twelve months. As of September 30, 2022, the Company had deferred revenue of $305,555. As of December 31, 2021, the Company had deferred revenue of $234,159, of which $159,727 was recognized as revenue in the nine months ended September 30, 2022, and $13,512 was recognized as revenue in the three months ended September 30, 2022.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried when the Company has performed the work in accordance with managed services, project, partner, consulting and branded content agreements. For example, we bill a managed service client monthly when we have updated their Amazon store, modified SEO or completed the other services listed in the agreement. For projects and branded content, we will bill the client and record the receivable once milestones are reached that are set in the agreement. We make estimates for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers. During the nine months ended September 30, 2022, the Company recorded $124,186, as a bad debt expense. As of September 30, 2022, the Company has an allowance for doubtful accounts of $311,133. As of December 31, 2021, the Company has an allowance for doubtful accounts of $186,147.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. Inventories are periodically evaluated to identify obsolete or otherwise impaired products and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used. As of September 30, 2022, and December 31, 2021, the Company had no valuation allowance.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three and nine months ended September 30, 2022 and 2021 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at September 30, 2022 and 2021:

	September 30,
	2022	2021
Series E preferred	121	148
Options	4,408,267	2,327,445
Warrants	20,429,630	6,558,705
Convertible notes	32,215,486	228,334
Totals	57,053,504	9,114,632

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

Recently Adopted Accounting Guidance

In May 2021, the FASB issued authoritative guidance intended to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. (ASU 2021-04), “Derivatives and Hedging Contracts in Entity’s Own Equity (Topic 815). This guidance’s amendments provide measurement, recognition, and disclosure guidance for an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The updated guidance, which became effective for fiscal years beginning after December 15, 2021, During the nine months ended September 30, 2022 the Company recognized a deemed dividend of $63,064 from the modification of warrants.

Recent Accounting Guidance Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU-2016-13”). ASU 2016-13 affects loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. On October 16, 2019, FASB approved a final ASU delaying the effective date of ASU 2016-13 for small reporting companies to interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The Company does not believe the adoption will have a material impact on the Company’s condensed consolidated financial statements. The adoption of the guidance will affect disclosures and estimates around accounts receivable.

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

As reflected in the condensed consolidated financial statements, as of September 30, 2022, the Company had an accumulated deficit of $133.8 million, a net loss of $25.1 million and net cash used in operating activities of $13.9 million for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Note 4 – Inventory

Inventory was comprised of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Raw Materials	$82,834	$-
Packaging	78,799	2,907
Finished goods	717,417	103,496
	$879,050	$106,403

Note 5 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation, consisted of the following:

	September 30, 2022	December 31, 2021
Computer Equipment	$447,342	$353,880
Furniture and Fixtures	184,524	102,416
Leasehold Improvements	47,616	11,457
	679,482	467,753
Less: Accumulated Depreciation	(430,519)	(364,814)
	$248,963	$102,939

Depreciation expense was $43,546 and $10,047 for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was $67,951 and $30,141 for the nine months ended September 30, 2022 and 2021, respectively.

Note 6 – Notes Payable

Notes payable as of September 30, 2022 and December 31, 2021 is as follows:

	Outstanding Principal as of
	September 30, 2022	December 31, 2021	Interest Rate	Maturity Date
Seller’s Choice Note	$-	$660,000	30%	September 2020
The April 2020 PPP Loan Agreement	198,577	198,577	1%	May 2022
The First December 2021 Loan Agreement	47,990	185,655	10%	June 2023
The Second December 2021 Loan Agreement	-	313,979	14%	June 2022
First Denver Bodega LLC Loan	44,008	-	5%	March 2025
The Third May 2022 Loan Agreement	16,169	-	-%	November 2022
The Fourth May 2022 Loan Agreement	30,558	-	-%	November 2022
The First August 2022 Loan Agreement	129,634	-	14%	November 2022
The Second August 2022 Loan Agreement	646,100	-	-%	January 2023
The First September 2022 Loan Agreement	87,884	-	-%	September 2023
The Second September 2022 Loan Agreement	848,625	-	-%	May 2023
The Third September 2022 Loan Agreement	351,964	-	-%	April 2023
	2,401,509	1,358,211
Less: Debt Discount	(614,410)	(15,547)
Less: Debt Issuance Costs	-	-
	1,787,099	1,342,664
Less: Current Debt	(1,758,179)	(1,278,672)
Total Long-Term Debt	$28,920	$63,992

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

During the nine months ended September 30, 2022, the Company accrued interest of $4,815.

The Company is in the process of returning the funds received from the Loan.

As of September 30, 2022, the Loan is in default, and the lender may require immediate payment of all amounts owed under the Loan or file suit and obtain judgment.

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

During the nine months ended September 30, 2022, the Company repaid $137,665 in principal.

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

During the nine months ended September 30, 2022, the Company accrued $22,287  in interest.

As of the date of this filing the Company has exercised its option to extend the maturity date to August 29, 2022.

During the nine months ended September 30, 2022, the Company repaid $293,499 of principal and $26,115 of interest.

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

During the nine months ended September 30, 2022, the Company accrued $8,120 in interest.

As of the date of this filing the Company has exercised its option to extend the maturity date to August 29, 2022.

During the nine months ended September 30, 2022, the Company repaid $149,089 of principal and $8,120 of interest.

Denver Bodega LLC Notes payable

On March 7, 2022, The Company acquired five note payable agreements from the acquisition of Denver Bodega LLC. See note 12. The total liabilities of these notes amounted to $293,888. During the nine months ended September 30, 2022, the Company repaid $249,880. As of September 30, 2022, the Company has one note outstanding. This note has a principal balance of $44,088, bears interest at 5%, and requires 36 monthly payments of $1,496.

The First May 2022 Loan Agreement

On May 9, 2022, the Company entered into a loan agreement (the “First May 2022 Loan Agreement”) with a lender (the “First May 2022 Lender”), whereby the First May 2022 Lender issued the Company a promissory note of $693,500 (the “First May 2022 Note”). The Company received cash proceeds of $455,924. Pursuant to the First May 2022 Loan Agreement, the First May 2022 Note has an effective interest rate of 143%. The maturity date of the First May 2022 Note is December 18, 2022 (the “First May 2022 Maturity Date”). The Company is required to make weekly payment of $21,673. The First May 2022 Note is secured by officers of the Company.

The Company recorded a $237,576 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the nine months ended September 30, 2022, the Company repaid $390,114 in principal.

On September 22, 2022, the Company and the First May 2022 Lender entered into an exchange agreement whereas both parties agreed to roll the remaining $303,386 in the Second September 2022 Loan Agreement. Since the PV cashflows of the new and old debt were more than 10% differences the company used extinguishment accounting. As part of the agreement the Company recognized $33,115 as loss on extinguishment of debt due to the remaining debt discount on the First May 2022 Loan Agreement.

The Second May 2022 Loan Agreement

On May 9, 2022, the Company entered into a loan agreement (the “Second May 2022 Loan Agreement”) with a lender (the “Second May 2022 Lender”), whereby the Second May 2022 Lender issued the Company a promissory note of $401,500 (the “Second May 2022 Note”). The Company received cash proceeds of $263,815. Pursuant to the Second May 2022 Loan Agreement, the Second May 2022 Note has an effective interest rate of 162%. The maturity date of the Second May 2022 Note is November 20, 2022 (the “Second May 2022 Maturity Date”). The Company is required to make weekly payment of $14,339. The Second May 2022 Note is secured by officers of the Company.

The Company recorded a $137,685 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the nine months ended September 30, 2022, the Company repaid $272,447 in principal.

On September 23, 2022, the Company and the Second May 2022 Lender entered into an exchange agreement whereas both parties agreed to roll the remaining $129,053 in the Third September 2022 Loan Agreement. Since the PV cashflows of the new and old debt were more than 10% differences the company used extinguishment accounting. As part of the agreement the Company recognized $3,905 as loss on extinguishment of debt due to the remaining debt discount on the Second May 2022 Loan Agreement.

The Third May 2022 Loan Agreement

On May 25, 2022, the Company entered into a loan agreement (the “Third May 2022 Loan Agreement”) with a lender (the “Third May 2022 Lender”), whereby the Third May 2022 Lender issued the Company a promissory note of $27,604 (the “Third May 2022 Note”). Pursuant to the Third May 2022 Loan Agreement, the Third May 2022 Note has an effective interest rate of 20%. The maturity date of the Third May 2022 Note is November 23, 2022 (the “Third May 2022 Maturity Date”). The Company is required to make monthly payments of $3,067.

During the nine months ended September 30, 2022, the Company repaid $11,435 in principal.

The Fourth May 2022 Loan Agreement

On May 26, 2022, the Company entered into a loan agreement (the “Fourth May 2022 Loan Agreement”) with a lender (the “Fourth May 2022 Lender”), whereby the Fourth May 2022 Lender issued the Company a promissory note of $40,000 (the “Fourth May 2022 Note”). Pursuant to the Fourth May 2022 Loan Agreement, the Fourth May 2022 Note has an effective interest rate of 17%. The maturity date of the Fourth May 2022 Note is November 23, 2022 (the “Fourth May 2022 Maturity Date”).

During the nine months ended September 30, 2022, the Company repaid $9,442 in principal.

The June 2022 Loan Agreement

On June 17, 2022, the Company entered into a loan agreement (the “June 2022 Loan Agreement”) with a lender (the “June 2022 Lender”), whereby the June 2022 Lender issued the Company a promissory note of $568,000 (the “June 2022 Note”). The Company received cash proceeds of $378,000. Pursuant to the June 2022 Loan Agreement, the June 2022 Note has an effective interest rate of 217%. The maturity date of the June 2022 Note is November 4, 2022 (the “June 2022 Maturity Date”). The Company is required to make weekly payment of $28,400. The June 2022 Note is secured by officers of the Company.

The Company recorded a $190,000 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the nine months ended September 30, 2022, the Company repaid $255,600 in principal.

On August 19, 2022, the Company and the June 2022 Lender entered into an exchange agreement whereas both parties agreed to roll the remaining $312,400 in the Third September 2022 Loan Agreement. Since the PV cashflows of the new and old debt were more than 10% differences the company used extinguishment accounting. As part of the agreement the Company recognized $66,749 as loss on extinguishment of debt due to the remaining debt discount on the Second May 2022 Loan Agreement.

The First August 2022 Loan Agreement

On August 18, 2022, the Company entered into a secured loan agreement (the “First August 2022 Loan Agreement”) with a lender (the “First August 2022 Lender”), whereby the First August 2022 Lender issued the Company a secured promissory note of $193,500 AUD or $129,64 United States Dollars (the “First August 2022 Note”). Pursuant to the First August 2022 Loan Agreement, the First August 2022 Note has an effective interest rate of 14%. The maturity date of the First August 2022 Note is June 30, 2023 (the “First August 2022 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the First August 2022 Loan Agreement are due. The Company has the option to extend the Maturity date by 60 days. The loan is secured by the Australian research & development credit.

During the nine months ended September 30, 2022, the Company accrued $2,037 AUD in interest.

The Second August 2022 Loan Agreement

On August 19, 2022, the Company entered into a loan agreement (the “Second August 2022 Loan Agreement”) with a lender (the “Second August 2022 Lender”), whereby the Second August 2022 Lender issued the Company a promissory note of $923,000 (the “Second August 2022 Note”). The Company received cash proceeds of $300,100 and rolled the remaining $312,400 of principal from the June 2022 Loan Agreement. Pursuant to the Second August 2022 Loan Agreement, the Second August 2022 Note has an effective interest rate of 704%. The maturity date of the Second August 2022 Note is January 9, 2022 (the “Second August 2022 Maturity Date”). The Company is required to make weekly payment of $46,150. The Second August 2022 Note is secured by officers of the Company.

The Company recorded a $310,500 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the nine months ended September 30, 2022, the Company repaid $276,900 in principal.

The First September 2022 Loan Agreement

On September 1, 2022, the Company entered into a loan agreement (the “First September 2022 Loan Agreement”) with a lender (the “First September 2022 Lender”), whereby the First September 2022 Lender issued the Company a promissory note of $87,884 (the “First September 2022 Note”). Pursuant to the First September 2022 Loan Agreement, the First September 2022 Note has an effective interest rate of 13%. The maturity date of the First September 2022 Note is September 1, 2023 (the “First September 2022 Maturity Date”).

During the nine months ended September 30, 2022, the Company repaid $0 in principal.

The Second September 2022 Loan Agreement

On September 22, 2022, the Company entered into a loan agreement (the “Second September 2022 Loan Agreement”) with a lender (the “Second September 2022 Lender”), whereby the Second September 2022 Lender issued the Company a promissory note of $876,000 (the “Second September 2022 Note”). The Company received cash proceeds of $272,614 and rolled the remaining $303,386 of principal from the First May 2022 Loan Agreement. Pursuant to the Second September 2022 Loan Agreement, the Second September 2022 Note has an effective interest rate of 475%. The maturity date of the Second September 2022 Note is May 5, 2023 (the “Second September 2022 Maturity Date”). The Company is required to make weekly payment of $27,375. The Second September 2022 Note is secured by officers of the Company.

The Company recorded a $300,000 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the nine months ended September 30, 2022, the Company repaid $27,375 in principal.

The Third September 2022 Loan Agreement

On September 22, 2022, the Company entered into a loan agreement (the “Third September 2022 Loan Agreement”) with a lender (the “Third September 2022 Lender”), whereby the Third September 2022 Lender issued the Company a promissory note of $365,000 (the “Third September 2022 Note”). The Company received cash proceeds of $110,762 and rolled the remaining $129,053 of principal from the Second May 2022 Loan Agreement. Pursuant to the Third September 2022 Loan Agreement, the Third September 2022 Note has an effective interest rate of 556%. The maturity date of the Third September 2022 Note is May 5, 2023 (the “Second September 2022 Maturity Date”). The Company is required to make weekly payment of $13,036. The Third September 2022 Note is secured by officers of the Company.

The Company recorded a $300,000 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the nine months ended September 30, 2022, the Company repaid $13,036 in principal.

Note 7 – Convertible Notes Payable

Convertible notes payable as of September 30, 2022, is as follows:

	Outstanding Principal as of					Warrants granted
	September 30, 2022	Interest Rate	Conversion Price		Maturity Date	Quantity	Exercise Price
The Second February 2022 Loan Agreement	$112,613	11%	-	(*)	February-23	-	-
The May 2022 Convertible Loan Agreement	76,814	11%	-	(*)	May-23	-	-
The May 2022 Convertible Note Offering	4,090,000	18%	2.00	(*)	November-22	4,000,000	$3.00 – $6.00
The July 2022 Convertible Note Offering	2,150,000	18%	2.00	(*)	November-22	2,150,000	$3.00 – $6.00
	6,429,427
Less: Debt Discount	(360,854)
Less: Debt Issuance Costs	(5,648)
	6,062,926

(*)	As subject to adjustment as further outlined in the notes

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

During the nine months ended September 30, 2022, the July 2021 Note became convertible. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Binomial model at the conversion date. The conversion feature of July 2021 Note gave rise to a derivative liability of $100,532. The Company recorded this as a debt discount. The debt discount is charged to accretion of debt discount over the remaining term of the convertible note.

During the nine months ended September 30, 2022, the note holder converted $168,850 of principal and $4,605 of interest into 109,435 shares of the Company’s common stock. The unamortized debt discount of $96,803 was recorded to extinguishment of debt due to conversion.

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

During the nine months ended September 30, 2022, the Company repaid $224,550 in principal.

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

During the nine months ended September 30, 2022, the Company repaid $38,349 in principal.

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

On September 2, 2022, the Company went into default on these notes. As part of the default terms the Company owes 110% of the principal outstanding and the notes accrue interest at a rate of 18%.

On September 15, 2022, the Company and six out of eight lenders May 2022 Investors agreed to forgive default interest and extend the maturity date to March 31, 2023, for a reduced conversion price of $0.20 for the convertible notes and warrants. Since the PV cashflows of the new and old debt were more than 10% differences the company used extinguishment accounting. As part of the agreement the Company recognized $737,756 as loss on extinguishment of debt due to the remaining debt discount and recognized $331,861 as a gain on extinguishment of debt due to the forgiveness of interest. The company also recognized an additional $75,610 of debt discount from the change in relative fair value on the warrants.

During the nine months ended September 30, 2022, the Company accrued $103,670 in interest that was not forgiven. As of September 30, 2022, the Company is in default on $900,000 of principal and $103,670 of interest.

Subsequent to September 30, 2022, the Company made a repayment of $35,714 towards these notes.

The July 2022 Convertible Note Offering

During July of 2022, the Company conducted multiple closings of a private placement offering to accredited investors (the “July 2022 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “July 2022 Investors”) for aggregate gross proceeds of $2,150,000. The July 2022 convertible notes are convertible into shares of the Company’s common stock, par value $.001 per share at a conversion price of $2.00 per share. As additional consideration for entering in the July 2022 Convertible Note Offering, the Company issued 2,150,000 warrants of the Company’s common stock. The July 2022 Convertible Note matures on November 30, 2022.

The Company recorded a $863,792 debt discount relating to 2,150,000 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost.

The Company recorded a $214,981 debt discount relating to an original issue discount. The debt discount are being accreted over the life of the note to accretion of debt discount and issuance cost.

On September 2, 2022, the Company went into default on these notes. As part of the default terms the Company owes 110% of the principal outstanding and the notes accrue interest at a rate of 18%.

On September 15, 2022, the Company and the July Investors agreed to forgive default interest and extend the maturity date to March 31, 2023 for a reduced conversion price of $0.20 for the convertible notes and warrants. Since the present value of the cash flows of the new and old debt were more than 10% different, the company used extinguishment accounting. As part of the agreement the Company recognized $640,521 as loss on extinguishment related to the change in fair value from the restructuring agreement.

Subsequent to September 30, 2022, the Company made a repayment of $714,285 towards these notes.

Note 8 – Related Party

Equity raises

During the nine months ended September 30, 2022, the Company conducted two equity raises in which officers, directors, employees, and an affiliate of an officer cumulatively invested $421,001 for 240,571 shares of common stock and 240,571 warrants to purchase common stock.

Officer compensation

During the nine months ended September 30, 2022 and 2021, the Company paid $87,275 and $72,328, respectively for living expenses for officers of the Company.

Note 9 – Derivative Liabilities

The Company has identified derivative instruments arising from convertible notes that have an option to convert at a variable number of shares in the Company’s convertible notes payable during the nine months ended September 30, 2022. For the terms of the conversion features see Note 7. The Company had no derivative assets measured at fair value on a recurring basis as of September 30, 2022.

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

Expected term: The Company’s remaining term is based on the remaining contractual maturity of the convertible notes.

The following are the changes in the derivative liabilities during the nine months ended September 30, 2022.

	Nine Months Ended September 30, 2022
	Level 1	Level 2	Level 3
Derivative liabilities as January 1, 2022	$-	$-	$-
Addition	-	-	100,532
Changes in fair value	-	-	(3,729)
Extinguishment	-	-	(96,803)
Derivative liabilities as September 30, 2022	$-	$-	$-

Note 10 – Stockholders’ Equity

Shares Authorized

The Company is authorized to issue up to one hundred and twenty million (120,000,000) shares of capital stock, of which one hundred million (100,000,000) shares are designated as common stock, par value $0.001 per share, and twenty million (20,000,000) are designated as preferred stock, par value $0.001 per share.

Preferred Stock

Series E Convertible Preferred Stock

The Company has designated 8,000 shares of Series E Convertible Preferred stock and has 500 shares issued and outstanding as of September 30, 2022.

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

Common Stock

During the nine months ended September 30, 2022, the Company issued 82,342 shares of its restricted common stock to settle outstanding vendor liabilities of $130,625. In connection with this transaction the Company also recorded a loss on settlement of vendor liabilities of $17,024.

On January 6, 2022, the Company issued 8,850 shares of its restricted common stock to consultants in exchange for services at a fair value of $19,736.

On February 24, 2022, the Company issued 50,000 shares of its restricted common stock to consultants in exchange for four months of services at a fair value of $69,000. These shares were recorded as common stock issued for prepaid services and will be expensed over the life of the consulting contract to share based payments. During the nine months ended September 30, 2022 the Company recorded $69,000 to share based payments.

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

On June 24, 2022, the Company issued 50,000 shares of its restricted common stock to consultants in exchange for four months of services at a fair value of $37,200. These shares were recorded as common stock issued for prepaid services and will be expensed over the life of the consulting contract to share based payments. During the nine months ended September 30, 2022 the Company recorded $2,405 to share based payments.

During the three months ended June 30, 2022, the Company issued 29,387 shares of its restricted common stock to consultants in exchange for services at a fair value of $24,001.

On September 15, 2022, the Company entered into a securities purchase agreement with five accredited investors resulting in the raise of $796,000 in gross proceeds to the Company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell in a registered direct offering an aggregate of 4,000,000 shares of the Company’s common stock together with warrants to purchase an aggregate of 4,000,000 shares of Common Stock at an exercise price of $0.20 per share. The warrants are immediately exercisable and will expire on September 15, 2027. The Company has recorded $75,000 to stock issuance costs, which are part of Additional Paid-in Capital.

During the three months ended September 30, 2022, the Company issued 50,000 shares of its restricted common stock to consultants in exchange for prepaid services at a fair value of $34,900.

During the three months ended September 30, 2022, the Company issued 107,206 shares of its restricted common stock to consultants in exchange for services at a fair value of $22,892.

During the three months ended September 30, 2022 the company repurchased 83,800 shares of common stock for $13,700

Stock Options

The assumptions used for options granted during the nine months ended September 30, 2022 and 2021, are as follows:

September 30, 2022
Exercise price	$1.10 – 1.90
Expected dividends	0%
Expected volatility	165.38% – 166.48%
Risk free interest rate	2.69% – 2.95%
Expected life of option	5 years

September 30, 2021
Exercise price	$2.55 – 14.10
Expected dividends	0%
Expected volatility	194.39% – 242.98%
Risk free interest rate	0.46% – 0.98%
Expected life of option	5 - 7 years

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – December 31, 2020 – outstanding	541,021	12.75	3.27
Granted	1,850,588	6.32	6.20
Exercised	-	-	-
Forfeited/Cancelled	(64,164)	13.06	-
Balance – September 30, 2021 – outstanding	2,327,445	7.63	4.29
Balance – September 30, 2021 – exercisable	608,524	12.75	3.75

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – January 1, 2022 – outstanding	2,902,619	7.07	4.71
Granted	1,940,000	1.38	-
Exercised	-	-	-
Forfeited/Cancelled	(434,352)	13.56	-
Balance – September 30, 2022 – outstanding	4,408,267	3.93	4.43
Balance – September 30, 2022 – exercisable	3,010,101	4.12	4.32

Option Outstanding			Option Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)
$3.93	4,408,267	4.43	4.12	3,010,101	4.32

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

Stock-based compensation for stock options has been recorded in the condensed consolidated statements of operations and totaled $523,749, for the three months ended September 30, 2022. Stock-based compensation for stock options has been recorded in the condensed consolidated statements of operations and totaled $3,355,445, for the nine months ended September 30, 2022.

As of September 30, 2022, there was $1,283,111 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 1.21 years.

Warrants

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for warrants granted during the nine months ended September 30, 2022  and 2021 are as follows:

September 30, 2021
Exercise price	$4.50 – 4.95
Expected dividends	0%
Expected volatility	237.14% - 237.68%
Risk free interest rate	0.82% - 0.86%
Expected life of warrant	5 years

September 30, 2022
Exercise price	$0.20 – 6.00
Expected dividends	0%
Expected volatility	164.34% - 169.75%
Risk free interest rate	2.81% – 4.00%
Expected life of warrant	5.00 – 5.50 years

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrant	Weighted Average Exercise Price
Balance – December 31, 2020 – outstanding	6,130,948	4.96
Granted	1,881,267	5.63
Exercised	(1,438,788)	4.59
Forfeited/Cancelled	(14,722)	24.00
Balance – September 30, 2021 – outstanding	6,558,705	4.92
Balance – September 30, 2021 – exercisable	6,558,705	$4.92

	Warrant	Weighted Average Exercise Price
Balance – January 1, 2022 – outstanding	5,658,830	4.98
Granted	14,812,262	2.29
Exercised	-	-
Forfeited/Cancelled	(41,462)	12.00
Balance – September 30, 2022 – outstanding	20,429,630	1.88
Balance – September 30, 2022 – exercisable	16,429,630	$2.62

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.88	20,429,630	4.07	2.62	16,429,630	3.81

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

During the nine months ended September 30, 2021, a total of 1,090,908 warrants were issued with convertible notes. The warrants have a grant date fair value of $3,067,617 using a Black-Scholes option-pricing model and the above assumptions.

During the nine months ended September 30, 2021, some of the Company’s warrants had a reset provision triggered that also resulted in an additional 127,801 warrants to be issued. A deemed dividend of $410,750 was recorded to the Statements of Comprehensive Loss.

On June 17, 2021, the Company issued 46,667 warrants in connection with the underwriting agreement.

Stock-based compensation for stock warrants has been recorded in the consolidated statements of operations and totaled $480,863, for the nine months ended September 30, 2021

During the nine months ended September 30, 2022, some of the Company’s warrants had a down-round provision triggered that also resulted in an additional 1,740,948 warrants to be issued. A deemed dividend of $303,557 was recorded to the Statements of Operations and Comprehensive Loss.

During the nine months ended September 30, 2022, a total of 6,150,000 warrants were issued with convertible notes (See Note 7 above). The warrants have a grant date fair value of $5,185,826 using a Black-Scholes option-pricing model and the above assumptions and a relative fair value of $2,929,303.

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

A complaint against the Company, dated September 21, 2022, has been filed in the Supreme Court of the State of New York, New York County, by Lind Global Macro Fund LP and Lind Global Fund II LP, making certain claims alleging breach of contract related to two Securities Purchase Agreements executed on May 31, 2022, seeking damages in excess of $920,000. No response to the Complaint has been filed at this time. The Company has not yet submitted a response to the Complaint or had the opportunity to conduct discovery as to the allegations. The Company will file an initial response on or before November 18, 2022. Given the premature nature of this case, it is still too early for the Company to make an assessment as to liability.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA includes a 15% Corporate Alternative Minimum Tax (“Corporate AMT”) for tax years beginning after December 31, 2022. We do not expect the Corporate AMT to have a material impact on our consolidated financial statements. Additionally, the IRA imposes a 1% excise tax on net repurchases of stock by certain publicly traded corporations. The excise tax is imposed on the value of the net stock repurchased or treated as repurchased. The new law will apply to stock repurchases occurring after December 31, 2022.

Lease Agreements

On April 26, 2022, the Company signed a 7-year lease for approximately 8,000 square feet of office space at 419 Lafayette Street, 6th Floor, New York, NY, 10003. Commencement date of the lease is May 1, 2022. The total amount due under this lease is $3,502,033.

On July 28, 2022, the Company signed a 3-year lease for approximately 1,364 square feet of office space at 1674 Meridian Ave., Miami Beach, FL, 33131. Commencement date of the lease is July 28, 2022. The total amount due under this lease is $181,299. During the three months ended September 30, 2022, it was decided the company would not be using the office space and recorded an impairment of $101,623 on the right-of-use asset.

The components of lease expense were as follows:

Three Months Ended September 30, 2022
Operating lease cost	$148,446
Short term lease cost	5,568
Total net lease cost	$154,015

Nine Months Ended September 30, 2022
Operating lease cost	$241,601
Short term lease cost	154,108
Total net lease cost	$395,709

Supplemental cash flow and other information related to leases was as follows:

Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease payments	54,564
Weighted average remaining lease term (in years):	3.40
Weighted average discount rate:	12.50%

Total future minimum payments required under the lease as of September 30, are as follows:

For the Twelve Months Ended September 30,	Operating Leases
2023	$534,880
2024	541,905
2025	513,507
2026	528,589
2027	544,122
Thereafter	892,399
Total lease payments	3,555,402
Less: Amounts representing interest	(1,140,416)
Total lease obligations	2,414,986
Less: Current	(279,593)
$2,135,393

Rent expense for the three months ended September 30, 2022 and 2021 was $154,015 and $67,397, respectively. Rent expense for the nine months ended September 30, 2022 and 2021 was $395,709 and $121,266, respectively.

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

Nasdaq Notice of Delisting

On September 2, 2022, the Company received a letter from the staff of The Nasdaq Capital Market notifying the Company that the Nasdaq Hearings Panel has determined to delist the Company’s common stock from the Exchange, based on the Company’s failure to comply with the listing requirements of Nasdaq Rule 5550(b)(1) as a result of the Company’s shareholder equity deficit for the period ended June 30, 2022, as demonstrated in Company’s Quarterly Report on Form 10-Q filed on August 15, 2022, following the Company having not complied with the market value of listed securities requirement in Nasdaq Rule 5550(b)(2) on March 1, 2022, while the Company was under a Panel Monitor, as had been previously disclosed. Suspension of trading in the Company’s shares on the Exchange became effective at the opening of business on September 7, 2022, at which time the Company’s common stock, under the symbol “CRTD,” and publicly-traded warrants, under the symbol “CRTDW,” was quoted on the OTCPink marketplace operated by OTC Markets Group Inc.

Following passage of the proscribed 15-day time period for appeal as stated in the Letter, on October 26, 2022, Nasdaq completed the delisting by filing a Form 25 Notification of Delisting with the Securities and Exchange Commission.

The Company’s common stock, under the symbol “CRTD,” is quoted on the OTCQB marketplace operated by OTC Markets Group Inc. effective as of September 26, 2022. The Company’s publicly-traded warrants, under the symbol “CRTDW,” are quoted on the OTCPink marketplace operated by OTC Markets Group Inc.

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

Executive Separation Agreement

On September 2, 2022, the Company entered into an Executive Separation Agreement with Laurie Weisberg the Company’s Chief Executive Officer and member of the Board of Directors setting forth the terms and conditions related to the Executive’s resignation for good reason as Chief Executive Officer, Director and any other positions held with the Company or any subsidiary.

The Company will pay severance in the aggregate amount of $475,000, payable as follows: (i) 1/24 will be paid on each of September 15, 2022, October 1, 2022 and November 1, 2022, respectively; (ii) 1/8 will be paid on each of December 1, 2022, January 1, 2023 and February 1, 2023, respectively; (iii) 1/4 will be paid on April 1, 2023; and (iv) the balance will be paid on May 1, 2023. The Company has executed and delivered a Confession of Judgment concerning the severance amount, which is being held in escrow pending satisfaction of payment.

Additionally, all unvested and/or outstanding stock options held by Ms. Weisberg as of the date of the separation agreement that are not subject to metric based vesting shall automatically and fully vest. All unvested and/or outstanding stock options held by Ms. Weisberg as of the date of the separation agreement that are subject to metric based vesting shall vest in accordance with their respective original terms.

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

The following sets forth the components of the purchase price:

Purchase price:
Cash paid to seller	$44,000
Shares granted to seller	40,994
Total purchase price	84,994

Net Assets acquired	-

Non-controlling interest in consolidated subsidiary	81,661

Excess purchase price	$166,655

The excess purchase price amounts are provisional and may be adjusted during the one-year measurement period as required by U.S. GAAP. The following table provides a summary of the preliminary allocation of the excess purchase price.

Know-How and Intellectual Property	$166,655

Excess purchase price	$166,655

On September 13, 2022, the Company acquired 100% of the membership interests of Brave Foods, LLC, a Maine limited liability company for $150,000. Brave is a plant-based food company that provides convenient and healthy breakfast food products.

The following sets forth the components of the purchase price:

Purchase price:
Cash paid to seller	$150,000
Total purchase price	150,000

Assets acquired:
Cash	73,344
Inventory	86,154
Total assets acquired	159,498

Liabilities assumed:
Accounts payable and accrued expenses	1,316
Notes payable	75,000
Total liabilities assumed	76,316

Net assets acquired	83,182

Excess purchase price	$66,818

The excess purchase price amounts are provisional and may be adjusted during the one-year measurement period as required by U.S. GAAP. The following table provides a summary of the preliminary allocation of the excess purchase price.

Goodwill	$6,683
Trade Names & Trademarks	16,704
Know-How and Intellectual Property	16,704
Website	16,704
Customer Relationships	10,023

Excess purchase price	$66,818

The goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition.

The following presents the unaudited pro-forma combined results of operations of the Company with Plant Camp, WHE, Dune, Denver Bodega, Orbit, and Brave as if the entities were combined on January 1, 2021.

Three Months Ended
September 30,
2021
Revenues	$3,429,748
Net loss attributable to common shareholders	$(25,735,007)
Net loss per share	$(2.17)
Weighted average number of shares outstanding	11,845,229

Three Months Ended
September 30,
2022
Revenues	$4,057,080
Net loss attributable to common shareholders	$(9,425,313)
Net loss per share	$(0.45)
Weighted average number of shares outstanding	21,087,764

Nine Months Ended
2021
Revenues	$5,069,181
Net loss attributable to common shareholders	$(26,428,192)
Net loss per share	$(2.23)
Weighted average number of shares outstanding	11,845,229

Nine Months Ended
2022
Revenues	$4,683,843
Net loss attributable to common shareholders	$(24,217,030)
Net loss per share	$(1.23)
Weighted average number of shares outstanding	19,726,987

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

Creatd Ventures	Creatd Ventures builds, develops, and scales e-commerce brands. This segment generates revenues through product sales of its two majority-owned direct-to-consumer brands, Camp and Dune Glow Remedy.
Creatd Partners	Creatd Partners fosters relationships between brands and creators through its suite of agency services, including content marketing (Vocal for Brands), performance marketing (Seller’s Choice), and influencer marketing (WHE Agency). Creatd Partners derives revenues in the form of brand fees and talent management commissions.

The following tables present certain financial information related to our reportable segments and Corporate:

	As of September 30, 2022
	Creatd Labs	Creatd Ventures	Creatd Partners	Corporate	Total

Accounts receivable, net	$-	$4,973	$217,210	$-	$222,183
Prepaid expenses and other current assets	43,336	-	-	96,390	139,726
Deposits and other assets	576,551	-	-	192,585	769,136
Intangible assets	162,489	1,568,347	648,469	157,294	2,536,599
Goodwill	-	15,632	1,349,696	-	1,365,328
Inventory	-	879,050	-	-	879,050
All other assets	-	-	-	2,811,769	2,811,769
Total Assets	$782,376	$2,468,002	$2,215,375	$3,258,038	$8,723,791

Accounts payable and accrued liabilities	$1,365	$1,518,544	$68,063	$5,126,634	$6,714,606
Note payable, net of debt discount and issuance costs	129,634	170,365	-	1,487,100	1,787,099
Deferred revenue	161,112	-	144,443	-	305,555
All other Liabilities	-	-	-	8,529,992	8,529,992
Total Liabilities	$292,111	$1,688,909	$212,506	$15,143,726	$17,337,252

	As of December 31, 2021
	Creatd Labs	Creatd Ventures	Creatd Partners	Corporate	Total

Accounts receivable, net	$-	$2,884	$334,556	$-	$337,440
Prepaid expenses and other current assets	48,495	-	-	188,170	236,665
Deposits and other assets	626,529	-	-	92,422	718,951
Intangible assets	-	1,637,924	783,676	11,241	2,432,841
Goodwill	-	25,139	1,349,696	-	1,374,835
Inventory	-	106,403	-	-	106,403
All other assets	-	-	-	3,966,124	3,966,124
Total Assets	$675,024	$1,772,350	$2,467,928	$4,257,957	$9,173,259

Accounts payable and accrued liabilities	$9,693	$766,253	$6,232	$2,948,362	$3,730,540
Note payable, net of debt discount and issuance costs	313,979	-	-	1,028,685	1,342,664
Deferred revenue	161,112	13,477	59,570	-	234,159
All other Liabilities	-	-	-	177,644	177,644
Total Liabilities	$484,784	$779,730	$65,802	$4,154,691	$5,485,007

	For the three months ended September 30, 2022
	Creatd Labs	Creatd Ventures	Creatd Partners	Corporate	Total

Net revenue	$291,414	$316,654	$414,783	$-	$1,022,851
Cost of revenue	564,349	502,396	337,817	-	1,404,562
Gross margin (loss)	(272,935)	(185,742)	76,966	-	(381,711)

Research and development	139,997	-	94,968	-	234,965
Marketing	370,584	234,760	41,176	-	646,520
Stock based compensation	122,964	111,472	126,654	265,478	626,568
General and administrative not including depreciation, amortization, or Impairment	90,212	476,386	384,365	3,136,092	4,087,055
Depreciation and amortization	1,489	43,001	40,917	72,589	157,996
Impairment of intangibles	-	85,406	-	164,180	249,586

Total operating expenses	$723,757	$822,618	$647,163	$3,401,570	$5,595,108

Interest expense	(17,048)	-	-	(656,647)	(673,694)
All other expenses	-	-	-	(2,875,832)	(2,875,832)
Other expenses, net	(17,048)	-	-	(3,532,479)	(3,549,526)

Loss before income tax provision	$(1,001,024)	$(1,008,360)	$(570,197)	$(6,946,764)	$(9,526,345)

	For the three months ended September 30, 2021
	Creatd Labs	Creatd Ventures	Creatd Partners	Corporate	Total

Net revenue	$565,852	$3,919	$609,849	$-	$1,179,620
Cost of revenue	849,079	174,438	394,696	-	1,418,213

Gross margin	(283,227)	(170,519)	215,153	-	(238,593)

Research and development	250,474	60	72,412	-	322,946
Marketing	1,540,540	-	181,240	90,620	1,812,400
Stock based compensation	337,026	-	332,531	1,179,579	2,151,900
General and administrative	386,844	302,764	293,296	1,672,176	2,385,135
Total operating expenses	2,514,884	32,819	879,479	2,942,375	6,672,381

Loss before income tax provision and equity in net loss from unconsolidated investments	$(2,802,443)	$(506,162)	$(664,326)	$(5,747,190)	$(9,720,121)

	For the Nine months ended September 30, 2022
	Creatd Labs	Creatd Ventures	Creatd Partners	Corporate	Total

Net revenue	$1,138,904	$1,237,542	$1,621,044	$-	$3,997,490
Cost of revenue	1,917,039	1,706,586	1,147,526	-	4,771,151
Gross margin (loss)	(778,135)	(469,044)	473,518	-	(773,661)

Research and development	408,810	-	277,321	-	686,131
Marketing	2,301,994	1,458,280	255,777	-	4,016,051
Stock based compensation	755,284	684,697	777,948	1,630,649	3,848,578
General and administrative not including depreciation, amortization, or Impairment	242,330	1,279,676	1,032,487	8,401,553	10,956,046
Depreciation and amortization	4,166	120,282	114,453	203,042	441,943
Impairment of intangibles	-	87,983	-	169,134	257,117

Total operating expenses	$3,712,584	$3,630,918	$2,457,986	$10,404,378	$20,205,866

Interest expense	(34,095)	-	-	(673,855)	(707,950)
All other expenses		-	-	(3,424,854)	(3,424,854)
Other expenses, net	(34,095)	-	-	(4,098,709)	(4,132,804)

Loss before income tax provision	$(4,524,814)	$(4,099,962)	$(1,984,468)	$(14,503,087)	$(25,112,331)

	For the nine months ended September 30, 2021
	Creatd Labs	Creatd Ventures	Creatd Partners	Corporate	Total

Net revenue	$1,388,411	$9,616	$1,496,363	$-	$2,894,390
Cost of revenue	2,482,848	497,194	1,180,701	-	4,160,743
Gross margin	(1,094,437)	(487,578)	315,662	-	(1,266,353)

Research and development	549,426	131	158,839	-	708,396
Marketing	6,842,142	-	804,958	402,479	8,049,579
Stock based compensation	886,832	796,676	875,004	3,103,877	5,662,389
General and administrative	900,323	76,381	682,602	3,891,743	5,551,049
Total operating expenses	$9,178,723	$873,188	$2,521,403	$7,398,099	$19,971,413

Loss before income tax provision and equity in net loss from unconsolidated investments	$(10,286,156)	$(1,360,766)	$(2,205,741)	$(11,073,171)	$(24,925,834)

Note 14 – Subsequent Events

Warrant Exercises

Subsequent to September 30, 2022, a total of 4,227,114 warrants were exercised, resulting in the cancellation of 4,227,114 warrants, the issuance of 3,802,626 shares of Common Stock, and gross proceeds of $354,994 to the Company.

Promissory Notes

Subsequent to September 30, 2022, the Company entered into one promissory note agreement with net proceeds of $100,000.

Common Stock Purchase Agreement, Securities Purchase Agreement and Promissory Note

On October 20, 2022, Creatd, Inc. a Nevada corporation (the “Company”), entered into a Common Stock Purchase Agreement (the “Investment Agreement”) with an otherwise unaffiliated third party (the “Investor”). Pursuant to the terms of the Investment Agreement, for a period of thirty-six (36) months commencing on the trading day immediately following date of effectiveness of the Registration Statement (as defined below), the Investor purchase up to $15,000,000 of the Company’s common stock, par value $0.001 per share (the “Shares”), pursuant to Drawdown Notices (as defined below), covering the Registrable Securities (as defined below). The purchase price of the Shares under the Investment Agreement is equal to 82% of the lowest volume weighted average price (VWAP) during the last ten trading days after the Company delivers to the Investor a Put notice (a “Drawdown Notice”) in writing requiring Investor to purchase shares of the Company, subject to the terms of the Investment Agreement.

On October 20, 2022, the Company also entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Investor, pursuant to which the Company issued to the Investor on that date a Promissory Note (the “Note”) in the principal amount of $300,000 in exchange for a purchase price of $255,000, which the Investor funded on October 20,2022.  The proceeds of the Note will be used by the Company for general working capital purposes.

The Note bears interest at the rate of 10% per annum.  Starting on the fifth month anniversary of the funding of the Note, and for the next six months thereafter, the Company will make seven equal monthly payments of $47,142.85 to the Investor.

On October 20, 2022, in connection with the entry by the Company and the Investor into the economic agreements, (i.e., the Investment Agreement, the Purchase Agreement, and the Note and the funding thereof), the Company issued 800,000 shares of its common stock to the Investor.

Securities Purchase Agreement

On October 24, 2022 (the “Effective Date”), the Company, entered into and closed securities purchase agreement (the “Purchase Agreement”) with one accredited investor (the “Investor”), whereby the Investor purchased from the Company for an aggregate of $1,500,000 in subscription amount, an unsecured debenture in the principal amount of $1,666,650 (the “Debenture”).

The Debenture has an original issue discount of 10%, has a term of six months with a maturity date of April 24, 2023, may be extended by six months at the Company’s option subject to certain conditions, and are convertible into shares of Common Stock at a conversion price of $0.20 per share, subject to adjustment upon certain events.

In connection with its entry into the Purchase Agreement and issuance of the Debenture, the Company also entered into a side letter agreement (the “Letter Agreement”) with the holders of debentures of the Company, the Series C Warrants and Series D Warrants issued as of May 31, 2022 (the “May Investors”) and the holders of debentures of the Company, the Series E Warrants and Series F Warrants issued as of July 25, 2022 (the “July Investors”). Pursuant to the Letter Agreement each of the May Investors and the July Investors have entered into a lock-up agreement whereby they may not sell any such debentures, warrants, the shares into which such debentures may be converted, or certain shares underlying such warrants until the date that is 30 days after the date on which the registration statement registering for resale the shares of the Company’s common stock underlying the Debenture is declared effective by the Securities and Exchange Commission. Additionally, the Letter Agreement, provides that the May Investors and July Investors have agreed to a further lock up of such shares for a further 30 days upon the receipt of a certain amount of the proceeds from future potential issuances of debentures, common stock or similar securities by the Company. Further additionally, pursuant to the Letter Agreement, the May Investors and the July Investors have agreed to exchange and return for cancellation the Series C Warrants, Series D Warrants, Series E Warrants and Series F Warrants, receiving replacement warrants from the Company (the “Replacement Warrants”), in consideration for (i) the Company’s payment of $750,000 of the proceeds from the sale of the Debenture to the May Investors and July Investors on a pro rata basis and (ii) the Company’s agreement to pay, on a pro rata basis to the May Investors and July Investors, the greater of (x) $750,000 and (y) 50% of the gross proceeds raised in a subsequent financing. The Replacement Warrants reflect a reduction in the number of Series C and Series D Warrants from 1,550,000 in each class to 1,536,607 in each class and a reduction in the number of Series E and Series F Warrants from 1,075,000 in each class to 807,143 in each class, and the initial exercise date for the Replacement Warrants are unchanged from the date as set forth in the respective exchanged Series C, Series D, Series E or Series F Warrant.

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

Overview

Creatd, Inc. provides economic opportunities to creators and brands by multiplying the impact of platforms, technology, and people.

The Company has four main revenue lines, all directly related to its flagship technology platform, Vocal. The business lines complement one another, creating a flywheel effect. Working together, they provide shared data and resources to holistically leverage and organically grow the Company. Revenues are generated from creator subscriptions, consumer product sales, branded content, and IP development.

Creator-Centric Strategy

Creatd’s north star metric is to empower creators by providing best-in-class tools, supportive communities, and opportunities for monetization and audience expansion. This creator-first approach is the foundation of our culture and mission.

Creator Subscriptions

Creatd’s most scalable stream of revenues are derived from its flagship technology platform, Vocal.

Vocal was built to serve as a home base for creators. This robust, proprietary technology platform provides digital tools and resources, safe and curated communities, and monetization opportunities that enable creators to find a receptive audience and be rewarded for their content. Creators of all types call Vocal their home, from bloggers to social media influencers, to podcasters, founders, musicians, photographers, and more.

Since its initial launch in 2016, Vocal has grown to over 1.5 million registered creators and is one of the premier technology platforms for content creators of all shapes and sizes. Creators can opt to use Vocal for free, or upgrade to the premium membership tier, Vocal+. Upon joining Vocal, either as a freemium or premium member, creators can immediately begin to utilize Vocal’s storytelling tools to create and publish their stories, as well as benefit from Vocal’s monetization features. Creatd facilitates creators’ monetization on Vocal in many ways, including i) rewarding creators for each ‘read’ their story receives; ii) via Vocal Challenges, or writing contests through which creators can win cash and other rewards; iii) by awarding Bonuses; iv) by connecting creators with brands for opportunities to collaborate on Vocal for Brands branded content campaigns; v) through ’Subscribe,’ which enables creators to receive payment directly from their audience via monthly subscriptions and one-off microtransactions; vi) via Vocal’s Ambassador Program, which enables creators to receive additional rewards whenever they refer a new Vocal+ member. The Vocal app is available for both iOS and Android on the Apple App store and the Google Play store.

Vocal’s proprietary technology is built on Keystone, the same underlying open-source framework used by industry leaders in the software as a service (SaaS) space. Some of the differentiating elements of Vocal’s technology are speed, sustainability, and scalability. The Company continues to invest heavily in research and development to continuously improve and innovate its platform, with the goal of optimizing the user experience for creators, brands and their audiences. Additionally, the Vocal platform and its underlying technology maintain an advantageous capital-light infrastructure. By using cloud service providers and data segment specialists, we are able to focus on building the platform, community, and revenue rather than building and maintaining the costly internal infrastructures that have materially affected so many legacy media platforms.

Vocal’s technology has been specifically designed to significantly scale without a material corresponding increase in operational costs. While our users can embed rich media, such as video, audio, and product links, into their Vocal stories, the rich media content is hosted elsewhere (such as YouTube, Instagram, Vimeo, Shopify, and Spotify). The Vocal platform can accommodate content of all kinds without bearing the financial or operational costs associated with hosting the media itself. Creatd maintains a number of partnerships and initiatives with the primary content distribution and hosting platforms. In addition to the benefits this framework affords to the Company, it provides the additional benefit to our content creators, in that a creator can increase their monetization; for example, a creator can embed their YouTube video into a Vocal story and thus derive earnings from both platforms when their video is viewed.

Consumer Products Group

Creatd’s portfolio of internally owned and operated e-commerce businesses and associated technology and infrastructure make up the majority of the company’s second most scalable revenue line. The Company supports founders by providing a host of services including design and development, marketing and distribution, and go-to-market strategies. The Company expects to broaden its portfolio through the acquisition of up and coming brands that are aligned and easily consolidated into its shared supply chain, resources, and infrastructure.

This portfolio includes:

●	Camp, a direct-to-consumer (DTC) food brand which creates healthy upgrades to classic comfort food favorites. Each of Camp’s products are created with servings of vegetables and contain Vitamins A, C, D, E, B1 + B6. Since its launch in 2020, Camp continues to add new products to its line of healthy, veggie-based, family-friendly foods, with flavors including Classic Cheddar Mac ‘N’ Cheese, White Cheddar Mac ‘N’ Cheese, Vegan Cheezy Mac, and Twist Veggie Pasta.

●	Dune Glow Remedy (“Dune”), which the Company purchased and brought to market in 2021, is a beverage brand focused on promoting wellness and beauty from within. Each beverage in Dune’s product line is meticulously crafted with functional ingredients that nourish skin from the inside out and enhance one’s natural glow. During 2022, Dune has continued to advance its retail and wholesale distribution strategy, securing numerous partnerships including with lifestyle retailer Urban Outfitters, Equinox, and the Los Angeles-based Erewhon Market.

●	Basis, a hydrating electrolyte drink mix formulated using rehydration therapies developed by the World Health Organization. Acquired by the Company in first quarter 2022, Basis has a history of strong sales volume both on the brand’s website as well as through third-party distribution channels such as Amazon.

●	Brave, a plant-based food company that provides convenient and healthy breakfast food products. On September 13, 2022, the Company acquired 100% of the membership interests of Brave Foods, LLC, a Maine limited liability company (“Brave”). What started as a search for a better morning routine evolved into a business serving thousands of go-getters of every type.

Branded Content

The branded content revenue line is driven primarily by its Vocal for Brands offering, the Company’s internal content studio. The business line works with premier brands developing best-in-class organic marketing campaigns. In addition to content creation, the Company generates revenues from its influencer and performance marketing agency opportunities.

Brands have a story to tell. They leverage Vocal’s creator communities to help them tell it. Vocal for Brands’ content marketing studio specializes in pairing leading brands with Vocal creators, as well as discovering new talent and introducing them to the Vocal platform. The branded content business produces marketing campaigns on the platform that are non-interruptive, engaging, and direct-response driven. Additionally, brands can opt to collaborate with Vocal on sponsored Challenges, prompting the creation of thousands of high-quality stories that are centered around the brand’s mission and further disseminated through creators’ respective social channels and promotional outlets. Vocal for Brands campaigns leverage Vocal’s first-party audience insights, which enables the creation of highly targeted, segmented audiences and optimized campaign results.

IP Development and Production

Creatd’s fourth revenue stream is driven by partnering with its top creators to produce stories for TV, film, podcasts, and print. The Vocal platform is perpetually generating intellectual property sourced and curated by a combination of human let moderation and machine learning models. With millions of compelling stories in its midst, Creatd’s Vocal technology surfaces the best candidates for transmedia adaptations, through a deep analysis of community, creator, and audience insights.

In 2022, Creatd announced a series of newly released and upcoming production projects, including:

●	“Write Here, Write Now,” the Company’s first-ever podcast showcasing select Vocal creators and stories; a partnership with UK-based publisher, Unbound, for the publication of books featuring stories sourced from Vocal; the formation of a new graphic novel development arm which in Fall 2022 will release its first title, Steam Wars, created by artist and independent filmmaker Larry Blamire.

●	OG Gallery: The OG Collection is an extensive library of original artwork and imagery from the archives of some of the most iconic magazines of the 20th century. OG Gallery is an exploratory initiative aimed at identifying opportunities to propel the OG Collection into a new technological sphere: the NFT marketplace.

Application of First-Party Data

Creatd’s shared business intelligence and marketing teams identify and target individual creators, communities, and brands, utilizing empirical data harnessed from the Vocal technology platform. The team’s ability to apply its proprietary first-party data works to reduce acquisition costs for new creators and to help provide brands with conversions and an ideal targeted audience. In this way, our ability to apply first-party data is one of the value-drivers for the Company across its four business pillars. The internal teams work across the Company’s portfolio of technology product and service revenue lines.

Creatd uses its first party data to improve the Vocal platform. Specifically, data helps understand the behaviors and attributes that are common among the creators, brands, and audiences within the platform’s ecosystem. Pairing first-party Vocal data with third-party data from distribution platforms such as Instagram, Tiktok, Twitter, and Snapchat provide a more granular profile of creators, brands, and audiences. It is through generating this valuable first-party data that the Company can continually enrich and refine its targeting capabilities for branded content marketing and creator acquisition, and specifically, to reduce creator acquisition costs (CAC) and subscriber acquisition costs (SAC).

Competitive Advantage

The idea for Vocal came as a response to what Creatd’s founders recognized as systemic flaws inherent to the digital media industry and its operational infrastructures. The depreciating value of digital media business models built on legacy technology platforms that did not efficiently access and apply data, created a unique opportunity for the development of a new type of creator-centric platform. Key to building a platform that could appeal to a global community was utilizing that data to create a win-win proposition for all constituents including creators, audiences and the brands that want to access them. The proprietary nature of Creatd’s technology and its process give the company a competitive advantage in acquiring undervalued technology assets that can be rapidly assimilated into the greater collective, thus exponentially driving future EBITDA.

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

Acquisition Strategy

Creatd’s hybrid finance and design culture is key to its acquisition strategy. Acquisition targets are companies that meet a set of opportunistic or financial standards or that are part of specific digital environments. Transactions are mainly accretive and targets can seamlessly integrate into Creatd’s existing revenue lines. Creatd will continue to make strategic acquisitions when presented with opportunities that are in the interest of long term shareholder value.

Recent Developments

Securities Purchase Agreement

On September 15, 2022, the Company, entered into a securities purchase agreement (the “Purchase Agreement”) with five accredited investors resulting in the raise of $800,000 in gross proceeds to the Company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell in a registered direct offering (the “Offering”) an aggregate of 4,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). In a concurrent private placement, the Company issued to such investors warrants to purchase up to 4,000,000 shares of Common Stock, representing 100% of the shares of common stock purchased in the Offering (the “Warrants”). The Warrants and the shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are not being registered under the Securities Act of 1933, as amended (the “Securities Act”).

The Company received gross proceeds from the Offering of approximately $800,000, before deducting Offering expenses, used for general corporate purposes, including working capital.

The shares of Common Stock were offered and sold by the Company pursuant to a prospectus supplement, which will be filed with the Securities and Exchange Commission (the “Commission”), in connection with a takedown from the Company’s effective shelf registration statement on Form S-3, which was filed with the Commission on November 25, 2020 and subsequently declared effective on April 23, 2021 (File No. 333-250982) (the “Shelf Registration Statement”).

The Warrants are immediately exercisable for a term of five years until September 15, 2027. The Warrants are exercisable at an exercise price of $0.20, subject to adjustment upon certain events. The Warrants provide for cashless exercise to the extent that there is no registration statement available for the underlying shares of Common Stock. The shares underlying the Warrants are to be registered within 10 trading days of the date of the Purchase Agreement.

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

Restructuring Agreement

On September 15, 2022, in connection with the Offering, the Company entered into an agreement with the holders (the “Holders”) of certain of the Company’s previously issued securities (the “Restructuring Agreement”).

The Restructuring Agreement, among other things, modified certain provisions of the following securities of the Company:

(i)	Original Issue Discount Senior Convertible Debentures Issued on May 31, 2022 (the “May 2022 Debentures”);

(ii)	Original Issue Discount Senior Convertible Debentures Issued on July 25, 2022 (the “July 2022 Debentures” and, together with the May 2022 Debentures, the “Debentures”);

(iii)	Common Stock Purchase Warrants issued on February 28, 2022 (the “February 2022 Warrants”);

(iv)	Common Stock Purchase Warrants issued on March 9, 2022 (the “March 2022 Warrants”);

(v)	Series C Common Stock Purchase Warrants issued on May 31, 2022 (the “Series C Warrants”);

(vi)	Series D Common Stock Purchase Warrants issued on May 31, 2022 (the “Series D Warrants”);

(vii)	Series E Common Stock Purchase Warrants issued on July 25, 2022 (the “Series E Warrants”);

(viii)	Series F Common Stock Purchase Warrants issued on July 25, 2022 (the “Series F Warrants” and, together with the February 2022 Warrants, the March 2022 Warrants, Series C Warrants, Series D Warrants and Series E Warrants, the “Restructured Warrants”);

Pursuant to the Restructuring Agreement, the Company and the Holders agreed to, among other things, to (i) reduce the conversion price of the Debentures down to $0.20, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock; (ii) reduce the exercise price of the Restructured Warrants down to $0.20, subject to adjustment for subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock; (iii) extend the maturity dates for the Debentures to March 31, 2023; (iv) permit the Company’s contemplated rights offering to proceed, provided that the per share offering price in the rights offering is not less than $0.20; and (v) require that the Company’s cash burn rate not exceed $600,000 per month; provided, however, that with the prior written consent of a majority in interest of the Holders, such permitted monthly burn rate can be increased by $150,000, provided such additional amount is used for marketing purposes.

Additionally, in connection with the Restructuring Agreement, (i) the Company entered into a Registration Rights Agreement (“Registration Rights Agreement”), providing for the filing of a registration statement covering the Restructured Warrants and shares underlying the Warrants by not later than 10 trading days after the date of the Registration Rights Agreement or the earliest practical date on which the Company is permitted by Commission guidance to file such registration statement; (ii) the Company and its subsidiaries entered into a Security Agreement (the “Security Agreement”), whereby the Company granted a first priority security interest in all of their respective assets to the Holders and (iii) the subsidiaries of the Company delivered a guarantee (the “Guarantee”) in favor of the Holders whereby each such subsidiary guaranteed the full payment and performance of all obligations of the Company pursuant to the Debentures.

Each of our directors and officers have entered into lock-up agreements (the “Lock-up Agreements”) in favor of the Holders, whereby they have agreed not to offer, sell, agree to sell, directly or indirectly, or otherwise dispose of any shares of Common Stock or any securities convertible into or exchangeable for shares of Common Stock without the prior written consent of the Holders for a period of 180 days after the date of the Restructuring Agreement. The Lock-up Agreements provide limited exceptions and their restrictions may be waived at any time by the Holders.

Quotation on OTCQB

On September 7, 2022, The Nasdaq Capital Market (“Nasdaq”) suspended the trading of the Company’s common stock and warrants. Nasdaq filed a Form 25 with the SEC on October 26, 2022 effecting the delisting of the Company’s securities from Nasdaq. Our common stock is quoted on the OTCQB Marketplace operated by OTC Markets Group Inc. (“OTCQB”) under the symbol “CRTD.”

Results of Operations

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2022 compared to December 31, 2021:

	September 30, 2022	December 31, 2021	Increase / (Decrease)
Current Assets	$1,680,594	$4,475,242	$(2,794,648)
Current Liabilities	$15,172,939	$5,421,015	$9,751,924
Working Capital (Deficit)	$(13,492,345)	$(945,773)	$(12,546,572)

At September 30, 2022, the Company had a working capital deficit of $13,492,345 as compared to a working capital deficit of $945,773 at December 31, 2021, an increase in working capital deficit of $12,546,572. The increase is primarily attributable to the decrease in cash, accounts receivable, and prepaids and other current assets, as well as an increase in accounts payable, notes payable and deferred revenue.

Net Cash

Net cash used in operating activities for the nine months ended September 30, 2022, and 2021, was $13,857,189 and $15,617,065, respectively. The net loss for the nine months ended September 30, 2022, and 2021 was $25,112,331 and $24,942,247, respectively. The decrease in net cash used in operating activities reflects the decrease in net cash used in operating activities reflects a decrease in cash paid for marketing expenditures, research and development, legal fees, and accounting & audit fees. This was offset by an increase in rent and lease expenses and payroll expense.

Net cash used in investing activities for the nine months ended September 30, 2022, and 2021, was $494,192 and $1,325,155, respectively. This is primarily attributable to cash paid for property and equipment along with the cash paid for minority and majority investment in business.

Net cash provided by financing activities for the nine months ended September 30, 2022, and 2021 was $11,061,905 and $10,560,265, respectively. During the nine months ended September 30, 2022, the Company’s operations were predominantly financed by net proceeds from the issuance of common stock with warrants and from the issuance of notes. Similarly, the Company’s financing activity for the nine months ended September 30, 2021, generated $5,472,068 from the exercise of warrants, the proceeds from loans and notes of $3,931,720, and proceeds from the issuance of stock and warrants, which were partially offset by the repayment of notes and loans of $1,345,723.

Summary of Statements of Operations for the Three Months Ended September 30, 2022, and 2021:

	Three Months Ended September 30,
	2022	2021
Revenue	$1,022,851	$1,179,620
Cost of revenue	$1,404,562	$1,418,213
Operating expenses	$(5,595,108)	$(6,672,381)
Loss from operations	$(5,976,819)	$(6,910,974)
Other expenses	$(3,549,526)	$(2,809,147)
Net loss	$(9,526,345)	$(9,736,534)
Loss per common share - basic and diluted	$(0.45)	$(0.71)

Revenue

Revenue totaled $1,022,851 for the three months ended September 30, 2022, a decrease of $156,769 as compared to $1,179,620 for the comparable three months ended September 30, 2021. Management attributes this decrease to the significant headwinds that have interrupted year-over-year growth due to supply-line disruptions and an overall decline in consumer spending.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2022, were $1,404,562, relatively flat as compared to $1,418,213 for the three months ended September 30, 2021. Going forward, the Company expects the gross margin to continue to improve over time as it continues to consolidate operations across its portfolio of e-commerce brands.

Operating Expenses

Operating expenses for the three months ended September 30, 2022, were $5,595,108 as compared to $6,672,381 for the three months ended September 30, 2021. The 16% decrease of $1,077,273 in operating expenses is primarily attributable to a cost cutting program implemented by the Company to dramatically reduce expenses, including significant decreases to marketing and research and development expenditures. This program began in September of 2022, and its primary impact will be recognized in Q4 of 2022, including the impact of a significant reduction in headcount. Additionally, the company’s non-cash charges totaled $626,568, a $1,135,880 decrease from third quarter 2021. This decrease primarily represents stock-based compensation to employees and consultants during the quarter.

These decreases were offset by an increase in general and administrative expenses, as well as approximately $257,117 in one-time non-cash expenses related to the impairment of intangible assets and goodwill, as well as a one-time cash expense of $475,000 expense related to a member of management’s severance package.

Loss from Operations

Loss from operations for the three months ended September 30, 2022, was $5,976,819 as compared to $6,910,974 for the three months ended September 30, 2021. The $934,155 decrease in the loss from operations this quarter primarily reflects the Company’s decreased operating expenses, offset by the decrease in revenues.

Other Expenses

Other expenses for the three months ended September 30, 2022, were $3,549,526 as compared to $2,809,147 for the three months ended September 30, 2021. The decrease in third quarter 2022 other income was predominantly due to the increase from loss on extinguishment of debt and interest expense. This was offset by a decrease in change in derivative liability and accretion of debt discount and issuance cost.

Net Loss

Net loss for the three months ended September 30, 2022, was $9,526,345, as compared to a net loss of $9,797,011 for the three months ended September 30, 2021.

Net loss attributable to common shareholders for the three months ended September 30, 2022, was $9,448,271, or loss per share of $0.45, as compared to a net loss attributable to common shareholders of $9,797,011, or loss per share of $0.71, for the three months ended September 30, 2021.

Summary of Statements of Operations for the Nine Months Ended September 30, 2022, and 2021:

	Nine Months Ended September 30,
	2022	2021
Revenue	$3,997,490	$2,894,390
Cost of revenue	$4,771,151	$4,160,743
Operating expenses	$(20,205,866)	$(19,971,413)
Loss from operations	$(20,979,527)	$(21,237,766)
Other expenses	$(4,132,804)	$(3,688,068)
Net loss	$(25,112,331)	$(24,942,247)
Loss per common share - basic and diluted	$(1.23)	$(2.20)

Revenue

Revenue totaled $3,997,490 for the nine months ended September 30, 2022, as compared to $2,894,390 for the comparable nine months ended September 30, 2021, an increase of $1,103,100. The 38% year-over-year increase in revenue is primarily attributable to growth within the Company’s consumer product portfolio.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2022, were $4,771,151 as compared to $4,160,743 for the nine months ended September 30, 2021. The increase of $610,408 in cost of revenue is primarily related to an increase in product-related cost of goods sold as the consumer products group expanded its operations. The Company expects the gross margin to continue to improve over time as it continues to grow a self-sustaining, organically driven revenue model across its business segments.

Operating Expenses

Operating expenses for the nine months ended September 30, 2022, were $20,205,866 as compared to $19,971,413 for the nine months ended September 30, 2021. The decrease of $234,453 in operating expenses is mainly related to a 50% decrease in marketing spend and a 32% decrease in stock-based compensation. This increase was partially offset by an increase in general and administrative expenses. The Company expects expenditures to decrease further due to the austerity measures put into place in late Q3 2022.

Loss from Operations

Loss from operations for the nine months ended September 30, 2022, was $20,979,527 as compared to $21,237,766 for the nine months ended September 30, 2021. The $ 258,239 increase in the loss from operations primarily reflects the Company’s increased revenues within its consumer products group coupled with lowered operating expenses.

Other Expenses

Other expenses for the nine months ended September 30, 2022, were $4,132,804 as compared to $3,688,068 for the nine months ended September 30, 2021. The increase in other income was predominantly due to the increase from loss on extinguishment of debt and interest expense. This was offset by a decrease in change in derivative liability and accretion of debt discount and issuance cost.

Net Loss

Net loss for the nine months ended September 30, 2022, was $25,112,331, as compared to a net loss of $24,942,247 for the nine months ended September 30, 2021.

Net loss attributable to common shareholders for the nine months ended September 30, 2022, was $24,130,227, or loss per share of $1.23, as compared to a net loss attributable to common shareholders of $25,413,042, or loss per share of $2.20, for the nine months ended September 30, 2021.

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, throughout 2021 and into 2022, the Company continues the complete review of all of its financial procedures and controls and is continuing the process of updating and optimizing its infrastructure around these controls. Over the past year, the Company has hired additional finance and accounting personnel, significantly improving the segregation of duties within that department and providing additional bandwidth for management to focus on improving controls and procedures. This review is ongoing, and the Company believes that this process will continue to positively affect our internal control over financial reporting in the future.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On or about August 30, 2021, Robert W. Monster and Anonymize, Inc. (“Monster”) filed a lawsuit in the United States District Court for the Western District of Washington at Seattle, Robert W. Monster, et al. v. Creatd, Inc., et al. (Western District of Washington at Seattle 2:21-CV-1177). The Complaint alleges, among other things, that action for Declaratory Judgment under 28 U.S.C. § 2201 that Monster’s registration and use of the internet domain name VOCL.COM (the “Domain Name”) does not violate Creatd’s rights under the Anti-cybersquatting Consumer Protection Act (“ACPA”), 15 U.S.C. § 1125(d), or otherwise under the Lanham Act, 15 U.S.C. § 1051 et seq. Creatd claims trademark rights and certain other rights with respect to the term and the domain name VOCL.COM. Monster seeks a determination by the Court that Monster’s registration and/or use of VOCL.COM is not, and has not been in violation of the ACPA, and that Plaintiffs’ use of VOCL.COM constitutes neither a violation of the ACPA nor trademark infringement or dilution under the Lanham Act. Creatd believes the lawsuit lacks merit and will vigorously challenge the action. At this time, we are unable to estimate potential damage exposure, if any, related to the litigation.

A complaint against the Company, dated September 21, 2022, has been filed in the Supreme Court of the State of New York, New York County, by Lind Global Macro Fund LP and Lind Global Fund II LP, making certain claims alleging breach of contract related to two Securities Purchase Agreements executed on May 31, 2022, seeking damages in excess of $920,000. No response to the Complaint has been filed at this time. The Company has not yet submitted a response to the Complaint or had the opportunity to conduct discovery as to the allegations. The Company will file an initial response on or before November 18, 2022. Given the premature nature of this case, it is still too early for the Company to make an assessment as to liability.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2022, we issued securities that were not registered under the Securities Act and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q as listed below. All of the securities discussed in this Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

Consultant Shares

During the three months ended September 30, 2022, the Company issued 157,260 shares of Common Stock to consultants and employees.

Acquisition of Orbit, LLC

On August 1, 2022, the Company issued 57,576 shares in relation to its purchase of 51% of the issued and outstanding membership interests of Orbit Media LLC.

Item 3. Defaults Upon Senior Securities.

On September 2, 2022, the Company went into default on the notes issued in relation to the May 2022 Convertible Note Offering. As part of the default terms the Company owes 110% of the principal outstanding and the notes accrue interest at a rate of 18%.

On September 15, 2022, the Company and six out of eight lenders May 2022 Investors agreed to forgive default interest and extend the maturity date to March 31, 2023 for a reduced conversion price of $0.20 for the convertible notes and warrants. As of September 30, 2022, the Company is in default on $900,000 of principal of these notes.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Common Stock Purchase Agreement, Securities Purchase Agreement and Promissory Note

On October 20, 2022, Creatd, Inc. a Nevada corporation (the “Company”), entered into a Common Stock Purchase Agreement (the “Investment Agreement”) with an otherwise unaffiliated third party (the “Investor”). Pursuant to the terms of the Investment Agreement, for a period of thirty-six (36) months commencing on the trading day immediately following date of effectiveness of the Registration Statement (as defined below), the Investor purchase up to $15,000,000 of the Company’s common stock, par value $0.001 per share (the “Shares”), pursuant to Drawdown Notices (as defined below), covering the Registrable Securities (as defined below). The purchase price of the Shares under the Investment Agreement is equal to 82% of the lowest volume weighted average price (VWAP) during the last ten trading days after the Company delivers to the Investor a Put notice (a “Drawdown Notice”) in writing requiring Investor to purchase shares of the Company, subject to the terms of the Investment Agreement.

On October 20, 2022, the Company also entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Investor, pursuant to which the Company issued to the Investor on that date a Promissory Note (the “Note”) in the principal amount of $300,000 in exchange for a purchase price of $255,000, which the Investor funded on October 20,2022.  The proceeds of the Note will be used by the Company for general working capital purposes.

The Note bears interest at the rate of 10% per annum.  Starting on the fifth month anniversary of the funding of the Note, and for the next six months thereafter, the Company will make seven equal monthly payments of $47,142.85 to the Investor.

On October 20, 2022, in connection with the entry by the Company and the Investor into the economic agreements, (i.e., the Investment Agreement, the Purchase Agreement, and the Note and the funding thereof), the Company issued 800,000 shares of its common stock to the Investor.

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

Justin Maury

Mr. Maury has served as our President since January 2019 and was appointed Chief Operating Officer in August 2021. A full-stack designer and product developer by training, Mr. Maury partnered with Jeremy Frommer and founded the Company in 2013, having brought with him 10 years of experience in the creative industry. Since joining Creatd in 2013, Mr. Maury has been an instrumental force in the Company’s business and revenue expansion, and has overseen the Company’s product development since inception, including overseeing the design, development, launch, and ongoing growth of the Company’s flagship product, Vocal, the innovative creator that, under Mr. Maury’s leadership, has grown to a community of over 1.5 million users with a total audience reach of over 175 million.

As a director, we believe Mr. Maury will add considerable value, including through by providing a unique perspective into Creatd’s product performance and evolution and by providing invaluable direct input to help guide the Company’s ongoing refinement of its technology roadmap and maturation of its business model.

Item 6. Exhibits.

Exhibit No.	Description

4.1	Form of Original Issue Discount Senior Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on July 29, 2022)

4.2	Form of Series E Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed with the Commission on July 29, 2022)

4.3	Form of Series F Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K filed with the Commission on July 29, 2022)

4.4	Original Issue Discount Senior Convertible Debentures Issued on May 31, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on September 19, 2022)

4.5	Common Stock Purchase Warrants issued on February 28, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on September 19, 2022)

4.6	Common Stock Purchase Warrants issued on March 9, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on September 19, 2022)

4.7	Series C Common Stock Purchase Warrant issued on May 31, 2022 (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed with the Commission on September 19, 2022)

4.8	Series D Common Stock Purchase Warrant issued on May 31, 2022 (incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K filed with the Commission on September 19, 2022)

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on July 29, 2022)

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on July 29, 2022)

10.3	Form of Guaranty (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Commission on July 29, 2022)

10.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on September 19, 2022)

10.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on September 19, 2022)

10.6	Form of Restructuring Agreement (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Commission on September 19, 2022)

10.7	Form of Security Agreement (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the Commission on September 19, 2022)

10.8	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the Commission on September 19, 2022)

10.9	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K filed with the Commission on September 19, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

#	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATD, INC.

Date: November 16, 2022	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2022	By:	/s/ Chelsea Pullano
	Name:	Chelsea Pullano
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)