Form 10-K
period 2022-12-31
Creatd, Inc.
filed 2023-04-19
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-39500

CREATD, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0645394
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

419 Lafayette Street, 6th Floor New York, New York	10003
(Address of Principal Executive Offices)	(Zip Code)

(201) 258-3770

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of April 17, 2023, the Company had 86,469,195 shares of its common stock, par value $0.001 per share, outstanding.

As of June 30, 2022, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock, par value $0.001 per share held by non-affiliates of the registrant was approximately $14,213,436 based on $0.74 (on a post-reverse stock split basis), the closing price of the registrant’s common stock, par value $0.001 per share on that date.

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

ii

PART I

ITEM 1. BUSINESS

Overview

Creatd, Inc. provides economic opportunities for creators through access to its curated social platform called Vocal, enabling creators to share their stories, build an audience, and be rewarded.  In addition to revenues generated directly from the platform from subscribers and microtransactions, the existence of Vocal, and the first-party data it produces, has resulted in the creation of numerous derivative business opportunities for the Company. Secondary opportunities with the potential to eventually exceed the core Vocal revenues include well-known brands activating through the Vocal platform under Creatd’s “Vocal for Brands” business unit. In addition to this branded content production, the establishment of a portfolio of consumer brands owned and operated in-house, will similarly leverage the core data and intelligence derived from the Company’s core Vocal platform.

Creator-Centric Strategy

Creatd exists to support the boundless capacity of creators. Our mission is to empower creators by providing best-in-class tools, supportive audience communities, and avenues for monetization. Our creator-first approach is the cornerstone of our culture and purpose and is what drives every decision we make. We are committed to channeling our resources toward fueling the dreams and ambitions of creators and helping them to unleash their full potential.

That’s why we built our flagship proprietary technology platform, Vocal—a home base for creators offering an unparalleled suite of digital tools and resources, curated communities, and monetization opportunities.

Vocal

Our flagship technology, Vocal, provides the Company with a core platform that is highly scalable on its own but also provides the foundation upon which other revenue sources rely. The first direct core business of Vocal has proven to be a scalable revenue source—Creator Subscriptions. The core will be augmented in the near term with the introduction of the ability for writers and creators to monetize their followings further by directly charging for premium content such as newsletters. Vocal will charge a recurring commission on these new premium content subscriptions. As discussed above, the core Vocal platform underlies numerous derivative revenue sources for the Company.

Since its launch in 2016, Vocal has quickly become the go-to platform for content creators of all kinds, with over 1.5 million registered creators and counting. Whether you’re a blogger, social media influencer, podcaster, founder, musician, photographer, or anything in between, Vocal has everything you need to unleash your creativity and monetize your content.

Creators can opt to use Vocal for free, or upgrade to the premium membership tier, Vocal+. Upon joining Vocal, either as a freemium or premium member, creators can immediately begin to utilize Vocal’s storytelling tools to create and publish their stories, as well as benefit from Vocal’s monetization features.

At Creatd, we believe in rewarding creators for their hard work and dedication. That’s why we offer a range of monetization features on Vocal, whereby creators earn in numerous ways including i) the number of ‘reads’ their story receives; ii) via Vocal Challenges, or writing contests with cash prizes; iii) receiving Bonuses; iv) by participating in Vocal for Brands marketing campaigns; v) through ‘Subscribe,’ which enables creators to receive payment directly from their audience via monthly subscriptions and one-off microtransactions; vi) via Vocal’s Ambassador Program, which enables creators to be compensated for referring new premium members. But what sets Vocal apart from other platforms is our commitment to innovation and scalability. Built on Keystone, the same open-source framework used by industry leaders in the SaaS space, Vocal’s technology is designed for speed, sustainability, and scalability. And with our capital-light infrastructure and focus on research and development, we are able to continuously improve and enhance the platform, without incurring the operational costs that have weighed down legacy media platforms.

Creatd firmly believes that the future belongs to creators. And with Vocal, we’re proud to be leading the charge in providing them with the tools, resources, and opportunities they need to succeed.

Branded Content

In developing our creator ecosystem, we came to understand that like individual creators, all brands have a unique story to tell. That’s why we’ve developed Vocal for Brands, our in-house content studio that specializes in creating best-in-class organic marketing campaigns. Our approach combines the production of branded content influencer and performance marketing initiatives that work together to increase sales, revenue, visibility, and brand affinity for our clients.

We work with leading brands to pair them with our network of creators, tapping into their communities to help share their stories in a way that is engaging, direct-response driven, and non-interruptive. Similarly, through Sponsored Challenges, we prompt the creation of thousands of high-quality stories that are centered around the brand’s mission, further disseminated through creators’ respective social channels and promotional outlets.

Our campaigns are amplified with the help of Vocal’s first-party data insights, allowing us to create highly targeted, segmented audiences for brands with optimal results.

Consumer Products Group

At Creatd, we are proud of our internally owned and operated e-commerce businesses and associated technology and infrastructure. Our Consumer Products Group has grown to become a significant revenue contributor and we continue to invest in our portfolio to support direct-to-consumer brands with a wide range of services including design and development, marketing and distribution, and go-to-market strategies. We additionally remain on the lookout for up-and-coming brands that can potentially be acquired and easily consolidated into our shared supply chain, resources, and infrastructure to further broaden our portfolio.

The Company’s Consumer Products portfolio currently includes:

Camp, a direct-to-consumer (DTC) food brand which creates healthy upgrades to classic comfort food favorites. Each of Camp’s products is created with servings of vegetables and contains Vitamins A, C, D, E, B1, and B6. Since its launch in 2020, Camp continues to add new products to its line of healthy, veggie-based, family-friendly foods, with flavors including Classic Cheddar Mac ‘N’ Cheese, White Cheddar Mac ‘N’ Cheese, Vegan Cheezy Mac, and Twist Veggie Pasta.

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

Basis is a hydrating electrolyte drink mix that was acquired in the first quarter of 2022. This brand has a history of strong sales volume both on the brand’s website as well as through third-party distribution channels such as Amazon.

Brave is a plant-based food company that provides convenient and healthy breakfast food products. Our Company acquired 100% of the membership interests of Brave Foods, LLC in September 2022. What started as a search for a better morning routine evolved into a business serving thousands of go-getters of every type. We are thrilled to have these amazing brands as part of our portfolio and we are excited to continue expanding our Consumer Products portfolio.

IP Development and Production

At Creatd, we’re always looking for ways to bring our creators’ stories to new audiences across different media. Our IP Development and Production efforts involve partnering with our top creators to develop their content for television, film, podcasts, and print. With our cutting-edge Vocal platform, we have access to a wealth of intellectual property that’s constantly being curated by a blend of human moderation and advanced machine learning models. Our Vocal technology allows us to analyze community, creator, and audience insights to surface the best candidates for transmedia adaptations. We’re committed to leveraging our vast library of compelling stories to create engaging and impactful content across multiple platforms. As of early 2023, Creatd announced a series of newly released and production projects. They include podcasts, books, and Web 3.0 opportunities.

Application of First-Party Data

First-party data is information that a creator platform collects directly from its users, such as their demographics, interests, and behaviors. By utilizing this data, Vocal’s creator platform can gain insights into its users’ preferences and tailor marketing campaigns accordingly.

For example, a large segment of Vocal users is interested in health and fitness, as evidenced through the Longevity community. This information can additionally be used not only to create more personalized experiences for Vocal audiences, but additionally to help fitness-oriented brands create targeted campaigns for workout equipment, supplements, or fitness apparel. With our ability to understand users’ niche interests and behaviors, the platform can create campaigns that resonate with its audience and drive better engagement and conversions.

The use of first-party data also helps the creator platform maintain a closer relationship with its users, as it enables a more personalized experience of content consumption and engagement for Vocal users. This can lead to higher retention rates, increased user loyalty, and improved user satisfaction. Finally, our business intelligence team pairs first-party Vocal data with third-party data from distribution platforms such as Instagram, TikTok, Twitter, and Snapchat providing a more granular profile of creators, brands, and audiences. By generating this valuable first-party data, the Company can continually enrich and refine its targeting capabilities for branded content marketing and creator acquisition, specifically, to reduce creator acquisition costs (CAC) and subscriber acquisition costs (SAC).

Competitive Advantage

The idea for Vocal came as a response to what Creatd’s founders recognized as systemic flaws inherent to the digital media industry and its operational infrastructures, and the competitive advantage that a closed and safe platform ecosystem would provide. First-party data is widely understood as a tool for companies to collect and analyze data about their users directly from the source, providing valuable insights into their behaviors, preferences, and interests. Importantly, by leveraging this data within a closed and safe platform ecosystem, companies can create more personalized experiences for their users, deliver more relevant content and advertising, and increase user engagement and retention.

A secondary, and crucial, advantage of a closed ecosystem is that it allows companies to control the user experience and ensure a high level of safety and security. By controlling the data that is shared and the interactions that take place within the ecosystem, companies can minimize the risk of fraud, abuse, and other harmful behaviors that can undermine user trust and loyalty. This can be particularly important in industries where user safety and privacy are paramount, such as social networking, e-commerce, and financial services.

Finally, the existence of Vocal and its ecosystem enables the Company to optimize our operations and increase efficiencies, effectively creating a more defensible business model by reducing the risk of competition and disintermediation. By controlling the data and interactions within the ecosystem, we create barriers to entry for competitors and reduce the risk of users migrating to other platforms. This can be particularly important in an industry such as Creatd’s, in which network effects and economies of scale are critical to success, such as social networking, e-commerce, and digital advertising.

Leveraging these advantages has enabled the Company to differentiate itself in the market, attract and retain users, and drive sustainable growth and profitability.

Acquisition Strategy

Creatd’s strategic business line expansion has led to the acquisition of several complementary businesses. These acquisitions have allowed Creatd to expand its reach and diversify its revenue streams, enabling the company to leverage its internal resources and expertise to drive continued growth. In addition, the acquisitions have provided opportunities for cost synergies and operational efficiencies, further enhancing the company’s profitability and positioning it for long-term success.

Revenue Model

Creatd’s revenues are primarily generated through:

Platform: Creatd’s flagship technology product, Vocal, generates revenues through subscription fees from premium Vocal creators, a membership program known as Vocal+. The Vocal+ subscription offering provides creators with increased monetization and access to premium tools and features. At approximately $10 per month, Vocal+ offers creators a strong value proposition for freemium users to upgrade, while providing a scalable source of monthly recurring gross revenue for Creatd. Additional platform-based revenues are generated from Tipping and other transactions that occur on the platform. For each such transaction, which are designed to enable Vocal audiences to engage and support their favorite creators,  Vocal takes platform processing fees ranging from approximately 3% to 7%.

E-commerce: The majority of the Company’s e-commerce revenues comes from sales associated with Creatd’s portfolio of internally owned and operated e-commerce businesses, Camp, Dune, Basis, and Brave. Additionally, the Company’s e-commerce strategy involves revitalizing archival imagery and media content in dormant legacy portfolios. Creatd maintains an exclusive license to leverage the stories housed on Vocal, reimagining them for films, episodic shows, games, graphic novels, collectibles, books, and more.

Agency: The Company derives revenues from marketing partnerships through its internal branded content studio, Vocal for Brands, which specializes in pairing leading brands with select Vocal creators to produce content marketing campaigns, including sponsored Challenges, that leverage the power of Vocal. Branded stories and Challenges are distributed to a targeted audience based on Vocal’s first-party data, and are optimized for conversions to maximize revenue growth.

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

On September 11, 2019, the Company acquired 100% of the membership interests of Seller’s Choice, LLC, a New Jersey limited liability company (“Seller’s Choice”). Seller’s Choice is digital e-commerce agency based in New Jersey. On March 3, 2022, the Company settled the Seller’s Choice Note for a cash payment of $799,000.

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

Recent Developments

May 2022 Securities Purchase Agreement

On May 31, 2022 the Company entered into and closed securities purchase agreements with eight accredited investors, whereby the Investors purchased from the Company for an aggregate of $3,600,036 in subscription amount (i) debentures in the principal amount of $4,000,000; (ii) 2,000,000 Series C Common Stock Purchase Warrants to purchase shares of the Company’s common stock, par value $0.001 per share; and (iii) 2,000,000 Series D Common Stock Purchase Warrants to purchase shares of Common Stock. The Company and the Investors also entered into registration rights agreements pursuant to the securities purchase agreements. The Debentures had an original issue discount of 10%, a term of six months with a maturity date of November 30, 2022, may be extended by six months at the Company’s option subject to certain conditions, and are convertible into shares of Common Stock at a conversion price of $2.00 per share, subject to adjustment upon certain events including a one-time adjustment to the price of the Common Stock offered in the Rights Offering (as defined therein), with such adjusted conversion price not to be lower than $1.00. The Warrants are exercisable for a term of five years from the initial exercise date of November 30, 2022, until November 30, 2027. The Series C Warrants are exercisable at an exercise price of $3.00, subject to adjustment upon certain events including a one-time adjustment to the price of the Common Stock offered in the Rights Offering, with such adjusted exercise price not to be lower than $0.96. The Series D Warrants are exercisable at an exercise price of $6.00 subject to adjustment upon certain events including a one-time adjustment to the price of the Common Stock offered in the Rights Offering, with such adjusted exercise price not to be lower than $0.96. The Warrants provide for cashless exercise to the extent that there is no registration statement available for the underlying shares of Common Stock. The securities purchase agreements contain customary representations, warranties, covenants, indemnification and other terms for transactions of a similar nature. Additionally, in connection with the securities purchase agreements, the subsidiaries of the Company delivered a guarantee in favor of the Investors whereby each such subsidiary guaranteed the full payment and performance of all obligations of the Company pursuant to the securities purchase agreements. The Debentures, Warrants, Common Stock underlying the Debentures and the Common Stock underlying the Warrants were not registered under the Securities Act, but qualified for exemption under Section 4(a)(2) and Rule 506 promulgated thereunder.

July 2022 Securities Purchase Agreement

On July 25, 2022, the Company, entered into and closed securities purchase agreements with five accredited investors, whereby the Investors purchased from the Company for an aggregate of $1,935,019 in subscription amount (i) debentures in the principal amount of $2,150,000; (ii) 1,075,000 Series E Common Stock Purchase Warrants to purchase shares of the Company’s common stock, par value $0.001 per share; and (iii) 1,075,000 Series F Common Stock Purchase Warrants to purchase shares of Common Stock. The Company and the investors also entered into registration rights agreements pursuant to the securities purchase agreements. The debentures have an original issue discount of 10%, have a maturity date of November 30, 2022, may be extended by six months at the Company’s option subject to certain conditions, and are convertible into shares of Common Stock at a conversion price of $2.00 per share, subject to adjustment upon certain events including a one-time adjustment to the price of the Common Stock offered in the rights offering, with such adjusted conversion price not to be lower than $1.25. The Warrants are immediately exercisable for a term of five years until July 25, 2027. The Series E Warrants are exercisable at an exercise price of $3.00, subject to adjustment upon certain events including a one-time adjustment to the price of the Common Stock offered in the rights offering, with such adjusted exercise price not to be lower than $1.01. The Series F Warrants are exercisable at an exercise price of $6.00 subject to adjustment upon certain events including a one-time adjustment to the price of the Common Stock offered in the rights offering, with such adjusted exercise price not to be lower than $1.01. The warrants provide for cashless exercise to the extent that there is no registration statement available for the underlying shares of Common Stock. Additionally, in connection with the security purchase agreements, the subsidiaries of the Company delivered a guarantee in favor of the investors whereby each such subsidiary guaranteed the full payment and performance of all obligations of the Company pursuant to the securities purchase agreements. The debentures, warrants, Common Stock underlying the debentures and the Common Stock underlying the warrants were not registered under the Securities Act, but qualified for exemption under Section 4(a)(2) and Rule 506 promulgated thereunder.

Trigger of Price Reset

On July 29, 2022, the Company announced that it was not moving forward with its previously announced Rights Offering. In doing so, it triggered a price reset in the July 2022 Financing and the May 2022 Securities Purchase Agreement. As a result of this price reset, the May 2022 Securities Purchase Agreement debentures now have a conversion price of $1.00, and both the Series C and Series D warrants have exercise prices of $0.96. As a result of the price reset, the July 2022 Financing debentures now have a conversion price of $1.25, and both the Series E and Series F warrants have exercise prices of $1.01.

Registered direct offering

On September 15, 2022, the Company entered into and closed a securities purchase agreement with five accredited investors resulting in the raise of $800,000 in gross proceeds to the Company. Pursuant to the terms of the securities purchase agreement, the Company agreed to sell in a registered direct offering an aggregate of 4,000,000 shares of the Company’s common stock, par value $0.001 per share. In a concurrent private placement, the Company issued to such investors warrants to purchase up to 4,000,000 shares of Common Stock, representing 100% of the shares of common stock purchased in the offering. The warrants and the shares of common stock issuable upon the exercise of the warrants are not being registered under the Securities Act of 1933, as amended. Gross proceeds from the offering totaled $800,000, before deducting offering expenses. The warrants are immediately exercisable for a term of five years until September 15, 2027. The warrants are exercisable at an exercise price of $0.20, subject to adjustment upon certain events. The warrants provide for cashless exercise to the extent that there is no registration statement available for the underlying shares of Common Stock.

Restructuring Agreement

On September 15, 2022, in connection with the offering, the Company entered into an agreement with the holders of certain of the Company’s previously issued securities (the “Restructuring Agreement”).

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

Pursuant to the Restructuring Agreement, the Company and the Holders agreed to, among other things, to (i) reduce the conversion price of the Debentures down to $0.20, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock; (ii) reduce the exercise price of the Restructured Warrants down to $0.20, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock; (iii) extend the maturity dates for the Debentures to March 31, 2023; (iv) permit the Company’s contemplated rights offering to proceed, provided that the per share offering price in the rights offering is not less than $0.20; and (v) require that the Company’s cash burn rate not exceed $600,000 per month; provided, however, that with the prior written consent of a majority in interest of the Holders, such permitted monthly burn rate can be increased by $150,000, provided such additional amount is used for marketing purposes.

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

Each of our directors and officers entered into lock-up agreements (the “Lock-up Agreements”) in favor of the Holders, whereby they agreed not to offer, sell, agree to sell, directly or indirectly, or otherwise dispose of any shares of Common Stock or any securities convertible into or exchangeable for shares of Common Stock without the prior written consent of the Holders for a period of 180 days after the date of the Restructuring Agreement. The Lock-up Agreements provide limited exceptions and their restrictions may be waived at any time by the Holders.

October 2022 Common Stock Purchase Agreement, Securities Purchase Agreement and Promissory Note

On October 20, 2022, the Company entered into a common stock purchase agreement (the “Investment Agreement”) with an otherwise unaffiliated third party (the “Investor”). Pursuant to the terms of the Investment Agreement, for a period of thirty-six (36) months commencing on the trading day immediately following the date of effectiveness of the Registration Statement, the Investor purchase up to $15,000,000 of the Company’s common stock, par value $0.001 per share, pursuant to drawdown notices, covering the registrable securities. The purchase price of the shares under the Investment Agreement is equal to 82% of the lowest volume weighted average price (VWAP) during the last ten trading days after the Company delivers to the Investor a put notice or drawdown notice in writing requiring Investor to purchase shares of the Company, subject to the terms of the Investment Agreement. On October 20, 2022, the Company also entered into a securities purchase agreement with the Investor, pursuant to which the Company issued to the Investor on that date a Promissory Note (the “Note”) in the principal amount of $300,000 in exchange for a purchase price of $255,000, which the Investor funded on October 20,2022. The proceeds of the Note to be used by the Company for general working capital purposes. The Note bears interest at the rate of 10% per annum.  Starting on the fifth month anniversary of the funding of the Note, and for the next six months thereafter, the Company will make seven equal monthly payments of $47,142.85 to the Investor. On October 20, 2022, in connection with the entry by the Company and the Investor into the economic agreements, (i.e., the Investment Agreement, the Purchase Agreement, and the Note and the funding thereof), the Company issued 800,000 shares of its common stock to the Investor.

October 2022 Securities Purchase Agreement; Side Letter

On October 24, 2022, the Company entered into and closed a securities purchase agreement with one accredited investor, whereby the Investor purchased from the Company for an aggregate of $1,500,000 in subscription amount, an unsecured debenture in the principal amount of $1,666,650. The Company and the Investor also entered into a registration rights agreement pursuant to the securities purchase agreement. The debenture has an original issue discount of 10%, a term of six months with a maturity date of April 24, 2023, may be extended by six months at the Company’s option subject to certain conditions, and are convertible into shares of Common Stock at a conversion price of $0.20 per share, subject to adjustment upon certain events. The Company also entered into a side letter agreement with the holders of debentures of the Company, the Series C Warrants and Series D Warrants issued as of May 31, 2022 (the “May Investors”) and the holders of debentures of the Company, the Series E Warrants and Series F Warrants issued as of July 25, 2022 (the “July Investors”). Pursuant to the letter agreement each of the May Investors and the July Investors have entered into a lock-up agreement whereby they may not sell any such debentures, warrants, the shares into which such debentures may be converted, or certain shares underlying such warrants until the date that is 30 days after the date on which the registration statement registering for resale the shares of the Company’s common stock underlying the debenture is declared effective by the Securities and Exchange Commission. Additionally, the letter agreement, provides that the May Investors and July Investors have agreed to a further lock up of such shares for a further 30 days upon the receipt of a certain amount of the proceeds from future potential issuances of debentures, common stock or similar securities by the Company. Additionally, pursuant to the letter agreement, the May Investors and the July Investors agreed to exchange and return for cancellation the Series C Warrants, Series D Warrants, Series E Warrants and Series F Warrants, receiving replacement warrants from the Company (the “Replacement Warrants”), in consideration for (i) the Company’s payment of $750,000 of the proceeds from the sale of the debenture to the May Investors and July Investors on a pro rata basis and (ii) the Company’s agreement to pay, on a pro rata basis to the May Investors and July Investors, the greater of (x) $750,000 and (y) 50% of the gross proceeds raised in a subsequent financing. The Replacement Warrants reflect a reduction in the number of Series C and Series D Warrants from 1,550,000 in each class to 1,536,607 in each class and a reduction in the number of Series E and Series F Warrants from 1,075,000 in each class to 807,143 in each class, and the initial exercise date for the Replacement Warrants are unchanged from the date as set forth in the respective exchanged Series C, Series D, Series E or Series F Warrant. The debenture, and the Common Stock underlying the warrants were not registered under the Securities Act, but qualified for exemption under Section 4(a)(2) and Rule 506 promulgated thereunder.

November 2022 Warrant Amendment and Issuance

On November 18, 2022, the Company entered into a letter agreement with the respective holders of an aggregate of 471,953 warrants issued as placement agent fees in connection with the Company’s entry into securities purchase agreements with 33 accredited investors, whereby, at the closing, the investors agreed to purchase from the Company an aggregate of (i) 7,778 shares of the Company’s Series E Convertible Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”); and (ii) 2,831,721 warrants to purchase shares of the Company’s common stock, pursuant to which the exercise price of such warrants was amended and such warrants were immediately exercised. Additionally, pursuant to the letter agreement, the Company issued to such warrant holders 471,953 new warrants, exercisable immediately, for a term of 60 months, at a price of $0.77 per share, subject to customary adjustment provisions. As a result of the triggering of such adjustment provisions, the number of warrants increased to 1,817,019 and the exercise price decreased to $0.20.

December 2022 Securities Purchase Agreement

On December 12, 2022, the Company entered into and closed a securities purchase agreement with one accredited investor, whereby the Investor purchased from the Company for an aggregate of $750,000 in subscription amount, an unsecured debenture in the principal amount of $750,000. The Company and the investor also entered into a registration rights agreement pursuant to the securities purchase agreement. The debenture has a term of six months with a maturity date of June 12, 2023, which may be extended by six months at the Company’s option subject to certain conditions and monthly redemption options at the election of the holder and are convertible into shares of Common Stock at a conversion price of $0.20 per share, subject to adjustment upon certain events.

December 2022 Warrant Amendment and Issuance

On December 22, 2022, the Company entered into a letter agreement with the respective holders of an aggregate of 4,775,000 warrants. Pursuant to the letter agreement, in exchange for the immediate exercise of the 4,775,000 warrants at an exercise price of $0.20, the Company issued to such warrant holders 4,775,000 new warrants, exercisable immediately, for a term of 60 months, at a price of $0.77 per share, subject to customary adjustment provisions.

Dorado Goose Transaction

On January 18, 2023, the Company, entered into and closed two securities purchase agreements with Dorado Goose LLC or the investor, whereby the investor purchased from the Company for an aggregate of $1,500,000 in subscription amount, (i) an unsecured debenture in the principal amount of $847,500 and (ii) 1,562,500 shares of common stock. The Company and the investor also entered into a registration rights agreement pursuant to the securities purchase agreements. The subsidiaries of the Company delivered a guarantee in favor of the investor whereby each such subsidiary guaranteed the full payment and performance of all obligations of the Company pursuant to the debenture. The debenture has an original issue discount of 13%, has a maturity date of June 13, 2023, may be extended by six months at the Company’s option subject to certain conditions, and are convertible into shares of common stock at a conversion price of $0.20 per share, subject to adjustment upon certain events. The debenture and the common stock were not registered under the Securities Act but qualified for exemption under Section 4(a)(2) and Rule 506 promulgated thereunder.

Nasdaq Notice of Delisting

On January 4, 2021, the Company received a letter from the staff of The Nasdaq Capital Market (the “Exchange”) notifying the Company that the Exchange had determined to delist the Company’s common stock and warrants from the Exchange based on the Company’s non-compliance with the Exchange’s (i) $5 million stockholders’ equity requirement for initial listing pursuant to Nasdaq Listing Rule 5505(b), (ii) the $2.5 million stockholders’ equity requirement or any of the alternatives for continued listing pursuant to Nasdaq Listing Rule 5550(b), and (iii) the Company’s failure to provide material information to the Exchange pursuant to Nasdaq Listing Rule 5250(a)(1). On February 11, 2021, the Company met with the Exchange’s Hearings Panel (the “Panel”) with respect to such determination, in accordance with the Exchange’s rules and, pursuant to such request by the Company to appeal, the delisting of the Company’s securities and the Form 25 Notification of Delisting filing was stayed pending the Panel’s decision. On March 9, 2021, the Exchange notified the Company that the Panel had determined to continue the listing of the Company on the Exchange. Notwithstanding the Panel’s determination to continue the listing of the Company’s securities on the Exchange, the Panel issued a public reprimand letter to the Company, pursuant to Listing Rule 5815(c)(1)(D), based on its finding “that the Company failed to meet the initial listing criteria with respect to stockholders’ equity and failed to provide Nasdaq with material information with respect to that deficiency.” Specifically, the Panel found that the Company failed to comply with Listing Rule 5250(a)(1), requiring it to notify Nasdaq of certain significant developments that led to the Company’s prior representations about its ability to satisfy the initial listing requirements being inaccurate. In reaching its determination to continue the listing of the Company on Nasdaq, the Panel acknowledged that the Company had since demonstrated compliance with the initial listing requirement for stockholders’ equity and all other applicable initial listing requirements. The Panel also determined that the violations were inadvertent and that the Company had relied on advice of counsel at the time in its interactions with the Nasdaq staff (“Staff”). The Panel also acknowledged the Company’s efforts to implement structural changes within the Company to avoid similar misstatements in the future and that would allow for proper accounting and disclosure on an ongoing basis. A Panel Monitor was implemented under Listing Rule 5815(d)(4)(A) for a period of one year from the date of the Letter. In the event that the Company became deficient with respect to any continued listing requirement, the Company would not be afforded the opportunity to submit a compliance plan for Staff’s consideration and Staff would issue a Delist Determination Letter and promptly schedule a new hearing under Listing Rule 5810(c)(2), at which the Company may present a compliance plan for the Panel’s consideration. In the event of a new hearing, any suspension or delisting action would be stayed pending the completion of the hearings process and the expiration of any additional extension period granted by the Panel following the hearing.

On March 1, 2022, the Company received a letter from the staff of the Exchange notifying the Company that the Exchange had determined to delist the Company’s common stock from the Exchange based on the Company’s Market Value of Listed Securities for the 30-consecutive day period between January 15, 2022 and February 25, 2022 falling short of the requirements under Listing Rule 5550(b)(2) (the “Rule”). Although a 180-day period is typically allowed for an issuer to regain compliance, the Company was not eligible to use such compliance period, as the Exchange had instituted a Panel Monitor through March 9, 2022.

On April 22, 2022, the Company received a letter from the Exchange notifying the Company that the Nasdaq Hearing Panel had determined to continue the listing of the Company on the Exchange, subject to the following conditions: (i) on or before May 16, 2022, the Company would file its Quarterly Report on Form 10-Q for the period ended March 31, 2022 demonstrating compliance with Nasdaq Listing Rule 550(b)(1) requiring shareholders’ equity of $2.5 million and (ii) on or before August 29, 2022, the Company would file a Form 8-K documenting the successful completion of any fund-raising activity that had taken place since April 14, 2022 and the Company’s long-term compliance with the continued listing requirements of the Nasdaq Capital Market. The Panel advised that August 29, 2022 represented the full extent of the Panel’s discretion to grant continued listing during the time the Company was non-compliant and should the Company fail to demonstrate compliance by such date, the Panel would issue a final delist determination and the Company would be suspended from trading on the Exchange.

On September 2, 2022, the Company received a letter from the Exchange notifying the Company that the Nasdaq Hearings Panel had determined to delist the Company’s common stock from the Exchange, based on the Company’s failure to comply with the listing requirements of Nasdaq Rule 5550(b)(1) as a result of the Company’s shareholder equity deficit for the period ended June 30, 2022, as demonstrated in Company’s Quarterly Report on Form 10-Q filed on August 15, 2022, following the Company having not complied with the market value of listed securities requirement in Nasdaq Rule 5550(b)(2) on March 1, 2022, while the Company was under a Panel Monitor, as had been previously disclosed, suspension of trading in the Company’s shares on the Exchange would be effective at the opening of business on September 7, 2022. Following passage of the proscribed 15-day time period for appeal as stated in the letter, on October 26, 2022, Nasdaq completed the delisting by filing a Form 25 Notification of Delisting with the Securities and Exchange Commission. The Company’s receipt of the Letter does not affect the Company’s business, operations or reporting requirements with the Commission.

Quotation on OTCQB

Effective on September 7, 2022, our common stock is quoted on the OTCQB Marketplace operated by OTC Markets Group Inc. (“OTCQB”) under the symbol “CRTD.” Effective April 4, 2023, our symbol changed to “VOCL.”

Board of Directors and Management

On June 1, 2022, the Board of Directors approved the Creatd, Inc. 2022 Omnibus Securities and Incentive Plan. On November 10, 2022, the Board of Directors approved an amendment to the Creatd, Inc. 2022 Omnibus Securities and Incentive Plan. The plan provides for the granting of distribution equivalent rights, incentive share options, non-qualified share options, performance unit awards, restricted share awards, restricted share unit awards, share appreciation rights, tandem share appreciation rights, unrestricted share awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant as provided in the plan. the aggregate number of common shares (including common shares underlying options designated as incentive share options or non-qualified share options) that may be issued under the plan shall not exceed the sum of (i) 30,000,000 common shares plus (ii) an annual increase on the first day of each calendar year beginning January 1, 2023 and ending on and including January 1, 2031 equal to the lesser of (a) five percent (5%) of the common shares outstanding on the final day of the immediately preceding calendar year, and (b) such smaller number of common shares as determined by the Board.

On January 18, 2023, the Company held its Annual Meeting of Stockholders. The results of the matters voted on by the Company’s stockholders included the election of Directors to serve on the Company’s board; Amendment to our Articles of Incorporation to Increase Authorized Stock; and the approval of Creatd 2022 Omnibus Securities and Incentive Plan.

On February 8, 2023 (the “Effective Date”), the Board of Directors (the “Board”) of Creatd, Inc., a Nevada corporation (the “Company”) approved, based on the recommendation of the Compensation Committee (the “Committee”) of the Board, certain equity and cash compensation for certain key members of the Company’s management team and non-employee directors as discussed below.

The Company has made certain equity awards to the key members of the Company’s management team (the “Equity Awards”), comprised of 10,692,308 shares of the Company’s common stock (“Common Stock”) to Jeremy Frommer, Chief Executive Officer of the Company, 5,894,788 shares of Common Stock to Justin Maury, Chief Operating Officer of the Company, and 1,663,223 shares of Common Stock to Chelsea Pullano, Chief Financial Officer of the Company. As a condition to receiving the Equity Awards, each such officer agreed to lock-up terms such that only 10% of the shares comprising such individual’s Equity Award can be sold until 90 days after the date of the issuance of the Equity Awards (the “Lock Up Period”) and that during the Lock Up Period, and for nine months thereafter, each such individual can only sell the number of shares equal to the lesser of 5% of the trailing 30 day average volume or 25,000 shares in any single trading day. Additionally, beginning one year after the issuance of the Equity Awards, each individual receiving Equity Awards can only sell the number of shares equal to the lesser of 5% of the trailing 30-day average volume or 40,000 shares in any single trading day (the “Volume Restrictions”).

The Company will also pay cash bonuses to the key members of the Company’s management team (the “Executive Bonuses”) in the amounts of $125,000 to Jeremy Frommer, $62,500 to Justin Maury and $31,250 to Chelsea Pullano, to be paid out on a discretionary basis as determined by the Committee. In addition, each of Jeremy Frommer and Justin Maury will receive monthly housing stipends in the amount of $6,300 (the “Housing Stipends”).

Additionally, the Company will make certain cash payments and equity awards to the non-employee members of the Board (the “Director Compensation”), comprised of annual cash compensation of $140,000, payable in monthly installments, an annual grant of $140,000 in Common Stock, issued quarterly and priced at the average of the last five trading days of the previous quarter. In the fiscal year 2023, each independent director shall be eligible for a cash bonus of $20,000, which shall be paid on a discretionary basis. As a share bonus, 1,700,000 shares of Common Stock shall be issuable to Peter Majar and 1,000,000 shares of Common Stock shall be issuable to Erica Wagner, with such shares subject to the same lock-up and volume restrictions as the Equity Awards.

The Company will offer the chair of the audit committee of the Board (the “Audit Committee Chair”) an additional annual cash compensation of $20,000, payable in monthly installments, and an annual grant of $20,000 in Common Stock, issued quarterly and priced at the average of the last five trading days of the previous quarter.

All equity awards made to the independent directors of the Company are made pursuant to the Creatd, Inc. 2022 Omnibus Securities and Incentive Plan (the “Plan”).

The February 2023 Securities Purchase Agreement

On February 1, 2023, the Company entered into and closed a securities purchase agreement with one accredited investor, whereby the Investor purchased from the Company for an aggregate of $1,250,000 in subscription amount, an unsecured debenture in the principal amount of $1,250,000. The Company and the investor also entered into a registration rights agreement pursuant to the securities purchase agreement. The debenture has a term of six months with a maturity date of August 1, 2023, which may be extended by six months at the Company’s option subject to certain conditions and monthly redemption options at the election of the holder and are convertible into shares of Common Stock at a conversion price of $0.20 per share, subject to adjustment upon certain events.

Listing on Upstream

On February 14, 2023, the Company completed the listing on Upstream of the Company’s shares of common stock, comprising the same class of common shares currently registered with the Commission that are currently issued and outstanding. Upstream is the trading app for digital securities and NFTs powered by Horizon Fintex and MERJ Exchange Limited (“MERJ”). The shares listed on Upstream are represented on MERJ Exchange as a “digital security” in the form of uncertificated securities that have the same shareholder rights as all other shares of such issuer. It is a representation of common stock in an uncertificated form. The Company has not issued any new securities pursuant to the listing on Upstream. All common shares have been registered with the Commission and comprise the entire number of shares of the Company issued and outstanding and all of the Company’s shares of common stock have the same CUSIP/ISIN number.

MERJ operates Upstream as a fully regulated and licensed integrated securities exchange, clearing system and depository for digital and non-digital securities. MERJ is an affiliate of the World Federation of Exchanges (WFE), recognized by HM Revenue and Customs UK, a full member of the Association of National Numbering Agencies (ANNA) and a Qualifying Foreign Exchange for OTC Markets in the US. MERJ is also a member of the Sustainable Stock Exchanges Initiative. MERJ is regulated in the Seychelles by the Financial Services Authority Seychelles, https://fsaseychelles.sc/. MERJ is not registered or regulated in any manner in the United States.

Upstream is accessible via the major app stores. After downloading the application, users will have access to review all the securities that trade on Upstream including trading activity, regulatory disclosures and other corporate information. Further there is a direct link of information on our Company at https://investors.creatd.com/resources/faqs/default.aspx. This includes a listing particulars document, which is a required disclosure as part of the requirements of MERJ Exchange Limited as defined by Securities Act 2007 of the Seychelles (as amended) and any other measure prescribed thereunder by the Minister or the Securities Authority. Investors are encouraged to review the listing particulars that may be found at the following link: https://upstream.exchange/creatd.

Pursuant to Upstream’s policy, terms and conditions, investors based in the United States or Canada are prohibited from buying shares on the Upstream secondary market. However, U.S.- and Canada-based investors may sell securities they previously purchased or acquired from an issuer, stockbroker or stock exchange that has dual-listed on Upstream. U.S.- or Canada-based investors are those investors who citizens of the United States or Canada, including those living abroad, or permanent residents of the United States or Canada. To the extent shares had been deposited at a time prior to Upstream’s policy prohibiting such deposits, such shares cannot be sold at this time, and such shareholder would need to have such shares returned to the Company’s transfer agent to complete a sale.

The Press Release stated, “Global investors can now trade by downloading Upstream from their preferred app store at https://upstream.exchange/, creating an account by tapping sign up...”. This was not to suggest that investors based in the United States or Canada can buy shares on the Upstream secondary market, but to suggest that investors who are not U.S.- and Canada-based can trade on Upstream.

Investors who have deposited shares with Upstream may subsequently elect, at any time, to transfer such shares to from Upstream to the Company’s transfer agent for trade via their U.S. broker.

The Company is providing our investors with detailed information on the process on how to deposit and trade shares on Upstream directly on our website at the following link: https://investors.creatd.com/resources/faqs/default.aspx.

Shares transferred into Upstream will be effected via the Company’s Transfer Agent, Pacific Stock Transfer Company (“Pacific”). For shares already recorded with Pacific, investors can transfer such shares to Upstream by taking the following steps: Open Upstream, then choose Investor: Manage Securities, Deposit Securities and, next, Enter the Company’s Ticker Symbol and Number of Shares their requesting to deposit. Investors would then confirm the shares are unrestricted or “free trading” and tap Submit. The value of each share deposit request on the Upstream app may not exceed $100,000, with such value determined by the closing price of the security on the previous trading day multiplied by the number of shares being deposited. Once the investor makes the share deposit request using the Upstream app, and the transfer agent has the investor’s shares in ‘book entry’, the deposit is typically processed within 48 hours during business days. Once the transfer has been completed investors will receive a push notification in the Upstream app and see the share deposit in their Upstream Portfolio.

If the investor’s shares are currently in the investor’s brokerage account, then the investor will be required to transfer its shares to Pacific to have shares recorded as “direct registration” in “book entry” with Pacific. To make such transfer request, an investor would need to contact their brokerage firm and request to transfer their shares back to “book entry” with the transfer agent.

All shares transferred to Upstream shall be held in MERJ Dep., which is a company licensed as a Securities Facility pursuant to the Seychelles Securities Act, 2007. The Company has appointed MERJ Dep. to act as the Depository Nominee in respect of any securities traded which are quoted on Upstream and granted MERJ Dep. as the Depository Nominee, pursuant to the Securities Facility Rules Directive on Depository Interests.

Shares may be withdrawn from Upstream back to the transfer agent. The Upstream app has a function under Investor Services, Manage Securities, Withdraw Securities. The shareholder then enters the ticker symbol and the number of shares to being withdrawn and taps ‘Notarize’ to cryptographically sign this transaction. The shares are removed from the user’s Upstream portfolio and an email is sent to the transfer agent with a share withdrawal request whereafter the transfer agent will liaise directly with the shareholder to ensure the share balance is entered in ‘book entry’ into the user’s name & address. Third party share withdrawals from Upstream are not permitted, the share withdrawal request name and address (as retrieved from the Upstream know your customer (KYC) information by Upstream compliance) is required to be the same name and address that will be entered in the transfer agents ‘book entry’ for such shareholder.

The NFTs traded on Upstream are issued by the Company and convey no ownership interest in the Company, nor do they provide any dividends, royalties, or other equity interests or rights that would indicate an expectation of profit. The NFTs are issued only on Upstream and can only be traded on Upstream.

The Commission evaluates whether a particular digital asset, including an NFT, is a security based on what is commonly referred to as the Howey Test. The Howey Test looks at four factors: (i) an investment of money (ii) in a common enterprise (iii) with the expectation of profit (iv) to be derived from the efforts of others. We believe the commemorative NFTs issued by Creatd do not meet the definition for securities under the Howey Test. Such NFTs, issued to investors who deposited shares of Creatd with Upstream, are commemorative in nature, memorializing the listing on Upstream, as a novelty item, being akin to a tombstone, plaque, sticker, poster or t-shirt commemorating the listing, similar to what NASDAQ and the NYSE may provide to its issuers. The NFT issued by Creatd conveys no ownership interest in Creatd, nor does it provide any dividends, royalties, or other equity interests or rights that would indicate an expectation of profit. The NFTs are issued only on Upstream and can only be traded on Upstream. No consideration was paid for the NFTs, and such investors are still able to transfer such shares back to Pacific Stock Transfer following receipt of the NFTs.

To trade on Upstream, users create a trading account using the Upstream smartphone app, with a random-generated username (in the form of an address that’s a 42-character hexadecimal address derived from the last 20 bytes of a random public key) and a password (in the form of a random cryptographic private key).The public and private key (the cryptographic keypair) is generated locally on the smartphone and only the public key is ever known to Upstream, MERJ Dep., or peer to peer trading counterparties on Upstream. Only the individual users hold their private keys. This privacy ensures that only the Upstream user can cryptographically sign a securities transaction (bid/offer/buy/sell/cancel) for it to be executed on Upstream, that is, all transactions such as share sales are self-directed, peer to peer, and instantly settled using the Upstream distributed ledger platform.

In order to buy, sell, deposit or withdraw shares on Upstream, an Upstream user that has created their account as outlined in the previous paragraph, is required to submit KYC information for the Upstream compliance team to review. KYC information is then linked to the user’s public key, and if the user passes KYC review, then this user’s cryptographic keypair’s transactions will be accepted as legitimate self-directed securities transaction requests to Upstream for execution on the platform.

Shareholders should be aware that there are risks and uncertainties with the Company’s dual listing on Upstream. In particular, the restriction on trading for US- and Canada-based investors may affect the liquidity of our common stock and lead to volatility in the price and trading volume of our common stock.

In addition, though the NFTs traded on Upstream are commemorative in nature, the regulatory regime governing blockchain technologies, cryptocurrencies and tokens is uncertain, and new regulations or policies may materially affect our NFT marketplace and our business generally.

Although we believe that these NFTs are not securities, there is risk that the issuance of NFTs may be considered a public offering in violation of the federal securities laws, and perhaps certain state securities laws. For issuances that are deemed to be public offerings under federal securities laws or in violation of certain state securities laws, purchasers of such products might be granted the right to rescind the sale of these products and demand that we return the purchase price of these products. We did not receive a purchase price for these NFTs; however, there is risk that the Company may be subject to other penalties or that other remedies may apply.

Additional information regarding Upstream can be found at Revolutionary exchange & trading app for digital securities (upstream.exchange).

Appointment of New Directors

On February 17, 2022, the Board appointed Joanna Bloor, Brad Justus, and Lorraine Hendrickson to serve as members of the Board.

On September 2, 2022, the Board appointed Jeremy Frommer, Executive Chairman, as Chief Executive Officer.

On September 2, 2022, the Board appointed Justin Maury, President and Chief Operating Officer, as Director to the Board

On November 2, 2022, the Board appointed Peter Majar as Director to the Board.

On November 16, 2022, the Board appointed Erica Wagner as Director to the Board.

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

On September 2, 2022, the Company entered into an executive separation agreement with Laurie Weisberg the Company’s Chief Executive Officer and member of the Board of Directors setting forth the terms and conditions related to the executive’s resignation as Chief Executive Officer, Director and any other positions held with the Company or any subsidiary. Pursuant to the agreement, the Company agreed to pay the severance in the aggregate amount of $475,000, payable as follows: (i) 1/24 of the severance amount paid to executive on each of September 15, 2022, October 1, 2022 and November 1, 2022, respectively; (ii) 1/8 of the severance amount paid on each of December 1, 2022, January 1, 2023 and February 1, 2023, respectively; (iii) 1/4 of the severance amount to be paid on April 1, 2023; and (iv) the balance of the severance amount to be paid on May 1, 2023. Under the agreement, all unvested and/or outstanding stock options held by the executive as of the effective date that are not subject to metric-based vesting shall automatically and fully vest as of the effective date. The executive shall continue to hold all unvested and/or outstanding stock options held by the executive as of the effective date that are subject to metric-based vesting and such metric based vesting options shall vest in accordance with their respective original terms. In connection with the separation agreement with Ms. Weisberg, the Company entered into a Confession of Judgment, to which $475,000 in amounts owed through May 1, 2023 is subject, accounting for payments made to Ms. Weisberg from time to time in partial satisfaction of such amounts owing.

On September 21, 2022, the Board received notice from Brad Justus of his resignation as a member of the Board, and from all committees of the Board on which he served, with such resignation to become effective on September 30, 2022. Such resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On November 1, 2022, the Board received notice from Lorraine Hendrickson of her resignation as a Director and from all committees of the Board on which she served, effective as of such date. Ms. Hendrickson’s resignation as a member of the Board was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On November 17, 2022, the Board received notice from Joanna Bloor of her resignation as a Director and from all committees of the Board on which she served, effective as of such date. Ms. Bloor’s resignation as a member of the Board was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Acquisition Transactions

Denver Bodega, LLC Acquisition

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

Orbit Media LLC Acquisition

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

Brave Foods, LLC Acquisition

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

Employees

As of April 17, 2023, we had 14 full-time employees and 8 part-time employees. None of our employees are subject to a collective bargaining agreement, and we believe our relationship with our employees to be good.

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

Corporate Information

The Company’s address is 419 Lafayette Street, 6th Floor New York, New York 10003. The Company’s telephone number is (929) 504-3090. Our website is https://creatd.com. The information on, or that can be accessed through, this website is not part of this Form 10-K, and you should not rely on any such information in making the decision whether to purchase the Common Stock.

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

Our current line of business has a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. We have incurred losses and may continue to operate at a net loss for at least the next several years as we execute our business plan. We had a net loss of approximately $35.6 million for the year ended December 31, 2022, and a working capital deficit and an accumulated deficit of approximately $13.7 million and approximately $146.1 million, respectively.

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

The Company’s management has determine that there exists substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

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

We place substantial reliance upon the efforts and abilities of our executive officers and directors. Though no individual is indispensable, the loss of the services of these executive officers could have a material adverse effect on our business, operations, revenues or prospects. We do not currently maintain key man life insurance on the lives of these individuals.

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

Customers view our content online, using third-party platforms and networks and on mobile devices. We collect and store significant amounts of information about our customers-both personally identifying and non-personally identifying information. We are subject to laws from a variety of jurisdictions regarding privacy and the protection of this player information. For example, the European Union (EU) has traditionally taken a broader view than the United States and certain other jurisdictions as to what is considered personal information and has imposed greater obligations under data privacy regulations. The U.S. Children’s Online Privacy Protection Act (COPPA) also regulates the collection, use and disclosure of personal information from children under 13 years of age. While none of our content is directed at children under 13 years of age, if COPPA were to apply to us, failure to comply with COPPA may increase our costs, subject us to expensive and distracting government investigations and could result in substantial fines.

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

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and dilute our share value

Our Second Amended and Restated Articles of Incorporation authorize the issuance of 1,500,000,000 shares of common stock, and 20,000,000 shares of preferred stock. Currently the Company has 450 shares of Preferred Series E stock outstanding. Additionally, as of April 19, 2023 there are outstanding (i) warrants to purchase 35,665,533 shares of our common stock; (ii) options exercisable into 4,408,267 shares of our common stock; and (iii) 109,223 shares underlying the conversion of Preferred Series E shares.

Assuming all of the Company’s currently outstanding warrants and options are exercised and all convertible notes be converted, the Company would have to issue an additional 64,758,023 shares of common stock representing 75% of our current issued and outstanding common stock. As of the date of this filing, none of the Company’s outstanding convertible notes are currently convertible into Common Stock. The future issuance of this common stock would result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

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

Pursuant to our Second Amended and Restated Articles of Incorporation, the aggregate number of shares of capital stock which we are authorized to issue is 1,520,000,000 shares, of which 1,500,000,000 shares are common stock, and 20,000,000 shares are “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. As of the date of this Form 10-K, we have 450 shares of Preferred Series E stock outstanding.

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

Dual listing on OTCQB and Upstream may lead to additional stock price volatility and heightened regulation.

Dual listing on two stock exchanges has the risk of the additional regulatory and compliance requirements that come with operating on multiple exchanges. We will need to comply with the rules and regulations of each of OTCQB and Upstream, which may include different reporting requirements, disclosure obligations, and accounting standards. Dual listing may increase the exposure of the Company to market risks, including currency fluctuations and geopolitical events, as it may be subject to different economic conditions and political environments in each exchange, which could potentially lead to greater volatility in the Company’s stock price and may negatively impact investor sentiment. There also is a risk that the additional scrutiny and regulatory requirements associated with dual listing may discourage some investors from investing in the Company, or make it more difficult for the Company to attract new investors. This could potentially limit the Company’s access to capital and its ability to fund its growth and expansion plans.

There are risks associated with issuing NFTs, including a potential finding of a violation of securities laws by a regulatory authority.

In connection with its listing on Upstream, the Company issued NFTs to shareholders who transferred their shares to the Upstream platform. The NFTs traded on Upstream are issued by the Company and convey no ownership interest in the Company, nor do they provide any dividends, royalties, or other equity interests or rights that would indicate an expectation of profit. The NFTs are issued only on Upstream and can only be traded on Upstream.

The Commission evaluates whether a particular digital asset, including an NFT, is a security based on what is commonly referred to as the Howey Test. The Howey Test looks at four factors: (i) an investment of money (ii) in a common enterprise (iii) with the expectation of profit (iv) to be derived from the efforts of others. We believe the commemorative NFTs issued by Creatd do not meet the definition for securities under the Howey Test. Such NFTs, issued to investors who deposited shares of Creatd with Upstream, are commemorative in nature, memorializing the listing on Upstream, as a novelty item, being akin to a tombstone, plaque, sticker, poster or t-shirt commemorating the listing, similar to what NASDAQ and the NYSE may provide to its issuers. The NFT issued by Creatd conveys no ownership interest in Creatd, nor does it provide any dividends, royalties, or other equity interests or rights that would indicate an expectation of profit. The NFTs are issued only on Upstream and can only be traded on Upstream. No consideration was paid for the NFTs, and such investors are still able to transfer such shares back to Pacific Stock Transfer following receipt of the NFTs.

Although we believe that these NFTs are not securities, there is risk that the issuance of NFTs may be considered a public offering in violation of the federal securities laws, and perhaps certain state securities laws. For issuances that are deemed to be public offerings under federal securities laws or in violation of certain state securities laws, purchasers of such products might be granted the right to rescind the sale of these products and demand that we return the purchase price of these products. We did not receive a purchase price for these NFTs; however, there is risk that the Company may be subject to other penalties or that other remedies may apply.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company currently does not own any properties. Our corporate headquarters consists of a total of approximately 8,000 square feet and is located at 419 Lafayette Street, 6th Floor New York, NY 10003. The current lease term is effective May 1, 2022 through April 29, 2029 with monthly rent of $39,000 for the first year of the leasing period, with a 3% increase for each subsequent year.

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

Skube v. WHE Agency Inc., et al

A complaint against WHE, Creatd and Jeremy Frommer filed December 22, 2022, was filed in the Supreme Court of the State of New York, New York County, by Jessica Skube, making certain claims alleging conversion, trespass to chattel, unjust enrichment, breach of contract, fraud in the inducement, seeking damages of $161,000 and punitive damages of $500,000. Skube filed an Order to Show Cause, which the Company opposed, which is currently pending. Given the premature nature of this case, it is still too early for the Company to make an assessment as to liability, but the $161,000 figure is far more likely than the $500,000.

Lind Global v. Creatd, Inc.

A complaint against Creatd dated September 21, 2022, has been filed in the Supreme Court of the State of New York, New York County, by Lind Global Macro Fund LP and Lind Global Fund II LP, making certain claims alleging breach of contract related to two Securities Purchase Agreements executed on May 31, 2022, seeking damages in excess of $920,000. The Company filed a Motion to Dismiss, which is currently pending. Given the premature nature of this case, it is still too early for the Company to make an assessment as to liability.

Laurie Weisberg v. Creatd, Inc.

A confession of judgment against Creatd dated September 2, 2022, has been filed in the Supreme Court of the State of New York, New York County, by Laurie Weisberg, making certain claims alleging breach of contract related to an executive separation agreement also dated September 2, 2022, seeking damages of approximately $415,000 and legal fees amounting to approximately $5,000. The Company and Ms. Weisberg are actively negotiating in an attempt to resolve the dispute. Given the premature nature of this matter, is still too early for the Company to make an assessment as to liability.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB Marketplace operated by OTC Markets Group Inc. (“OTCQB”) under the symbol “VOCL.” Our stock had previously been quoted on OTCQB under the symbol “CRTD,” with such change having become effective on April 4, 2023, following approval from FINRA.

Our common stock is dual-listed on Upstream under the symbol “VOCL.” Upstream is the trading app for digital securities and NFTs powered by Horizon Fintex and MERJ Exchange Limited (“MERJ”). U.S. investors are not permitted to purchase, deposit or sell securities listed on Upstream.

Holders

As of December 31, 2022, there were approximately 194 registered holders of record of our Common Stock, and approximately 5 holders of record of our Series E Convertible Preferred Stock. Since certain shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, the foregoing number of holders of our Common Stock is not representative of the number of beneficial holders of our Common Stock.

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

Unregistered Sales of Equity Securities

During the three months ended December 31, 2022, we issued securities that were not registered under the Securities Act and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q as listed below. All of the securities discussed in this Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

Warrant Exercises

During the three months ended December 31, 2022, 2,602,143 warrants were cashlessly exercised, resulting in the issuance of 2,150,848 shares and the cancellation of 2,602,143 warrants.

Consultant Shares

During the three months ended December 31, 2022, the Company issued 369,843 shares of Common Stock to consultants and employees.

Debt Conversion

During the three months ended December 31, 2022, 2 lenders converted $163,407 in promissory notes into 256,479 shares of Common Stock.

ITEM 6. [Reserved]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth in “Part I - Item 1A. Risk Factors.”

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

Overview

The creator economy is well-established and thriving, consisting of hundreds of millions of creators and billions of viewers. Creatd plays a crucial role within this ecosystem, with a range of businesses established to help creators realize their potential both creatively and monetarily, partnering with peers in their community and brands when the opportunity arises. At the center of our businesses lies Vocal, our core technology platform that hosts our creator community and generates the first-party data that powers our revenue generation.

Results of Operations

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2022 compared to December 31, 2021:

	December 31, 2022	December 31, 2021	Increase / (Decrease)
Current Assets	$1,479,164	$4,475,242	$(2,996,078)
Current Liabilities	$15,207,316	$5,421,015	$9,786,301
Working Capital (Deficit)	$(13,728,152)	$(945,773)	$(12,782,379)

At December 31, 2022, the Company had a working capital deficit of $13,728,152 as compared to a working capital deficit of $945,773 at December 31, 2021, an increase in working capital deficit of $12,782,379. The increase is primarily attributable to the decrease in cash, and prepaids and other current assets, as well as an increase in accounts payable, notes payable and deferred revenue. This was offset by an increase in accounts receivable and inventory.

Net Cash

Net cash used in operating activities for the year ended December 31, 2022, and 2021, was $16,805,429 and $20,518,807, respectively. The net loss for the year ended December 31, 2022, and 2021 was $35,676,315 and $37,379,153, respectively. This change is primarily attributable to the net loss for the current period offset by share-based payments in the amount of $4,183,844 to employees and consultants for services rendered, accretion of debt discount and debt issuance costs of $4,668,039, due to incentives given with debentures, and a change in accounts payable and accrued expenses of $4,773,551.

The decreased net cash used in 2022 reflected an extraordinary cash outlay for marketing in 2021 that went toward generating a lower creator acquisition cost for paid Vocal subscribers and was not repeated in 2022, as well as a decrease in payroll expenses from 2021 to 2022.

Net cash provided by investing activities for the year ended December 31, 2022, was $373,206. This is primarily attributable to the sale of minority interest in OG Collection, Inc. This was offset by the sale and purchase of digital assets.

Net cash provided by financing activities for the year ended December 31, 2022, and 2021 was $13,405,624 and $17,615,915, respectively. During the year ended December 31, 2022, the Company’s operations were predominantly financed by net proceeds of $1,781,947 from the exercise of warrants, the proceeds from sale of common stock and warrants of $5,722,300, and the proceeds from loans and notes of $10,611,124, which were partially offset by the repayment of notes and loans of $4,693,967. Similarly, the Company’s financing activity for the year ended December 31, 2021, generated $4,358,428 from loans and note issuances, the proceeds of which were partially offset by repayment of notes of $1,398,113.

Summary of Statements of Operations for the Year Ended December 31, 2022, and 2021:

	Year Ended December 30,
	2022	2021
Revenue	$4,796,474	$4,299,717
Cost of revenue	$6,109,206	$5,300,037
Operating expenses	$(27,718,380)	$(32,368,400)
Loss from operations	$(29,031,112)	$(33,368,720)
Other expenses	$6,645,203	$4,010,433
Net loss	$(35,676,315)	$(37,379,153)
Loss per common share - basic and diluted	$(1.66)	$(2.98)

Revenue

Revenue was $4,796,474 for the year ended December 31, 2022, as compared to $4,299,717 for the year ended December 31, 2021. The increase of $496,757 was attributable to our ecommerce business, which grew from $90,433 in revenue in 2021 to $1,456,593 in 2022. This growth in ecommerce revenues was partially offset by a decrease in agency revenues in a slowing market for influencer-based sales. Vocal revenues were stable though down year over year as the company transitioned from a pay-to-play marketing model to an organic growth framework.

Cost of Revenue

Cost of revenue for the year ended December 31, 2022, was $6,109,206 as compared to $5,300,037 for the year ended December 31, 2021, an increase of $809,169 attributable to increased supply side costs in our direct-to-consumer product business, a portion of which were due to our increased revenue in our direct-to-consumer businesses.

Operating Expenses

Operating expenses for the year ended December 31, 2022, were $27,718,380 as compared to $32,368,400 for the year ended December 31, 2021. The decrease of $4,650,020 is primarily attributable to a significant reduction in overhead, including an almost $5 million reduction in marketing spend and reductions in research and development. In addition, there was a reduction in stock-based compensation from $9.7 million in 2021 to $4.2 million in 2022. These decreases were partially offset by an increase in impairment of intangible assets, legal and consulting fees, as well as office rent.

Loss from Operations

Loss from operations for the year ended December 31, 2022, was $29,031,112 as compared to $33,368,720 for the year ended December 31, 2021.

Other Expenses

Other expenses for the year ended December 31, 2022, were $6,645,203 as compared to $4,010,433 for the year ended December 31, 2021. The increase in other expenses was predominantly due to an increase in accretion of debt discount and issuance cost, interest expense, loss of extinguishment of debt, and loss from settlement of vendor liabilities. This was offset by the decrease from the impairment of investment and change in derivative liability.

Net Loss

Net loss attributable to common shareholders for the year ended December 31, 2022, was $35,676,315, or loss per share of $1.66, as compared to a net loss attributable to common shareholders of $37,703,652, or loss per share of $2.98, for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements.

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

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value measurement disclosures are grouped into three levels based on valuation factors:

●	Level 1 - quoted prices in active markets for identical investments

●	Level 2 - other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)

●	Level 3 - significant unobservable inputs (including our own assumptions in determining the fair value of investments)

The Company’s Level 1 assets/liabilities include cash, accounts receivable, marketable trading securities, accounts payable, prepaid and other current assets, and due to related parties. Management believes the estimated fair value of these accounts at December 31, 2022 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

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

Long-lived Assets Including Acquired Intangible Assets

We evaluate the recoverability of property and equipment, acquired finite-lived intangible assets and, purchased infinite life digital assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. Digital assets accounted for as intangible assets are subject to impairment losses if the fair value of digital assets decreases other than temporarily below the carrying value. The fair value is measured using the quoted price of the crypto asset at the time its fair value is being measured. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. During the year ended December 31, 2022, the Company recorded an impairment charge of $2,043,011 for intangible assets. During the year ended December 31, 2021, the Company recorded an impairment charge of $688,127 for intangible assets.

Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. We routinely review the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If we change the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life. The remaining weighted average life of the intangible assets is 8.06 years.

Goodwill

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

During the year ended December 31, 2022 and 2021, the Company completed its annual impairment tests of goodwill. The Company performed the qualitative assessment as permitted by ASC 350-20 and determined for one of its reporting units that the fair value of that reporting unit was more likely than not greater than its carrying value, including Goodwill. However, based on this qualitative assessment, the Company determined that the carrying value of the Denver Bodega, Dune, Plant Camp and, WHE Agency reporting units was more likely than not greater than their carrying value, including Goodwill. Based on the completion of the annual impairment tests, the Company recorded an impairment charge of $1,433,815 and $1,035,795 for goodwill for the years ended December 31 2022 and 2021, respectively.

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

Deferred Revenue

Deferred revenue consists of billings and payments from clients in advance of revenue recognition. The Company has two types of deferred revenue, subscription revenue whereas the revenue is recognized over the subscription period and contract liabilities where the performance obligation was not satisfied. The Company will recognize the deferred revenue within the next twelve months. As of December 31, 2022 and 2021, the Company had deferred revenue of $299,409 and $234,159 respectively.

Stock-Based Compensation

The Company recognizes compensation expense for all equity-based payments granted in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation - Stock Compensation”. Under fair value recognition provisions, the Company recognizes equity-based compensation over the requisite service period of the award. The company has a relatively low forfeiture rate of stock-based compensation and forfeitures are recognized as they occur.

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods.

The fair value of an option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the development of assumptions that are inputs into the model. These assumptions are the value of the underlying share, the expected stock volatility, the risk-free interest rate, the expected life of the option, the dividend yield on the underlying stock and forfeitures are recognized as they occur.. Expected volatility is derived from the Company’s historical data over the expected option life and other appropriate factors. Risk-free interest rates are calculated based on continuously compounded risk-free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common stock and does not intend to pay dividends on its Common stock in the foreseeable future. Forfeitures are recognized as they occur.

Determining the appropriate fair value model and calculating the fair value of equity-based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, our equity-based compensation could be materially different in the future. The Company issues awards of equity instruments, such as stock options and restricted stock units, to employees and certain non-employee directors. Compensation expense related to these awards is based on the fair value of the underlying stock on the award date and is amortized over the service period, defined as the vesting period. The vesting period is generally one to three years. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock units. Compensation expense is reduced for actual forfeitures as they occur.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. ASU 2020-06 is effective for the fiscal year beginning after December 15, 2022, including interim periods within that fiscal year. Upon adoption, the Company would no longer recognize the intrinsic value of beneficial conversion features underlying convertible debt. During the year ended December 31, 2022, the company recognized approximately $2.0 million relating to a beneficial conversion feature.

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

December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Creatd, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Creatd, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a significant accumulated deficit, significant net loss and net cash used in operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Goodwill and Finite-Lived Intangible Assets Impairment Evaluation

As discussed in Note 2 to the financial statements, management conducts a goodwill impairment assessment on an annual basis and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The fair value of a reporting unit is determined through the use of the income approach using estimates of future cash flows attributable to the respective reporting units. As a result of the annual impairment assessment, the Company recognized approximately $1.4 million of goodwill impairment related to its reporting units.

Additionally, as discussed in Note 2 to the financial statements, management evaluates the recoverability of acquired finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from their use and eventual disposition. As a result of the intangible asset impairment assessment, the Company recognized approximately $1.9 million of impairment related to finite-lived intangible assets.

We identified the impairment of Goodwill and finite-lived intangible assets as a critical audit matter because of significant judgments required by management to estimate the fair value, including forecasted cash flows, revenue growth rates and expectations for operating expenses. The Goodwill assessment also requires judgment related to the discount rate utilized and other significant valuation assumptions. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s cash flow estimates and the selection of cash flow multiples used in the income approach for valuing Goodwill.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of management’s estimates of future cash flows, the selection of cash flow multiples for the Company’s reporting units, and the evaluation of the discount rate for Goodwill assessments included the following, among others:

–	We obtained an understanding of the controls over the assessment of Goodwill and intangible asset impairment, including those over qualitative assessments and the determination of fair value based on relevant cash flow forecasts.

–	Tested the mathematical accuracy of the calculations and evaluated significant assumptions and the underlying data used by the Company by performing procedures to test the projected revenues, projected direct costs, and projected operating expenses by comparing them with the historical forecasted results of the respective entities’ operations, evaluating the feasibility of generating revenues and cost-cutting strategies and assessing the impacts of internal and/or external economic factors.

–	We used experienced personnel to evaluate the expertise, valuation assumptions and methodologies utilized by valuation professionals with specialized skills and knowledge engaged by the Company, and critically evaluated management’s assumptions used in the valuations.

Inventory

As discussed in Note 2 to the financial statements, inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value and are periodically evaluated to identify obsolete or otherwise impaired products and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used.

We identified the audit of inventory as a critical audit matter for the following reasons based on different aspects of the audit of inventory.

(a)	Existence of inventory – we encountered difficulty in gaining timely access to observe physical inventory counts at multiple locations or confirm existence in other locations. Certain counts could only be done virtually. These factors required the need for inventory roll back procedures, which were also complicated.

(b)	Valuation of inventory – (1) The determination of the proper allocation of inventory value to unit costs was complex and the Company lacked formal controls over this area; (2) The determination of inventory obsolescence required significant assumptions about expiration and spoilage or breakage.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the testing the existence and valuation of inventory included the following, among others:

–	We obtained an understanding of the controls over inventory recognition, valuation and monitoring, including those related to allocation of unit costs, inventory obsolescence, and tracking of remote inventories.

–	Tested the mathematical accuracy of the calculations and evaluated significant assumptions and the underlying data used by the Company in allocating unit costs by performing procedures to test the underlying value of inventory components in relation to historical bill of materials and finished goods observed during inventory counts. We also evaluated this information by performing our own independent allocations of predicted unit costs and comparing to Company estimates.

–	We critically evaluated the assumptions and methodology employed by the Company in evaluating inventory obsolescence, including consideration of subsequent events, and assessing the reasonableness of estimates to historical data for spoilage or breakage.

–	During inventory observations, we required live counts, ensured that count procedures were prepared and properly followed, the counting team member was adequately familiar with the inventory items to be counted, count locations were properly identified and tracked accurately, and observed the contents of certain boxes and observed all sides of palleted items.

–	We tested the verifiability of inventory reports and tested detailed transactions for the inventory roll back procedures.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2018.

Somerset, New Jersey

April 18, 2023

Creatd, Inc.

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
Assets
Current Assets
Cash	$706,224	$3,794,734
Accounts receivable, net	239,423	337,440
Inventory	404,970	106,403
Prepaid expenses and other current assets	128,547	236,665
Total Current Assets	1,479,164	4,475,242

Property and equipment, net	212,545	102,939
Intangible assets	230,084	2,432,841
Goodwill	46,460	1,374,835
Deposits and other assets	797,231	718,951
Minority investment in businesses	-	50,000
Operating lease right of use asset	2,054,265	18,451

Total Assets	$4,819,749	$9,173,259

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$7,565,720	$3,730,540
Convertible Notes, net of debt discount and issuance costs	5,369,599	159,193
Current portion of operating lease payable	326,908	18,451
Note payable, net of debt discount and issuance costs	1,645,680	1,278,672
Deferred revenue	299,409	234,159

Total Current Liabilities	15,207,316	5,421,015

Non-current Liabilities:
Note payable	38,014	63,992
Operating lease payable	2,077,618	-

Total Non-current Liabilities	2,115,632	63,992

Total Liabilities	17,322,948	5,485,007

Commitments and contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized
Series E Preferred stock, $0.001 par value, 8,000 shares authorized 450 and 500 shares issued and outstanding, respectively	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 39,062,386 issued and 38,969,013 outstanding as of December 31, 2022 and 16,691,170 issued and 16,685,513 outstanding as of December 31, 2021	39,062	16,691
Additional paid in capital	134,570,600	111,563,618
Less: Treasury stock, 93,373 and 5,657 shares, respectively	(78,456)	(62,406)
Accumulated deficit	(146,142,373)	(109,632,574)
Accumulated other comprehensive income	(140,183)	(78,272)
Total Creatd, Inc. Stockholders’ Equity	(11,751,350)	1,807,057
Non-controlling interest in consolidated subsidiaries	(751,849)	1,881,195
	(12,503,199)	3,688,252

Total Liabilities and Stockholders’ Equity (Deficit)	$4,819,749	$9,173,259

The accompanying notes are an integral part of these consolidated financial statements.

Creatd, Inc.

Consolidated Statements of Comprehensive Loss

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021

Net revenue	$4,796,474	$4,299,717

Cost of revenue	6,109,206	5,300,037

Gross margin (loss)	(1,312,732)	(1,000,320)

Operating expenses
Compensation	4,678,390	5,812,057
Research and development	951,414	983,528
Marketing	4,700,171	9,626,982
Stock based compensation	4,183,844	9,661,168
Impairment of goodwill	1,433,815	1,035,795
Impairment of intangible assets	2,043,011	688,127
General and administrative	9,727,735	4,560,743

Total operating expenses	27,718,380	32,368,400

Loss from operations	(29,031,112)	(33,368,720)

Other income (expenses)
Other income	99	396,223
Interest expense	(821,051)	(372,106)
Accretion of debt discount and issuance cost	(4,668,039)	(3,612,669)
Derivative expense	-	(100,502)
Change in derivative liability	3,729	(1,096,287)
Impairment of investment	(50,000)	(589,461)
Settlement of vendor liabilities	(265,717)	59,692
Loss on marketable securities	(11,742)	-
Gain (loss) on extinguishment of debt	(832,482)	1,025,655
Gain on forgiveness of debt	-	279,022

Other income (expenses), net	(6,645,203)	(4,010,433)

Loss before income tax provision	(35,676,315)	(37,379,153)

Income tax provision	-	-

Net loss	(35,676,315)	(37,379,153)

Non-controlling interest in net loss	3,383,044	86,251

Net Loss attributable to Creatd, Inc.	(32,293,271)	(37,292,902)

Deemed dividend	(4,216,528)	(410,750)

Net loss attributable to common shareholders	$(36,509,799)	$(37,703,652)

Comprehensive loss

Net loss	(35,676,315)	(37,379,153)

Currency translation loss	(61,911)	(41,038)

Comprehensive loss	$(35,738,226)	$(37,420,191)

Per-share data
Basic and diluted loss per share	$(1.66)	$(2.98)

Weighted average number of common shares outstanding	22,035,260	12,652,470

The accompanying notes are an integral part of these consolidated financial statements.

Creatd, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2022 and 2021

	Series E Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Subscription	Accumulated	Non-Controlling	Other Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Interest	Income	(Deficit)

Balance, January 1, 2021	7,738	$8	8,736,378	$8,737	(5,657)	$(62,406)	$77,505,013	$(40,000)	$(71,928,922)	$-	$(37,234)	$5,445,196

Stock based compensation	-	-	388,411	388	-	-	9,446,687	-	-	-	-	9,447,075

Shares issued for prepaid services	-	-	50,000	50	-	-	226,450	-	-	-	-	226,500

Shares issued to settle vendor liabilities	-	-	294,895	295	-	-	791,091	-	-	-	-	791,386

Common stock issued upon conversion of notes payable	-	-	1,128,999	1,129	-	-	5,155,865	-	-	-	-	5,156,994

Exercise of warrants to stock	-	-	2,250,691	2,251	-	-	9,484,972	-	-	-	-	9,487,223

Cash received for common stock and warrants	-	-	1,687,500	1,687	-	-	5,665,263	-	-	-	-	5,666,950

Cash received for preferred series E and warrants	40	-	-	-	-	-	(4,225)	40,000	-	-	-	35,775

Conversion of preferred series E to stock	(7,278)	(8)	1,766,449	1,766	-	-	(1,758)	-	-	-	-	-

Stock warrants issued with note payable	-	-	-	-	-	-	1,665,682	-	-	-	-	1,665,682

Shares issued for acquisition	-	-	387,847	388	-	-	1,217,828	-	-	1,967,446	-	3,185,662

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	(41,038)	(41,038)

Dividends	-	-	-	-	-	-	410,750	-	(410,750)	-	-	-

Net loss for the year months ended December 31, 2021	-	-	-	-	-	-	-	-	(37,292,902)	(86,251)	-	(37,379,153)

Balance, December 31, 2021	500	$-	16,691,170	$16,691	(5,657)	$(62,406)	$111,563,618	$-	$(109,632,574)	$1,881,195	$(78,272)	$3,688,252

Conversion of preferred series E to stock	(50)		12,136	12	-	-	(12)	-	-	-	-	-

Stock based compensation	-	-	444,162	444	-	-	4,086,960	-	-	-	-	4,087,404

Shares issued to settle vendor liabilities	-	-	307,342	307	-	-	410,192	-	-	-	-	410,499

Shares issued for prepaid services	-	-	150,000	150	-	-	141,000	-	-	-	-	141,150

Shares issued for in process research and development	-	-	57,576	58	-	-	40,937	-	-	-	-	40,995

BCF issued with note payable	-	-	-	-	-	-	2,008,227	-	-	-	-	2,008,227

Exercise of warrants to stock	-	-	9,172,772	9,173	-	-	1,772,774	-	-	-	-	1,781,947

Purchase of treasury stock	-	-	-	-	(87,716)	(16,050)	-	-	-	-	-	(16,050)

Stock warrants issued with note payable	-	-	-	-	-	-	3,149,270	-	-	-	-	3,149,270

Cash received for common stock and warrants, net of $190,000 of issuance costs	-	-	7,046,314	7,046	-	-	5,715,254	-	-	-	-	5,722,300

Stock issued with note payable	-	-	815,000	815	-	-	409,130	-	-	-	-	409,945

Common stock issued upon conversion of notes payable	-	-	4,365,914	4,366	-	-	1,056,722	-	-	-	-	1,061,088

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	(61,911)	(61,911)

Sale of non-controlling interest in OG Collection Inc.	-	-	-	-	-	-	-	-	-	750,000	-	750,000

Deemed Dividends	-	-	-	-	-	-	4,216,528	-	(4,216,528)	-	-	-

Net loss for the year ended December 31, 2022	-	-	-	-	-	-	-	-	(32,293,271)	(3,383,044)	-	(35,676,315)

Balance, December 31, 2022	450	$-	39,062,386	$39,062	(93,373)	$(78,456)	$134,570,600	$-	$(146,142,373)	$(751,849)	$(140,183)	$(12,503,199)

The accompanying notes are an integral part of these consolidated financial statements.

Creatd, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,676,315)	$(37,379,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	586,109	397,440
Impairment of investment	50,000	589,461
Impairment of intangible assets	1,433,815	1,038,905
Impairment of goodwill	2,043,011	688,127
impairment of ROU	101,623	-
Accretion of debt discount and issuance cost	4,668,039	3,612,669
Share-based compensation	4,183,844	9,661,174
Shares issued for in process research and development	40,994	-
Bad debt expense	398,130	110,805
(Gain) loss on extinguishment of debt	832,482	(1,304,677)
Settlement of vendor liabilities	265,717	(59,692)
Change in fair value of derivative liability	(3,729)	1,096,287
Derivative Expense	-	100,502
Loss on marketable securities	11,742	-
Non cash lease expense	274,784	82,511
Reserve for obsolete inventory	399,058	-
Equity interest granted for other income	-	(123,710)
Equity in net loss from unconsolidated investment	-	16,413
Changes in operating assets and liabilities:
Prepaid expenses	86,155	(174,819)
Inventory	(479,356)	(39,182)
Accounts receivable	(755,907)	(80,407)
Deposits and other assets	(78,280)	(527,115)
Deferred revenue	65,250	144,851
Accounts payable and accrued expenses	4,773,551	1,714,902
Operating lease liability	(26,146)	(84,099)
Net Cash Used In Operating Activities	(16,805,429)	(20,518,807)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(212,249)	(95,935)
Cash paid for minority investment in business	-	(325,000)
Cash paid for equity method investment	-	(510,000)
Cash paid for investments in marketable securities	(48,878)	-
Sale of marketable securities	37,135	-
Cash received from the Sale of non-controlling interest in OG Collection Inc.	750,000	-
Cash consideration for acquisition	(31,679)	(225,947)
Purchases of digital assets	(410,369)	(11,241)
Sale of digital assets	289,246	-
Net Cash Provided By (Used In) Investing Activities	373,206	(1,168,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrant	1,781,947	9,487,223
Net proceeds from issuance of notes	2,219,219	747,937
Repayment of notes	(2,830,382)	(456,233)
Proceeds from issuance of convertible note	8,391,905	3,610,491
Repayment of convertible notes	(1,863,315)	(941,880)
Repayment of note payable - related party	-	(538,574)
Proceeds from issuance of common stock and warrants	5,722,300	5,666,951
Cash received for preferred series E and warrants	-	40,000
Purchase of treasury stock	(16,050)	-
Net Cash Provided By Financing Activities	13,405,624	17,615,915

Effect of exchange rate changes on cash	(61,911)	(41,038)

Net Change in Cash	(3,088,510)	(4,112,053)

Cash - Beginning of period	3,794,734	7,906,787

Cash - End of period	$706,224	$3,794,734

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$650,000	$60,073

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of vendor liabilities	$-	$168,667
Beneficial conversion feature on convertible notes	$2,008,227	$-
Warrants issued with debt	$3,149,270	$1,665,682
Shares issued with debt	$409,945	$-
Issuance of common stock for prepaid services	$141,150	$226,500
Recognition of Right-of-use asset and corresponding operating lease liability	$2,412,221	$-
Deferred offering costs	$-	$4,225
Common stock and warrants issued upon conversion of notes payable	$1,061,088	$5,156,994
Shares issued for acquisition	$-	$1,318,218
Reduction of ROU asset related to re-measurement of lease liability	$-	$135,086
Repayment of promissory notes from Australian R&D credits	$-	$146,630

The accompanying notes are an integral part of these consolidated financial statements.

Creatd, Inc.

December 31, 2022

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

On December 13, 2022, an investor entered into a Subscription Agreement whereby it purchased from OG Collection, Inc., a subsidiary of the Company (“OG”), 150,000 shares of common stock of OG for a purchase price of $750,000, and, in connection therewith OG, the Company, and the Investor entered into a Shareholder Agreement.

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

Principles of consolidation

The Company consolidates all majority-owned subsidiaries, if any, in which the parent’s power to control exists.

As of December 31, 2022, the Company’s consolidated subsidiaries and/or entities are as follows:

Name of combined affiliate	State or other jurisdiction of incorporation or organization	Company Ownership Interest
Jerrick Ventures LLC	Delaware	100%
Abacus Tech Pty Ltd	Australia	100%
Creatd Ventures LLC	Delaware	100%
Dune Inc.	Delaware	50%
OG Collection, Inc.	Delaware	89%
Orbit Media LLC	New York	51%
WHE Agency, Inc.	Delaware	44%

As of December 31, 2022, Creatd Ventures, LLC (formerly Creatd Partners, LLC) is operating three DBAs for Brave Foods, Plant Camp, and Basis (formerly Denver Bodega, LLC).

All other previously consolidated subsidiaries have been dissolved.

All inter-company balances and transactions have been eliminated. The consolidated financial statements include Denver Bodega, LLC activity since March 7, 2022, Orbit Media LLC activity since August 1, 2022, and Brave Foods, LLC activity since September 13, 2022.

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

The Company’s Level 1 assets/liabilities include cash, accounts receivable, marketable trading securities, accounts payable, marketable trading securities, prepaid and other current assets, line of credit and due to related parties. Management believes the estimated fair value of these accounts at December 31, 2022 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

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

The following tables provide a summary of the relevant assets that are measured at fair value on a recurring basis:

Fair Value Measurements as of

December 31, 2021

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities - debt securities	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities:
Derivative liabilities	$-	$-	$-	$-
Total Liabilities	-	$-	$-	$-

Fair Value Measurements as of

December 31, 2022

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities - equity securities	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of December 31, 2022 and 2021 are $0.

The change in net realized depreciation on equity trading securities that have been included in other expenses for the year ended December 31, 2022 and 2021 was $11,742 and $0, respectively.

The following table sets forth a summary of the changes in marketable securities - available-for-sale debt securities that are measured at fair value on a recurring basis:

For the years ended December 31, 2022 and 2021
Total
As of January 1, 2021	$62,733
Purchase of marketable securities	-
Interest due at maturity	-
Other than temporary impairment	(62,733)
Conversion of marketable securities	-
December 31, 2021 and 2022	$-

The following are the changes in the derivative liabilities during the years ended December 31, 2022 and 2021.

	Years Ended December 31, 2022 and 2021
	Level 1	Level 2	Level 3
Derivative liabilities as January 1, 2021	$-	$-	$42,231
Addition	-	-	417,24
Extinguishment	-	-	(431,458)
Conversion to Note payable - related party	-	-	(1,124,301)
Changes in fair value	-	-	1,096,287
Derivative liabilities as December 31, 2021	-	-	-
Addition	-	-	100,532
Changes in fair value	-	-	(3,729)
Extinguishment	-	-	(96,803)
Derivative liabilities as December 31, 2022	$-	$-	$-

The following tables provide a summary of the relevant assets that are measured at fair value on a non-recurring basis:

Fair Value Measurements as of

December 31, 2021

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity investments, at cost	$50,000	$-	$-	$50,000
Intangible assets	2,432,841	-	-	2,432,841
Goodwill	1,374,835	-	-	1,374,835
Total assets	$3,857,676	$-	$-	$3,857,676

Fair Value Measurements as of

December 31, 2022

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity investments, at cost	$-	$-	$-	$-
Intangible assets	230,084	-	-	230,084
Goodwill	46,460	-	-	46,460
Total assets	$276,544	$-	$-	$276,544

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) or Financial Claims Scheme (“FCS”) insurable limits. The Company has never experienced any losses related to these balances. The uninsured cash balance as of December 31, 2022, was $308,474. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company provides credit in the normal course of business. The Company maintains allowances for credit losses on factors surrounding the credit risk of specific customers, historical trends, and other information.

The Company operates in Australia and holds total assets of $700,268. It is reasonably possible that operations located outside an entity’s home country will be disrupted in the near term.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Computer equipment and software	3
Furniture and fixtures	5
Leasehold Improvements	3

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Long-lived Assets Including Acquired Intangible Assets

We evaluate the recoverability of property and equipment, acquired finite-lived intangible assets and, purchased infinite life digital assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. Digital assets accounted for as intangible assets are subject to impairment losses if the fair value of digital assets decreases other than temporarily below the carrying value. The fair value is measured using the quoted price of the crypto asset at the time its fair value is being measured. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. During the year ended December 31, 2022, the Company recorded an impairment charge of $2,043,111 for intangible assets. During the year ended December 31, 2021, the Company recorded an impairment charge of $688,127 for intangible assets.

Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. We routinely review the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If we change the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life. The remaining weighted average life of the intangible assets is 8.06 years.

Scheduled amortization over the next five years are as follows:

Twelve months ending December 31,

2023	$32,097
2024	32,098
2025	28,863
2026	18,966
2027	18,964
Thereafter	76,313
Total	207,301

Intangible assets not subject to amortization	22,783
Total Intangible Assets	$230,084

Amortization expense was $483,484 and $348,186 for the year ended December 31, 2022 and 2021, respectively.

Goodwill

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

During the year ended December 31, 2022 and 2021, the Company completed its annual impairment tests of goodwill. The Company performed the qualitative assessment as permitted by ASC 350-20 and determined for one of its reporting units that the fair value of that reporting unit was more likely than not greater than its carrying value, including Goodwill. However, based on this qualitative assessment, the Company determined that the carrying value of the Denver Bodega, Dune, Plant Camp and, WHE Agency reporting units was more likely than not greater than their carrying value, including Goodwill. Based on the completion of the annual impairment tests, the Company recorded an impairment charge of $1,433,815 and $1,035,795 for goodwill for the years ended December 31 2022 and 2021, respectively.

The following table sets forth a summary of the changes in goodwill for the years ended December 31, 2021 and 2022.

For the years ended December 31, 2021 and 2022
Total
As of January 1, 2021	$1,035,795
Goodwill acquired in a business combination	1,374,835
Impairment of goodwill	(1,035,795)
As of December 31, 2021	1,374,835
Goodwill acquired in business combinations	105,440
Impairment of goodwill	(1,433,815)
As of December 31, 2022	46,460

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

The following table sets forth a summary of the changes in marketable securities - available-for-sale debt securities that are measured at fair value on a recurring basis:

For the years ended December 31, 2022 and 2021
Total
As of January 1, 2021	$62,733
Purchase of marketable securities	-
Interest due at maturity	-
Other than temporary impairment	(62,733)
Conversion of marketable securities	-
December 31, 2021 and 2022	$-

We invest in debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in securities with maturities of two years or less and maintain a weighted average maturity of one year or less. As of December 31, 2021, all of our investments had maturities between one and three years. The marketable debt security investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. During the years ended December 31, 2021, the Company recognized a $62,733 from the impairment of the debt security.

The following table sets forth a summary of the changes in equity investments, at cost that are measured at fair value on a non-recurring basis:

For the years ended December 31, 2021 and 2022
Total
As of January 1, 2021	$217,096
Purchase of equity investments	150,000
Other than temporary impairment	(102,096)
Conversion to equity method investments	(215,000)
As of December 31, 2021	50,000
Purchase of equity investments	-
Other than temporary impairment	(50,000)
Conversion to equity method investments	-
As of December 31, 2022	$-

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

The Company performed a qualitative assessment considering impairment indicators to evaluate whether these investments were impaired. Impairment indicators that the Company considered included the following: a) a significant deterioration in the earnings performance, credit rating, asset quality or business prospects of the investee; b) a significant adverse change in the regulatory, economic or technology environment of the investee; c) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates; d) a bona fide offer to purchase or an offer by the investee to sell the investment; e) factors that raise significant concerns about the investee’s ability to continue as a going concern. During the years ended December 31, 2022 and 2021 the Company recognized a $50,000 and $102,096 impairment of the equity security respectively.

Equity Method Investments

Investments in unconsolidated entities over which we have significant influence are accounted for under the equity method of accounting. Under the equity method of accounting, the Company does not consolidate the investment’s financial statements within its consolidated financial statements. Equity method investments are initially recorded at cost, then our proportional share of the underlying net income or loss is recorded as equity in net loss from equity method investments in our statement of operations, with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce our carrying value of the investment and are recorded in the consolidated statements of cash flows using the cumulative earnings approach. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. There were indicators of impairment related to our equity method investments for the year ended December 31, 2021. During the year ended December 31, 2022 and 2021, the Company recorded an impairment charge of $50,000 and $487,365 respectively for equity method investments.

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

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price. The transaction price for any given subscriber could decrease based on any payments made to that subscriber. A subscriber may be eligible for payment through one or more of the monetization features offered to Vocal creators, including earnings through reads (on a cost per mile basis) and cash prizes offered to Challenge winners;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, we satisfy a performance obligation.

Revenue disaggregated by revenue source for the year ended December 30, 2022 and 2021 consists of the following:

	Years Ended
	December 31,
	2022	2021
Agency (Managed Services, Branded Content, & Talent Management Services)	$1,914,647	$2,256,546
Platform (Creator Subscriptions)	1,417,094	1,926,135
Ecommerce	1,457,161	90,433
Affiliate Sales	7,572	26,453
Other Revenue	-	150
	$4,796,474	$4,299,717

The Company utilizes the output method to measures the results achieved and value transferred to a customer over time. Timing of revenue recognition for the three and years ended December 31, 2022 and 2021 consists of the following:

	Years Ended
	December 31,
	2022	2021
Products and services transferred over time	$3,331,741	$4,182,681
Products transferred at a point in time	1,464,733	117,036
	$4,796,474	$4,299,717

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

Below are the significant components of a typical agreement pertaining to branded content revenue:

●	The Company collects fixed fees ranging from $10,000 to $110,000, with branded challenges ranging from $10,000 to $25,000 and branded articles ranging from $2,500 to $10,000 per article.
●	Branded articles are created and published, and challenges are completed, within three months of the signed agreement, or as previously negotiated with the client.

●	Branded articles and challenges are promoted per the contract and engagement reports are provided to the client.
●	Most contracts include provisions for clients to acquire content rights at the end of the campaign for a flat fee.

Talent Management Services

Talent Management represents the revenue recognized by WHE Agency, Inc. (“WHE”) from the Company’s obligation to manage and oversee influencer-led campaigns from the contract negotiation stage through content creation and publication. WHE acts in an agent capacity for influencers and collects a management fee of approximately 20% of the value of an influencer’s contract with a brand. Revenue is recognized net of the 80% of the contract that is collected by the influencer and is recognized when performance obligations of the contract are met. Performance obligations are complete when milestones and deliverables of contracts are delivered to the client.

Below are the significant components of a typical agreement pertaining to talent management revenue:

●	Total gross contracts range from $500-$100,000.

●	The Company collects fixed fees in the amount of 20 to 25% of the gross contract amount, ranging from $100 to $25,000 in net revenue per contract.

●	The campaign is created and made live by the influencer within the timeframe specified in the contract.

●	Campaigns are promoted per the contract and the customer is provided a link to the live deliverables on the influencer’s social media channels.

●	Most billing for contracts occur 100% at execution of the performance obligation. Net payment terms vary by client.

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

Affiliate Sales Revenue

Affiliate sales represents the commission the Company receives from views or sales of its multimedia assets. Affiliate revenue is earned on a “click through” basis, upon visitors viewing or purchasing the relevant video, book, or other media asset and completing a specific conversion. The revenue is recognized upon receipt as reliable estimates could not be made.

E-Commerce Revenue

The Company’s e-commerce businesses are housed under Creatd Ventures, and currently consists of four majority-owned e-commerce companies, Camp (previously Plant Camp), Dune Glow Remedy (“Dune”), Basis, and Brave. The Company generates revenue through the sale of Camp, Dune, Basis, and Brave’s consumer products through its e-commerce distribution channels. The Company satisfies its performance obligation upon shipment of product to its customers and recognizes shipping and handling costs as a fulfillment cost. Customers have 30 days from receipt of an item to return unopened, unused, or damaged items for a full refund for Camp, Dune, and Basis, and 7 days from receipt of purchase for Brave. All returns are processed within the relevant recording period and accounted for as a reduction in revenue. The Company runs discounts from time to time to promote sales, improve market penetration, and increase customer retention. Any discounts are run as coupon codes applied at the time of transaction and accounted for as a reduction in gross revenue. The Company assesses variable consideration using the most likely amount method.

Deferred Revenue

Deferred revenue consists of billings and payments from clients in advance of revenue recognition. The Company has two types of deferred revenue, subscription revenue whereas the revenue is recognized over the subscription period and contract liabilities where the performance obligation was not satisfied. The Company will recognize the deferred revenue within the next twelve months. As of December 31, 2022, and 2021, the Company had deferred revenue of $299,409 and $234,159 respectively.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried when the Company has performed the work in accordance with managed services, project, partner, consulting and branded content agreements. For example, we bill a managed service client monthly when we have updated their Amazon store, modified SEO, or completed the other services listed in the agreement. For projects and branded content, we will bill the client and record the receivable once milestones are reached that are set in the agreement. We make estimates for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers. During the years ended December 31, 2022 and 2021, the Company recorded $398,130 and $110,805, respectively as a bad debt expense. As of December 31, 2022, the Company has an allowance for doubtful accounts of $585,077. As of December 31, 2021, the Company has an allowance for doubtful accounts of $186,147.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. Inventories are periodically evaluated to identify obsolete or otherwise impaired products and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used. As of December 31, 2022, and 2021, the Company had a valuation allowance of $399.058 and $0 respectively. During the years ended December 31, 2022 and 2021 the Company recorded $399,058 and $0 respectively for product obsolescence.

Stock-Based Compensation

The Company recognizes compensation expense for all equity–based payments granted in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation”. Under fair value recognition provisions, the Company recognizes equity–based compensation over the requisite service period of the award. The company has a relatively low forfeiture rate of stock-based compensation and forfeitures are recognized as they occur.

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are inputs into the model. These assumptions are the value of the underlying share, the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and forfeitures are recognized as they occur. . Expected volatility is derived from the Company’s historical data over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common stock and does not intend to pay dividends on its Common stock in the foreseeable future. Forfeitures are recognized as they occur.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. For the years ended December 31, 2022 and 2021, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at December 31, 2022 and 2021:

	December 31,
	2022	2021
Series E preferred	109,223	121,359
Options	3,061,767	2,902,619
Warrants	16,261,699	5,658,830
Convertible notes	27,823,250	-
Totals	47,255,939	8,682,808

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

Recently Adopted Accounting Guidance

In May 2021, the FASB issued authoritative guidance intended to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. (ASU 2021-04), “Derivatives and Hedging Contracts in Entity’s Own Equity (Topic 815). This guidance’s amendments provide measurement, recognition, and disclosure guidance for an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The updated guidance, which became effective for fiscal years beginning after December 15, 2021, During the year ended December 31, 2022, the Company recognized a deemed dividend of $3,187,906 from the modification of warrants.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. ASU 2020-06 is effective for the fiscal year beginning after December 15, 2022, including interim periods within that fiscal year. Upon adoption, the Company would no longer recognize the intrinsic value of beneficial conversion features underlying convertible debt. During the year ended December 31, 2022, the company recognized approximately $2.0 million relating to a beneficial conversion feature.

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

As reflected in the consolidated financial statements, as of December 31, 2022, the Company had an accumulated deficit of $146.2 million, a net loss of $35.7 million and net cash used in operating activities of $16.7 million for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Note 4 – Inventory

Inventory was comprised of the following at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Raw Materials	$-	$-
Packaging	34,632	2,907
Finished goods	$370,335	103,496
	$404,970	$106,403

Note 5 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation, consisted of the following:

	December 31, 2022	December 31, 2021
Computer Equipment	$447,860	$353,880
Furniture and Fixtures	184,524	102,416
Leasehold Improvements	47,616	11,457
	680,000	467,753
Less: Accumulated Depreciation	(467,455)	(364,814)
	$212,545	$102,939

Depreciation expense was $102,643 and $49,254 for the year ended December 31, 2022 and 2021, respectively.

Note 6 – Notes Payable

Notes payable as of December 31, 2022 and 2021 is as follows:

	Outstanding Principal as of
	December 31, 2022	December 31, 2021	Interest Rate	Maturity Date
Seller’s Choice Note	$-	$660,000	30%	September 2020
The April 2020 PPP Loan Agreement	198,577	198,577	1%	May 2022
The First December 2021 Loan Agreement	-	185,655	10%	June 2023
The Second December 2021 Loan Agreement	-	313,979	14%	June 2022
First Denver Bodega LLC Loan	38,014	-	5%	March 2025
The Third May 2022 Loan Agreement	9,409	-	-%	November 2022
The Fourth May 2022 Loan Agreement	31,701	-	-%	November 2022
The Second June Loan agreement	39,500	-	-%	October 2022
The First August 2022 Loan Agreement	130,615	-	14%	November 2022
The Second August 2022 Loan Agreement	387,950	-	-%	January 2023
The First September 2022 Loan Agreement	73,236	-	-%	September 2023
The Second September 2022 Loan Agreement	763,625	-	-%	May 2023
The Third September 2022 Loan Agreement	256,964	-	-%	April 2023
The November 2022 Loan	68,211	-	-%	June 2023
	1,683,694	1,358,211
Less: Debt Discount	(314,108)	(15,547)
Less: Debt Issuance Costs	-	-
	1,683,694	1,342,664
Less: Current Debt	(1,645,680)	(1,278,672)
Total Long-Term Debt	$38,014	$63,992

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

During the year ended December 31, 2022, the Company accrued interest of $10,850.

As of December 31, 2022, the Loan is in default, and the lender may require immediate payment of all amounts owed under the Loan or file suit and obtain judgment.

Subsequent to December 31, 2022, the Company made a repayment of $5,000 towards this note.

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

During the year ended December 31, 2022, the Company repaid $185,655 in principal.

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

During the year ended December 31, 2022, the Company repaid $293,499 of principal and $26,115 of interest.

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

During the year ended December 31, 2022, the Company repaid $159,223 of principal and $8,120 of interest.

Denver Bodega LLC Notes Payable

On March 7, 2022, The Company acquired five note payable agreements from the acquisition of Denver Bodega LLC. See note 12. The total liabilities of these notes amounted to $293,888. During the year ended December 31, 2022, the Company repaid $255,874. As of December 31, 2022, the Company has one note outstanding. This note has a principal balance of $38,014, bears interest at 5%, and requires 36 monthly payments of $1,496.

Subsequent to December 31, 2022, the Company made payments totaling $5,994 towards this note.

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

During the year ended December 31, 2022, the Company repaid $390,114 in principal.

On September 22, 2022, the Company and the First May 2022 Lender entered into an exchange agreement whereas both parties agreed to roll the remaining $303,386 in the Second September 2022 Loan Agreement. Since the PV cashflows of the new and old debt were more than 10% differences the company used extinguishment accounting. As part of the agreement the Company recognized $33,079 as loss on extinguishment of debt due to the remaining debt discount on the First May 2022 Loan Agreement.

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

During the year ended December 31, 2022, the Company repaid $272,447 in principal.

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

During the year ended December 31, 2022, the Company repaid $18,195 in principal.

Subsequent to December 31, 2022, the Company made repayments of $4,432 towards this note.

The Fourth May 2022 Loan Agreement

On May 26, 2022, the Company entered into a loan agreement (the “Fourth May 2022 Loan Agreement”) with a lender (the “Fourth May 2022 Lender”), whereby the Fourth May 2022 Lender issued the Company a promissory note of $45,200 (the “Fourth May 2022 Note”). Pursuant to the Fourth May 2022 Loan Agreement, the Fourth May 2022 Note has an effective interest rate of 17%. The maturity date of the Fourth May 2022 Note is November 23, 2022 (the “Fourth May 2022 Maturity Date”).

During the year ended December 31, 2022, the Company repaid $13,499 in principal.

Subsequent to December 31, 2022, the Company made repayments of $7,097 towards this note.

The First June 2022 Loan Agreement

On June 17, 2022, the Company entered into a loan agreement (the “First June 2022 Loan Agreement”) with a lender (the “First June 2022 Lender”), whereby the First June 2022 Lender issued the Company a promissory note of $568,000 (the “First June 2022 Note”). The Company received cash proceeds of $378,000. Pursuant to the First June 2022 Loan Agreement, the First June 2022 Note has an effective interest rate of 217%. The maturity date of the First June 2022 Note is November 4, 2022 (the “First June 2022 Maturity Date”). The Company is required to make weekly payment of $28,400. The First June 2022 Note is secured by officers of the Company.

The Company recorded a $190,000 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the year ended December 31, 2022, the Company repaid $255,600 in principal.

On August 19, 2022, the Company and the First June 2022 Lender entered into an exchange agreement whereas both parties agreed to roll the remaining $312,400 in the Third September 2022 Loan Agreement. Since the PV cashflows of the new and old debt were more than 10% differences the company used extinguishment accounting. As part of the agreement the Company recognized $66,749 as loss on extinguishment of debt due to the remaining debt discount on the Second May 2022 Loan Agreement.

The Second June 2022 Loan Agreement

On June 17, 2022, the Company entered into a loan agreement (the “Second June 2022 Loan Agreement”) with a lender (the “Second June 2022 Lender”), whereby the Second June 2022 Lender issued the Company a promissory note of $104,500 (the “Second June 2022 Note”). The Note holder repaid a vendor liability of $104,500. The maturity date of the Second June 2022 Note is October 15, 2022 (the “Second June 2022 Maturity Date”).

The First August 2022 Loan Agreement

On August 18, 2022, the Company entered into a secured loan agreement (the “First August 2022 Loan Agreement”) with a lender (the “First August 2022 Lender”), whereby the First August 2022 Lender issued the Company a secured promissory note of $193,500 AUD or $134,070 United States Dollars (the “First August 2022 Note”). Pursuant to the First August 2022 Loan Agreement, the First August 2022 Note has an effective interest rate of 14%. The maturity date of the First August 2022 Note is June 30, 2023 (the “First August 2022 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the First August 2022 Loan Agreement are due. The Company has the option to extend the Maturity date by 60 days. The loan is secured by the Australian research & development credit.

During the year ended December 31, 2022, the Company accrued $2,037 AUD in interest.

The Second August 2022 Loan Agreement

On August 19, 2022, the Company entered into a loan agreement (the “Second August 2022 Loan Agreement”) with a lender (the “Second August 2022 Lender”), whereby the Second August 2022 Lender issued the Company a promissory note of $923,000 (the “Second August 2022 Note”). The Company received cash proceeds of $300,100 and rolled the remaining $312,400 of principal from the June 2022 Loan Agreement. Pursuant to the Second August 2022 Loan Agreement, the Second August 2022 Note has an effective interest rate of 167%. The maturity date of the Second August 2022 Note is January 9, 2022 (the “Second August 2022 Maturity Date”). The Company is required to make weekly payment of $46,150. The Second August 2022 Note is secured by officers of the Company.

The Company recorded a $310,500 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the year ended December 31, 2022, the Company repaid $535,050 in principal.

Subsequent to December 31, 2022, the Company made repayments of $312,000 towards this note.

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

During the year ended December 31, 2022, the Company repaid $14,647 in principal.

Subsequent to December 31, 2022, the Company made payments totaling $21,971 towards this note.

The Second September 2022 Loan Agreement

On September 22, 2022, the Company entered into a loan agreement (the “Second September 2022 Loan Agreement”) with a lender (the “Second September 2022 Lender”), whereby the Second September 2022 Lender issued the Company a promissory note of $876,000 (the “Second September 2022 Note”). The Company received cash proceeds of $272,614 and rolled the remaining $303,386 of principal from the First May 2022 Loan Agreement. Pursuant to the Second September 2022 Loan Agreement, the Second September 2022 Note has an effective interest rate of 100%. The maturity date of the Second September 2022 Note is May 5, 2023 (the “Second September 2022 Maturity Date”). The Company is required to make weekly payment of $27,375. The Second September 2022 Note is secured by officers of the Company.

The Company recorded a $300,000 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the year ended December 31, 2022, the Company repaid $112,375 in principal.

Subsequent to December 31, 2022, the Company made repayments of $117,000 towards these notes.

The Third September 2022 Loan Agreement

On September 22, 2022, the Company entered into a loan agreement (the “Third September 2022 Loan Agreement”) with a lender (the “Third September 2022 Lender”), whereby the Third September 2022 Lender issued the Company a promissory note of $365,000 (the “Third September 2022 Note”). The Company received cash proceeds of $110,762 and rolled the remaining $129,053 of principal from the Second May 2022 Loan Agreement. Pursuant to the Third September 2022 Loan Agreement, the Third September 2022 Note has an effective interest rate of 143%. The maturity date of the Third September 2022 Note is May 5, 2023 (the “Second September 2022 Maturity Date”). The Company is required to make weekly payment of $13,036. The Third September 2022 Note is secured by officers of the Company.

The Company recorded a $300,000 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the year ended December 31, 2022, the Company repaid $108,036 in principal.

Subsequent to December 31, 2022, the Company made repayments of $140,000 towards this note.

The November 2022 Loan Agreement

On November 15, 2022, the Company entered into a loan agreement (the “November 2022 Loan Agreement”) with a lender (the “November 2022 Lender”) whereby the November 2022 Lender issued the Company a promissory note of $80,325 (the “November 2022 Note”). Pursuant to the November 2022 Loan Agreement, the November 2022 Note has an effective interest rate of 21%. The maturity date of the November 2022 Note is June 3, 2023 (the “November 2022 Maturity Date”), at which time all outstanding principal, accrued and unpaid interest and other amounts due under the November 2022 Note are due.

During the year ended December 31, 2022, the Company repaid $12,114 in principal.

Subsequent to December 31, 2022, the Company made repayments of $36,468 towards this note.

Note 7 – Convertible Notes Payable

Convertible notes payable as of December 31, 2022, is as follows:

	Outstanding Principal as of December 31,	Outstanding Principal as of December 31,	Interest	Conversion		Maturity	Warrants granted
	2022	2021	Rate	Price		Date	Quantity	Exercise Price
The July 2021 Convertible Loan Agreement	-	168,850	6.0%	-	(*)	July -22	-	-
The May 2022 Convertible Loan Agreement	50,092	-	11%	-	(*)	May-23	-	-
The May 2022 Convertible Note Offering	990,000	-	18%	2.00	(*)	November-22	4,000,000	$3.00 – $6.00
The July 2022 Convertible Note Offering	3,750,000	-	18%	0.20	(*)	March-23	2,150,000	$3.00 – $6.00
The First October 2022 Convertible Loan Agreement	104,250	-	10%	-	(*)	September-23
The Second October 2022 Convertible Loan Agreement	300,000	-	10%	-	(*)	October-23
The Third October 2022 Convertible Loan Agreement	866,650	-	10%	0.20	(*)	April-23
The December 2022 Convertible Loan Agreement	750,000	-	-%	0.20	(*)	April-23	562,500.00	$0.20
	6,810,992	168,850
Less: Debt Discount	(1,426,728)	(8,120)
Less: Debt Issuance Costs	(14,665)	(1,537)
	5,369,599	159,193

(*)	As subject to adjustment as further outlined in the notes

The First July 2020 Convertible Loan Agreement

On July 1, 2020, the Company entered into a loan agreement (the “First July 2020 Loan Agreement”) with an individual (the “First July 2020 Lender”), whereby the First July 2020 Lender issued the Company a promissory note of $68,000 (the “First July 2020 Note”). Pursuant to the First July 2020 Loan Agreement, the First July 2020 Note has interest of ten percent (10%). The First July 2020 Note matures on June 29, 2021.

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

During the year ended December 31, 2021, the Company repaid $600,000 in principal and $4,340 in interest.

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

During the year ended December 31, 2022, the July 2021 Note became convertible. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Binomial model at the conversion date. The conversion feature of July 2021 Note gave rise to a derivative liability of $100,532. The Company recorded this as a debt discount. The debt discount is charged to accretion of debt discount over the remaining term of the convertible note.

During the year ended December 31, 2022, the note holder converted $168,850 of principal and $4,605 of interest into 109,435 shares of the Company’s common stock. The unamortized debt discount of $96,803 was recorded to extinguishment of debt due to conversion.

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

Upon default the Second February 2022 Note is convertible into shares of the Company’s common stock, par value $0.001 per share (“Conversion Shares”) equal to 75% of average the lowest three trading prices of the Company’s common stock on the ten-trading day immediately preceding the date of the respective conversion.

The Company recorded a $37,163 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the year ended December 31, 2022, the Company repaid $299,400 in principal and converted $74,850 in principal into 216,842 shares of the Company’s common stock.

The May 2022 Convertible Loan Agreement

On May 20, 2022, the Company entered into a loan agreement (the “May 2022 Loan Agreement”) with an individual (the “May 2022 Lender”), whereby the May 2022 Lender issued the Company a promissory note of $115,163 (the “May 2022 Note”). Pursuant to the May 2022 Loan Agreement, the May 2022 Note has an interest rate of 11%. The May 2022 Note matures on the first (12th) month anniversary of its issuance date.

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

During the year ended December 31, 2022, the Company repaid $63,915 in principal and converted $12,783 in principal into 39,637 shares of the Company’s common stock.

Subsequent to December 31, 2022, the May 2022 Lender converted $51,132 in principal into shares of the Company’s common stock and repaid the remaining note balance.

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

On September 15, 2022, the Company and six out of eight lenders May 2022 Investors agreed to forgive default interest and extend the maturity date to March 31, 2023, for a reduced conversion price of $0.20 for the convertible notes and warrants. Since the PV cashflows of the new and old debt were more than 10% differences the company used extinguishment accounting. As part of the agreement the Company recognized $1,083,684 as loss on extinguishment of debt due to the remaining debt discount and recognized $331,861 as a gain on extinguishment of debt due to the forgiveness of interest. The company also recognized an additional $75,610 of debt discount from the change in relative fair value on the warrants.

During the year ended December 31, 2022 the Company repaid $1,314,286 in principal.

During the year ended December 31, 2022, the Company accrued $75,674 in interest that was not forgiven. As of December 31, 2022, the Company is in default on $900,000 of principal and $75,674 of interest.

Subsequent to December 31, 2022, the Company made repayments totaling $785,714 towards these notes.

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

On September 15, 2022, the Company and the July Investors agreed to forgive default interest and extend the maturity date to March 31, 2023, for a reduced conversion price of $0.20 for the convertible notes and warrants. Since the present value of the cash flows of the new and old debt were more than 10% different, the company used extinguishment accounting. As part of the agreement the Company recognized $339,594 as loss on extinguishment of debt due to the remaining debt discount and recognized $230,162 as a gain on extinguishment of debt due to the forgiveness of interest.

During the year ended December 31, 2022, the Company repaid $185,714 in principal.

Subsequent to December 31, 2022, the Company made repayments totaling $714,286 towards these notes.

The First October 2022 Loan Agreement

On October 3, 2022, the Company entered into a loan agreement (the “First October 2022 Loan Agreement”) with a lender (the “First October 2022 Lender”), whereby the First October 2022 Lender issued the Company a promissory note of $104,250 (the “First October 2022 Note”). Pursuant to the First October 2022 Loan Agreement, the First October 2022 Note has an interest rate of 10%. The maturity date of the First October 2022 Note is September 29, 2023 (the “First October 2022 Maturity Date”).

On April 1, 2023, the First October 2022 Note is convertible into shares of the Company’s common stock, par value $0.001 per share (“Conversion Shares”) equal to 75% of average the lowest three trading prices of the Company’s common stock on the ten-trading day immediately preceding the date of the respective conversion.

The Company recorded a $4,250 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

The Second October 2022 Loan Agreement

On October 20, 2022, the Company entered into a loan agreement (the “Second October 2022 Loan Agreement”) with a lender (the “Second October 2022 Lender”), whereby the Second October 2022 Lender issued the Company a promissory note of $300,000 (the “Second October 2022 Note”). Pursuant to the Second October 2022 Loan Agreement, the Second October 2022 Note has an interest rate of 10%. The maturity date of the Second October 2022 Note is October 20, 2023 (the “Second October 2022 Maturity Date”).

Upon default, the Second October 2022 Note is convertible into shares of the Company’s common stock, par value $0.001 per share (“Conversion Shares”) equal to the lowest VWAP of the Company’s common stock on the twenty-trading day immediately preceding the date of the respective conversion.

The Company recorded a $45,000 debt discount relating to an original issue discount, $409,945 relating to the fair value of 815,000 shares of common stock issue to the lender, and $17,850 of debt issuance costs related to fees paid to vendors relating to the debt agreement. The debt discount and debt issuance cost are being accreted over the life of the note to accretion of debt discount and issuance cost.

Subsequent to December 31, 2022, the Company made a repayment of $47,143 towards the balance of the Second October 2022 Note.

The Third October 2022 Loan Agreement

On October 24, 2022, the Company entered into a loan agreement (the “Third October 2022 Loan Agreement”) with a lender (the “Third October 2022 Lender”), whereby the Third October 2022 Lender issued the Company a promissory note of $1,666,650 (the “Third October 2022 Note”). Pursuant to the Third October 2022 Loan Agreement. The maturity date of the Third October 2022 Note is April 24, 2023 (the “Third October 2022 Maturity Date”).

The Third October 2022 Note is convertible into shares of the Company’s common stock, par value $0.001 per share (“Conversion Shares”) equal to $0.20.

The Company recorded a $1,833,300 debt discount relating to a $166,650 original issue discount and $1,666,650 from a beneficial conversion feature. The debt discount and debt issuance cost are being accreted over the life of the note to accretion of debt discount and issuance cost.

During the year ended December 31, 2022, the lender converted $800,000 into 4,000,000 shares of the Company’s common stock.

Subsequent to December 31, 2022, the Third October 2022 Lender converted the remaining balance of $866,650 into 4,333,250 shares of the Company’s common stock.

The December 2022 Loan Agreement

On December 12, 2022, the Company entered into a loan agreement (the “December 2022 Loan Agreement”) with a lender (the “December 2022 Lender”), whereby the December 2022 Lender issued the Company a promissory note of $750,000 (the “December 2022 Note”). Pursuant to the December 2022 Loan Agreement. The maturity date of the Third October 2022 Note is April 24, 2023 (the “Third October 2022 Maturity Date”).

The Second October 2022 Note is convertible into shares of the Company’s common stock, par value $0.001 per share (“Conversion Shares”) equal to $0.20.

The Company recorded a $241,773 debt discount relating to 562,500 warrants issued to investors based on the relative fair value of each equity instrument on the dates of issuance and $508,227 relating to the beneficial conversion feature. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost.

Subsequent to December 31, 2022, the December 2022 Lender converted $500,000 into 2,500,000 shares of the Company’s common stock.

Note 8 – Related Party

Notes payable

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

Equity raises

During the year ended December 31, 2022, the Company conducted two equity raises in which officers, directors, employees, and an affiliate of an officer cumulatively invested $484,753 for 277,000 shares of common stock and 272,000 warrants to purchase common stock.

Officer compensation

During the year ended December 31, 2022 and 2021, the Company paid $172,091 and $138,713, respectively for living expenses for officers of the Company.

Note 9 – Derivative Liabilities

The Company has identified derivative instruments arising from convertible notes that have an option to convert at a variable number of shares in the Company’s convertible notes payable during the year ended December 31, 2022 and 2021. For the terms of the conversion features see Note 7. The Company had no derivative assets measured at fair value on a recurring basis as of December 31, 2022 or 2021.

The Company utilizes either a Monte Carlo simulation model or a binomial option model for convertible notes that have an option to convert at a variable number of shares to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The inputs utilized in the application of the Binomial model included a stock price on valuation date, an expected term of each debenture remaining from the valuation date to maturity, an estimated volatility, and a risk-free rate. The Company records the change in the fair value of the derivative as other income or expense in the consolidated statements of operations.

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

Expected term: The Company’s remaining term is based on the remaining contractual maturity of the convertible notes.

The following are the changes in the derivative liabilities during the years ended December 31, 2022 and 2021.

	Years Ended December 31, 2022 and 2021
	Level 1	Level 2	Level 3
Derivative liabilities as January 1, 2021	$-	$-	$42,231
Addition	-	-	417,24
Extinguishment	-	-	(431,458)
Conversion to Note payable - related party	-	-	(1,124,301)
Changes in fair value	-	-	1,096,287
Derivative liabilities as December 31, 2021	-	-	-
Addition	-	-	100,532
Changes in fair value	-	-	(3,729)
Extinguishment	-	-	(96,803)
Derivative liabilities as December 31, 2022	$-	$-	$-

Note 10 – Stockholders’ Equity

Shares Authorized

The Company is authorized to issue up to one billion, five hundred and twenty million (1,520,000,000) shares of capital stock, of which one billion five hundred million (1,500,000,000) shares are designated as common stock, par value $0.001 per share, and twenty million (20,000,000) are designated as preferred stock, par value $0.001 per share.

Preferred Stock

Series E Convertible Preferred Stock

The Company has designated 8,000 shares of Series E Convertible Preferred stock and has 450 shares issued and outstanding as of December 31, 2022.

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

During the year ended December 31, 2022, investors converted 50 shares of the Company’s Series E Convertible Preferred Stock into 12,136 shares of the Company’s common stock.

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

During the year ended December 31, 2022, the Company issued 307,342 shares of its restricted common stock to settle outstanding vendor liabilities of $138,125. In connection with this transaction the Company also recorded a loss on settlement of vendor liabilities of $265,717.

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

During the three months ended December 31, 2022, the Company issued 111,324 shares of its restricted common stock to consultants in exchange for services at a fair value of $44,894.

During the year ended December 31, 2022, the company repurchased 87,716 shares of common stock for $16,050.

Stock Options

The assumptions used for options granted during the twelve months ended December 31, 2022 and 2021, are as follows:

December 31, 2022
Exercise price	$1.10 – 1.90
Expected dividends	0%
Expected volatility	165.38% – 166.48%
Risk free interest rate	2.69% – 2.95%
Expected life of option	5 years

December 31, 2021
Exercise price	$2.09 - 4.89
Expected dividends	0%
Expected volatility	169.78 – 242.98%
Risk free interest rate	0.46 – 1.26%
Expected life of option	5 - 7 years

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – January 1, 2021 – outstanding	541,021	12.75	3.27
Granted	2,425,762	5.97	5.91
Exercised	-	-	-
Forfeited/Cancelled	(64,164)	13.06	-
Balance – December 31, 2021 – outstanding	2,902,619	7.07	4.71
Granted	1,940,000	1.38	5.00
Exercised	-	-	-
Forfeited/Cancelled	(434,352)	13.56	-
Balance – December 31, 2022 – outstanding	4,408,267	4.05	4.29
Balance – December 31, 2022 – exercisable	3,061,767	4.19	4.07

Option Outstanding			Option Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)
$4.05	4,408,267	4.29	4.19	3,061,767	4.07

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $7,616,195, for the year ended December 31, 2021.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $3,757,514, for the year ended December 31, 2022.

As of December 31, 2022, there was $237,522 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans that is expected to be recognized over a weighted average period of approximately 0.14 years.

Warrants

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for warrants granted during the year ended December 31, 2022 and 2021 are as follows:

December 31, 2022
Exercise price	$0.20 – 6.00
Expected dividends	0%
Expected volatility	164.34% - 175.30%
Risk free interest rate	2.81% - 3.75%
Expected life of warrant	5-5.5 years

December 31, 2021
Exercise price	$4.50 – 5.40
Expected dividends	0%
Expected volatility	232.10% - 237.14%
Risk free interest rate	0.82% - 0.89%
Expected life of warrant	5 – 5.5 years

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrant	Weighted Average Exercise Price
Balance – January 1, 2022 – outstanding	6,130,948	4.96
Granted	1,961,267	5.60
Exercised	(2,414,218)	4.55
Forfeited/Cancelled	(19,167)	24.00
Balance – December 31, 2021 – outstanding	5,658,830	4.98
Granted	22,460,182	2.07
Exercised	(9,624,067)	5.18
Forfeited/Cancelled	(2,233,246)	4.73
Balance – December 31, 2022 – outstanding	16,261,699	2.18
Balance – December 31, 2022 – exercisable	16,261,699	$2.79

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.18	16,261,699	4.20	2.79	16,261,699	4.20

During the Year ended December 31, 2021, the Company issued 2,250,691 shares of common stock to a certain warrant holder upon the exercise of 2,414,218 warrants. The Company received $9,487,223 in connection with the exercise of the warrant.

During the year ended December 31, 2021, a total of 486,516 warrants were issued in connection with the Series E Convertible Preferred Stock raise.

During the year ended December 31, 2021, a total of 1,137,575 warrants were issued with convertible notes. The warrants have a grant date fair value of $3,258,955 using a Black-Scholes option-pricing model and the above assumptions.

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

During the year ended December 31, 2022, the company granted warrant holders 5,246,953 warrants to exercise existing warrants. A deemed dividend of $4,216,528 was recorded to the Statements of Operations and Comprehensive Loss.

During the year ended December 31, 2022, a total of 6,712,500 warrants were issued with convertible notes (See Note 7 above). The warrants have a grant date fair value of $6,172,614 using a Black-Scholes option-pricing model and the above assumptions and a relative fair value of $3,171,076.

Note 11 – Commitments and Contingencies

Litigation

Skube v. WHE Agency Inc., et al

A complaint against WHE, Creatd and Jeremy Frommer filed December 22, 2022, was filed in the Supreme Court of the State of New York, New York County, by Jessica Skube, making certain claims alleging conversion, trespass to chattel, unjust enrichment, breach of contract, fraud in the inducement, seeking damages of $161,000 and punitive damages of $500,000. Skube filed an Order to Show Cause, which the Company opposed, which is currently pending. The contingency is probable that a material loss of $161,000 has been incurred and is accrued in the Company’s consolidated financial statements.

Lind Global v. Creatd, Inc.

A complaint against Creatd dated September 21, 2022, has been filed in the Supreme Court of the State of New York, New York County, by Lind Global Macro Fund LP and Lind Global Fund II LP, making certain claims alleging breach of contract related to two Securities Purchase Agreements executed on May 31, 2022, seeking damages in excess of $920,000. The Company filed a Motion to Dismiss, which is currently pending. Given the premature nature of this case, it is still too early for the Company to make an assessment as to liability.

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

Lease Agreements

The Company currently does not own any properties. Our corporate headquarters consists of a total of 8,000 square feet and is located at 419 Lafayette Street, 6th Floor, New York, NY, 10003. The current lease term is 7 years commencing May 1, 2022. The total amount due under this lease is $3,502,033.

On April 19, 2022, the Company signed a 2-year lease for approximately 2,252 square feet of office space at 1 Westmount Square, Westmount, Qc H3Z2P9. Commencement date of the lease is July 1, 2022. The total amount due under this lease is $72,064. During the year ended December 31, 2022, it was decided the company would not be using the office space and recorded an impairment of $63,472 on the right-of-use asset. As of December 31, 2022, the company was in breach of this lease agreement and subsequently reached a settlement agreement to terminate the lease.

On July 28, 2022, the Company signed a 3-year lease for approximately 1,364 square feet of office space at 1674 Meridian Ave., Miami Beach, FL, 33131. Commencement date of the lease is July 28, 2022. The total amount due under this lease is $181,299. During the year ended December 31, 2022, it was decided the company would not be using the office space and recorded an impairment of $101,623 on the right-of-use asset. As of December 31, 2022, the company is in breach of this lease agreement.

On September 9, 2021, the Company signed a 1-year lease for approximately 3,200 square feet at 648 Broadway, Suite 200, New York, NY 10012. Monthly rent under the lease was $12,955 for the leasing period. As of December 31, 2022, the company is in breach of this lease agreement.

The components of lease expense were as follows:

Year Ended December 31, 2022
Operating lease cost	$398,498
Short term lease cost	139,136
Total net lease cost	$537,634

Supplemental cash flow and other information related to leases was as follows:

Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease payments	206,944
Weighted average remaining lease term (in years):	6.02
Weighted average discount rate:	12.50%

Total future minimum payments required under the lease as of December 31, are as follows:

For the Twelve Months Ended December 31,	Operating Leases
2023	$583,728
2024	550,705
2025	517,231
2026	532,424
2027	548,073
Thereafter	754,064
Total lease payments	3,486,225
Less: Amounts representing interest	(1,081,698)
Total lease obligations	2,404,526
Less: Current	(326,908)
$2,077,618

Rent expense for the year ended December 31, 2022 and 2021 was $590,100 and $216,845, respectively.

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

On September 21, 2022, the Board received notice from Brad Justus of his resignation as a member of the Board, and from all committees of the Board on which he served, with such resignation to become effective on September 30, 2022. Such resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On November 1, 2022, the Board received notice from Lorraine Hendrickson of her resignation as a Director and from all committees of the Board on which she served, effective as of such date. Ms. Hendrickson’s resignation as a member of the Board was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On November 17, 2022, the Board received notice from Joanna Bloor of her resignation as a Director and from all committees of the Board on which she served, effective as of such date. Ms. Bloor’s resignation as a member of the Board was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Appointment of New Directors

On September 2, 2022, the Board appointed Justin Maury, President and Chief Operating Officer, as Director to the Board

On November 2, 2022, the Board appointed Peter Majar as Director to the Board. Mr. Majar has been nominated to, and will serve as, chair of the Audit Committee and the Compensation Committee and to be a member of the Nominating & Corporate Governance Committee.

On November 16, 2022, the Board appointed Erica Wagner as Director to the Board. Ms. Wagner has been nominated, and will serve as, chair of the Nominating & Corporate Governance Committee, and to be a member of the Compensation Committee.

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

The Company’s common stock, under the symbol “CRTD,” is quoted on the OTCQB marketplace operated by OTC Markets Group Inc. effective as of September 26, 2022. Effective April 4, 2023, our symbol changed to “VOCL.” The Company’s publicly-traded warrants, under the symbol “CRTDW,” are quoted on the OTCPink marketplace operated by OTC Markets Group Inc.

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

The following table provides a summary of the final allocation of the excess purchase price.

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

The following table provides a summary of the final allocation of the excess purchase price.

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

The following table provides a summary of the final allocation of the excess purchase price.

Goodwill	$64,230
Trade Names & Trademarks	208,304
Know-How and Intellectual Property	858,300
Website	127,864
Excess purchase price	$1,258,698

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

The following sets forth the components of the purchase price:

Purchase price:
Cash paid to seller	$1
Total purchase price	1

Assets acquired:
Cash	44,977
Accounts Receivable	2,676
Inventory	194,365
Total assets acquired	242,018

Liabilities assumed:
Accounts payable and accrued expenses	127,116
Notes payable	293,888
Total liabilities assumed	421,004

Net liabilities acquired	(178,986)

Excess purchase price	$178,987

The following table provides a summary of the preliminary allocation of the excess purchase price.

Goodwill	$12,691
Trade Names & Trademarks	19,970
Know-How and Intellectual Property	107,633
Customer Relationships	38,693
Excess purchase price	$178,987

The goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition.

Orbit Media, LLC

On August 1, 2022 the Company entered into a Membership Interest Purchase (the “Agreement”) with Zachary Shenkman, Wuseok Jung, Wesley Petry, Nicholas Scibilia, Gary Rettig, Brandon Fallin (collectively the “Sellers”), whereby the Company purchased a majority stake in Orbit Media LLC, a New York limited liability company whose product is an app-based stock trading platform designed to empower a new generation of investors, providing users with a like-minded community as well as access to tools, content, and other resources to learn, train, and excel in the financial markets. Pursuant to the Agreement, Creatd acquired fifty one percent (51%) of the issued and outstanding membership interests of Orbit Media LLC for consideration of forty-four thousand dollars ($44,000) in cash and 57,576 shares of the Company’s Common Stock. This transaction was considered to be an acquisition of in-process research and development with no alternative future use. Orbit Media, LLC is part of the Company’s consolidated subsidiaries as of December 31, 2022.

Brave Foods, LLC

On September 13, 2022, the Company acquired 100% of the membership interests of Brave Foods, LLC, a Maine limited liability company for $150,000. Brave is a plant-based food company that provides convenient and healthy breakfast food products.

The following sets forth the components of the purchase price:

Purchase price:
Cash paid to seller	$150,000
Total purchase price	150,000

Assets acquired:
Cash	73,344
Inventory	46,375
Total assets acquired	119,719

Liabilities assumed:
Accounts payable and accrued expenses	1,316
Notes payable	75,000
Total liabilities assumed	76,316

Net assets acquired	43,403
Excess purchase price	$106,596

The excess purchase price amounts are provisional and may be adjusted during the one-year measurement period as required by U.S. GAAP. It is likely that all intangible assets will be reallocated during the measurement period. The following table provides a summary of the allocation of the excess purchase price.

Goodwill	$46,460
Trade Names & Trademarks	16,705
Know-How and Intellectual Property	16,704
Website	16,704
Customer Relationships	10,023

Excess purchase price	$106,596

The goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition.

The following presents the unaudited pro-forma combined results of operations of the Company with Plant Camp, WHE, Dune, Denver Bodega, and Brave as if the entities were combined on January 1, 2021.

Year Ended
2021
Revenues	$6,492,696
Net loss attributable to common shareholders	$(44,422,150)
Net loss per share	$(3.43)
Weighted average number of shares outstanding	12,934,549

Year Ended
2022
Revenues	$5,482,827
Net loss attributable to common shareholders	$(36,638,249)
Net loss per share	$(1.66)
Weighted average number of shares outstanding	22,092,836

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

Creatd Ventures	Creatd Ventures builds, develops, and scales e-commerce brands. This segment generates revenues through product sales of its two majority-owned direct-to-consumer brands, Camp and Dune Glow Remedy.
Creatd Partners	Creatd Partners fosters relationships between brands and creators through its suite of agency services, including content marketing (Vocal for Brands), performance marketing (Seller’s Choice), and influencer marketing (WHE Agency). Creatd Partners derives revenues in the form of brand fees and talent management commissions.

The following tables present certain financial information related to our reportable segments and Corporate:

	As of December 31, 2022
	Creatd Labs	Creatd Ventures	Creatd Partners	Corporate	Total

Accounts receivable, net	$-	$11,217	$228,206	$-	$239,423
Prepaid expenses and other current assets	23,712	40,681	-	64,154	128,547
Deposits and other assets	629,955	2,600	-	164,676	797,231
Intangible assets	-	207,301	-	22,783	230,084
Goodwill	-	46,460	-	-	46,460
Inventory	30,125	374,845	-	-	404,970
All other assets	-	-	-	2,973,034	2,973,034
Total Assets	$683,792	$683,104	$228,206	$3,224,647	$4,819,749

Accounts payable and accrued liabilities	$8,495	$1,635,298	$509,931	$5,411,996	$7,565,720
Note payable, net of debt discount and issuance costs	130,615	184,160	-	1,368,919	1,683,694
Deferred revenue	275,017	-	24,392	-	299,409
All other Liabilities	-	-	-	7,774,125	7,774,125
Total Liabilities	$414,217	$1,819,458	$534,323	$14,555,040	$17,322,948

	As of December 31, 2021
	Creatd Labs	Creatd Ventures	Creatd Partners	Corporate	Total

Accounts receivable, net	$-	$2,884	$334,556	$-	$337,440
Prepaid expenses and other current assets	48,495	-	-	188,170	236,665
Deposits and other assets	626,529	-	-	92,422	718,951
Intangible assets	-	1,637,924	783,676	11,241	2,432,841
Goodwill	-	25,139	1,349,696	-	1,374,835
Inventory	-	106,403	-	-	106,403
All other assets	-	-	-	3,966,124	3,966,124
Total Assets	$675,024	$1,772,350	$2,467,928	$4,257,957	$9,173,259

Accounts payable and accrued liabilities	$9,693	$766,253	$6,232	$2,948,362	$3,730,540
Note payable, net of debt discount and issuance costs	313,979	-	-	1,028,685	1,342,664
Deferred revenue	161,112	13,477	59,570	-	234,159
All other Liabilities	-	-	-	177,644	177,644
Total Liabilities	$484,784	$779,730	$65,802	$4,154,691	$5,485,007

	For the year December 30, 2022
	Creatd Labs	Creatd Ventures	Creatd Partners	Corporate	Total

Net revenue	$1,616,278	$1,456,593	$1,723,603	$-	$4,796,474
Cost of revenue	2,000,970	2,807,285	1,300,951	-	6,109,206
Gross margin (loss)	(384,692)	(1,350,692)	422,652	-	(1,312,732)

Compensation	1,794,003	826,185	931,158	1,127,044	4,678,390
Research and development	606,211	-	345,203	-	951,414
Marketing	2,722,579	1,675,083	302,509	-	4,700,171
Stock based compensation	864,507	781,928	887,627	1,649,782	4,183,844
General and administrative not including depreciation, amortization, or Impairment	246,540	592,210	509,757	7,675,921	9,024,428
Depreciation and amortization	-	143,360	132,683	316,096	592,139
Impairment of intangibles	213,141	365,732	-	3,009,121	3,587,994

Total operating expenses	$4,439,837	$3,558,313	$2,177,779	$12,650,920	$27,718,380

Interest expense	(33,938)	298	-	(787,411)	(821,051)
All other expenses	-	-	-	(5,824,152)	(5,824,152)
Other expenses, net	(33,938)	298	-	(6,611,563)	(6,645,203)

Loss before income tax provision	$(4,858,467)	$(4,908,707)	$(1,755,127)	$(19,262,483)	$(35,676,315)

	For the year ended December 31, 2021
	Creatd Labs	Creatd Ventures	Creatd Partners	Corporate	Total

Net revenue	$1,926,374	$90,194	$2,283,149	$-	$4,299,717
Cost of revenue	3,186,240	148,989	1,964,808	-	5,300,037
Gross margin	(1,259,866)	(58,940)	318,341	-	(1,000,320)

Research and development	758,293	131	225,104	-	983,528
Marketing	8,182,935	-	962,698	481,349	9,626,982
Stock based compensation	1,727,021	1,560,546	1,884,986	4,488,615	9,661,168
Impairment of goodwill	-	-	1,035,795	-	1,035,795
General and administrative not including depreciation, amortization, or Impairment	3,918,130	1,665,783	1,600,212	2,791,236	9,975,360
Depreciation and amortization	-	100,633	252,730	44,076	397,440
Impairment of intangibles	-	-	688,127	-	688,127

Total operating expenses	$14,586,379	$3,327,093	$6,649,652	$11,803,003	$32,368,400

Interest expense	(12,706)	-	-	(359,400)	(372,106)
All other expenses	-	-	-	(3,638,327)	(3,638,327)
Other expenses, net	(12,706)			(3,997,727)	(4,010,433)

Loss before income tax provision and equity in net loss from unconsolidated investments	$(15,858,951)	$(3,385,888)	$(6,331,311)	$(11,803,003)	$(37,379,153)

Note 14 –Income Taxes

Components of deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Net deferred tax assets – Non-current:
Depreciation	$(24,850)	$(70,194)
Amortization	(876,459)	95,115
Stock based compensation	5,545,450	4,369,372
Expected income tax benefit from NOL carry-forwards	20,744,537	15,073,606
Less valuation allowance	(25,388,679)	(19,467,900)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2021

Federal statutory income tax rate	21.0%	21.0%
State tax rate, net of federal benefit	7.1%	7.1%

Change in valuation allowance on net operating loss carry-forwards	(28.1)%	(28.1)%

Effective income tax rate	0.0%	0.0%

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets of the Company will not be fully realizable for the years ended December 31, 2022 and 2021. Accordingly, management had applied a full valuation allowance against net deferred tax assets as of December 31, 2022 and 2021.

As of December 31, 2022, the Company had approximately $74 million of federal net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2035 for both federal and state purposes.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended (the “Code”). The Act reduces the federal corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. ASC 470 requires the Company to remeasure the existing net deferred tax asset in the period of enactment. The Act also provides for immediate expensing of 100% or the costs of qualified property that is incurred and placed in service during the period from September 27, 2017, to December 31, 2022. Beginning January 1, 2023, the immediate expensing provision is phased down by 20% per year until it is completely phased out as of January 1, 2027. Additionally, effective January 1, 2018, the Act imposes possible limitations on the deductibility of interest expense. As a result of the provisions of the Act, the Company’s deduction for interest expense could be limited in future years. The effects of other provisions of the Act are not expected to have a material impact on the Company’s financial statements.

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

Note 15 – Subsequent Events

Increase in Authorized Shares

On January 18, 2023, upon approval from our board of directors and stockholders, we filed Second Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada for the purpose of increasing our authorized shares of Common Stock to 1,500,000,000.

Note Conversions

Subsequent to December 31, 2022, $1,417,782 in principal of three convertible notes converted into 6,946,851 shares of common stock.

Note Repayments and Warrant Cancellations

Subsequent to December 31, 2022, the Company repaid $1,500,000 in convertible notes, resulting in the cancellation of 1,216,008 warrants, per the Restructuring Agreements entered into on September 15, 2022.

Securities Purchase Agreements

Subsequent to December 31, 2022, the Company entered into a Securities Purchase Agreement with an investor to purchase 1,562,500 shares of common stock for gross proceeds of $750,000.

Convertible Notes

Subsequent to December 31, 2022, the Company entered into 3 convertible promissory notes with 3 investors for proceeds of $2,364,250.

Minority Investment in OG Collection, Inc.

Subsequent to December 31, 2022, an investor entered into a Subscription Agreement whereby it purchased from OG Collection, Inc., a subsidiary of the Company (“OG”), 50,000 shares of common stock of OG for a purchase price of $250,000, and, in connection therewith OG, the Company and the Investor entered into a Shareholder Agreement.

Additional Purchase of Orbit Media, LLC

Subsequent to December 31, 2022, the Company acquired an additional 5% of the membership interests of Orbit Media, LLC., bringing our total membership interests to 56%. Orbit Media LLC., has been consolidated due to the Company’s ownership of 85% voting control, and the results of operations have been included since the date of acquisition in the Statements of Operations.

February 2023 Warrant Exchange

On February 10, 2023 the Company entered into a letter agreement (the “Letter Agreement”), between Creatd and the respective holders of an aggregate of 2,161,415 warrants (the “Warrants”) to issue to the holders, for each Warrant held by such Selling Stockholder, one new warrant to purchase one share of the Company’s common stock in exchange for the immediate exercise of the Warrants. The new warrants are exercisable immediately, for a term of 60 months, at a price of $0.77, subject to customary adjustment provisions.

March 2023 Warrant Exchange

On March 6, 2023 the Company entered a letter agreement (the “Letter Agreement”), between Creatd, Inc. and the respective holders of an aggregate of 1,607,050 warrants (the “Warrants”) to issue to the holders, for each Warrant held by such Selling Stockholder, one new warrant to purchase one share of the Company’s common stock in exchange for the immediate exercise of the Warrants. The new warrants are exercisable immediately, for a term of 60 months, at a price of $0.77, subject to customary adjustment provisions.

Additional Purchase of Dune, Inc.

Subsequent to December 31, 2022, the Company acquired an additional 23% equity interest in Dune, Inc. bringing our total ownership to 85% . Dune, Inc., has been consolidated due to the Company’s ownership of over 50% voting control, and the results of operations have been included since the date of acquisition in the Statements of Operations.

Additional Purchase of WHE Agency, Inc.

Subsequent to December 31, 2022, the Company acquired an additional 51% of the equity interest in WHE Agency, Inc. bringing our total ownership to 95%. WHE Agency, Inc., has been consolidated due to the Company’s ownership of over 50% voting control, and the results of operations have been included since the date of acquisition in the Statements of Operations.

Consultant Shares

Subsequent to December 31, 2022, the Company issued 3,142,780 shares of Common Stock to consultants.

Employee & Officer Equity Awards

Subsequent to December 31, 2022, in recognition of certain employees having accepted reduced salaries beginning August 22, 2023, the Company issued equity awards totaling 7,512,918 shares to non-officer employees and 18,250,319 to officers of the Company. The fair value of these issuances is $16,134,193 and the Company will be paying approximately $3,477,062 in payroll taxes on behalf of employees receiving these awards.

Equity Line of Credit

Subsequent to December 31, 2022, the Company drew down from its outstanding Equity Line of Credit for total proceeds of $300,000.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control-Integrated Framework-2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

ITEM 9B. OTHER INFORMATION

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of the date of this Form 10-K:

Name	Age	Positions
Jeremy Frommer	54	Chief Executive Officer
Peter Majar	58	Director
Erica Wagner	55	Director
Justin Maury	34	Director
Chelsea Pullano	32	Chief Financial Officer
Robert Tal	33	Chief Information Officer

Jeremy Frommer - Chief Executive Officer

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

Peter Majar – Director

Peter Majar was appointed to the Board on November 2, 2022. Mr. Majar, is the Founder and Managing Member of Majar Advisors, combines over 25 years of experience in investment banking, financial services and technology, and management consulting, having held numerous senior management and executive positions including Chief Financial Officer, Head of Financial Technology, Head of Strategy, as well as several Managing Director positions. From 2015 to 2017, Mr. Majar served as Managing Director in Investment Banking and co-Head of Diversified Financial Services at Piper Jaffray & Co. (now Piper Sandler Companies). From 2017 to 2018, Mr. Majar provided management consulting services through his self-established firm, Majar Advisors LLC, which remains in operation through the present. From 2018 to 2021, Mr. Majar served as Managing Director, Head of Financial Technology at New York-based investment banking and financial advisory firm, TAP Advisors, LLC. Between 2021 and 2022, Mr. Majar served as Chief Financial Officer at information technology company Hoyos Integrity Corp., having previously served as a longtime advisor to the firm. Mr. Majar holds an undergraduate degree from University of Washington and an MBA from Columbia University. As a board director, Mr. Majar will add considerable value, including through his comprehensive and diverse investment management experience, deep knowledge of financial technology services and transactions, and broad experience with corporate development, strategy consulting, and executive leadership.

Erica Wagner – Director

Erica Wagner joins the Board with over 25 years of experience as a journalist, broadcaster, editor and author. From 2016 through 2021, Ms. Wagner was a Lecturer, and later Senior Lecturer, at Goldsmith’s College, University of London, where she taught creative writing. Ms. Wagner was previously Lead Editorial Innovator for Creatd, Inc., has previously and currently held roles as a freelance editor, journalist, and contributing writer for numerous outlets both in the U.K. and the U.S., including The New Statesman, Harper’s Bazaar, the Economist, the Observer, the New York Times. Ms. Wagner is also a freelance literary and creative consultant for Chanel, as well as the host of their branded podcast. She has twice been a judge of the Booker Prize and has been judge and Chair of the Goldsmiths Prize. In 2015, Ms. Wagner was awarded an Honorary PhD by the University of East Anglia, and currently Goldsmith’s College Distinguished Writers’ Centre Fellow. She has an undergraduate degree from University of Cambridge, a Master’s degree from University of East Anglia, and an Honorary PhD from the University of East Anglia. As a member of Creatd’s board of directors, Ms. Wagner will add significant expertise with respect to informing the Company’s literary and creative direction, having worked closely with news organizations, commercial companies and publishers, to advise their creative direction and its application towards commercial success.

Justin Maury - Chief Operating Officer and President

Mr. Maury served as our President since January 2019, and was appointed Chief Operating Officer in August 2021, on September 2, 2022, Mr. Maury was appointed to serve as Director of the Company’s Board. Mr Maury is a full stack design director with an expertise in product development. With over ten years of design and product management experience in the creative industry, Mr. Maury’s passion for the creative arts and technology ultimately resulted in the vision for Vocal. Since joining Creatd in 2013, Maury has overseen the development and launch of the company’s flagship product, Vocal, an innovative platform that provides storytelling tools and engaged communities for creators and brands to get discovered while funding their creativity. Under Maury’s supervision, Vocal has achieved growth to over 380,000 creators across 34 genre-specific communities in its first two years since launch. As a director, we believe Mr. Maury will add considerable value, including through by providing a unique perspective into Creatd’s product performance and evolution and by providing invaluable direct input to help guide the Company’s ongoing refinement of its technology roadmap and maturation of its business model.

Chelsea Pullano - Chief Financial Officer

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

Robert Tal - Chief Information Officer

Robert Tal is Chief Information Officer at Creatd, Inc., a role to which he was appointed following nearly eight years of experience building and running data management and analytics capabilities, leading the Company’s growth marketing strategy and team encompassing acquisition and lifecycle, managing data science projects focused on subscription growth and maintaining strong collaboration with the product team; under Mr. Tal’s supervision, the Company has significantly increased its return on advertising spend as well as lowered its customer acquisition costs. During his lengthy tenure with Creatd, beginning in 2015, Mr. Tal has gained in-depth knowledge of the Company’s business and operations, and has worked closely with executive team, board of directors, and leaders of each of Creatd’s business units to advance the Company’s business intelligence capabilities, develop and maintain information systems controls and strengthen Creatd’s information technology organization. Mr. Tal has an undergraduate degree in information technology and informatics from Rutgers University.

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

Director Independence

Our board of directors has undertaken a review of the independence of our directors and considered whether any director has a material relationship with it that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, the board of directors has determined that Peter Majar is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”). In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of the Company’s capital stock by each non-employee director, and any transactions involving them described in the section captioned “—Certain relationships and related transactions and director independence.”

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

Audit Committee

The Audit Committee, among other things, is responsible for:

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

The board of directors has affirmatively determined that each member of the Audit Committee meets the additional independence criteria applicable to audit committee members under SEC rules and Nasdaq listing rules. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The Board has affirmatively determined that each member of the Audit Committee is financially literate, and that Mr. Majar meets the qualifications of an Audit Committee financial expert.

The Audit Committee consists of Mr. Majar, Chair.

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

The Compensation Committee consists of Mr. Majar, who serves as chair, and Ms. Wagner. The board of directors has affirmatively determined that Peter Majar meets the independence criteria applicable to compensation committee members under SEC rules and Nasdaq listing rules. The Company believes that the composition of the Compensation Committee meets the requirements for independence under, and the functioning of such Compensation Committee will comply with, any applicable requirements of the rules and regulations of Nasdaq listing rules and the SEC.

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

The Nominating and Corporate Governance Committee consists of Ms. Wagner, who serves as chair, and Mr. Majar. The Company’s board of directors has determined that Peter Majar is independent within the meaning of the independent director guidelines of Nasdaq listing rules.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers serves, or in the past has served, as a member of the compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of the Company’s board of directors or its compensation committee.

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

Delinquent Section 16(A) Reports.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish copies to the Company. Based solely on the review of the Changes of Beneficial Ownership disclosures on Forms 3, 4 and 5 filed with the Securities and Exchange Commission, the following persons filed the following number of transactions on Section 16 beneficial ownership disclosure filings late for transactions:

●	Mr. Jeremy Frommer filed one Form 4 late with respect to three transaction.

●	Mr. Peter Majar is late with respect to one Form 3 filing.

●	Ms. Erica Wagner is late with respect to one Form 3 filing.

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed or accrued by us for the years ended December 31, 2022 and December 31, 2021 for our Chief Executive Officer (principal executive officer) serving during the year ended December 31, 2022 and the three other executive officers serving at December 31, 2021 whose total compensation exceeded $100,000 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Laurie Weisberg	2022	$361,234	-	$52,000	$316,949	-	-	$542,679	(1)	$1,272,862
Former Chief Executive Officer (9)	2021	$313,750	$25,000	$20,226	763,894	-	-	$24,925	(2)	$1,147,795

Justin Maury	2022	$426,731	$62,500	$52,000	$859,011	-	-	$8,344	(3)	$828,164
President & Chief Operating Officer	2021	$306,923	$5,000	-	$1,479,328	-	-	$7,919	(4)	$1,799,170

Chelsea Pullano	2022	$230,961	$31,250	$36,400	$319,788	-	-	$8,706	(5)	$394,315
Chief Financial Officer	2021	$207,616	-	-	$610,052	-	-	$7,632	(6)	$825,300

Jeremy Frommer	2022	$329,344	$342,317	$52,000	$937,721	-	-	$87,363	(7)	$1,127,974
Chief Executive Officer (10)	2021	$665,433	$200,000	-	$1,709,628	-	-	$98,237	(8)	$2,673,298

(1)	The $542,679 includes payment to Ms. Weisberg for living expenses, health insurance, and severance pay.

(2)	The $24,925 includes payment to Ms. Weisberg for health insurance.

(3)	The $8,344 includes payment to Mr. Maury for health insurance.

(4)	The $7,919 includes payment to Mr. Maury for health insurance.

(5)	The $8,706 includes payment to Ms. Pullano for health insurance.

(6)	The $7,632 includes payment to Ms. Pullano for health insurance.

(7)	The $87,363 includes payment to Mr. Frommer for living expenses, health insurance and a vehicle allowance.

(8)	The $98,237 includes payment to Mr. Frommer for living expenses, health insurance and a vehicle allowance.

(9)	Ms. Weisberg served as Chief Operating Officer from September 2020 to August 2021, Co-Chief Executive Officer with Jeremy Frommer from August 2021 to February 2022, and Chief Executive Officer from February 2022 until her resignation in September 2022.

(10)	Mr. Frommer served as Chief Executive Officer until August 2021, Co-Chief Executive Officer with Laurie Weisberg from August 2021 to February 2022, Executive Chairman from February 2022 to September 2022, and Chief Executive Officer after September 2022.

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

2022 Equity Incentive Plan

Our Omnibus Securities and Incentive Plan (the “2022 Plan”) provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards and there are 30,000,000 shares originally reserved under the 2022 Plan.

No further awards may be issued under the Jerrick Ventures 2015 Incentive and Award Plan (the “2015 Plan”) or the 2020 Equity Incentive Plan (the “2020 Plan”) but all awards under the 2015 Plan and the 2020 Plan that are outstanding as of the Effective Date will continue to be governed by the terms, conditions and procedures set forth in the 2015 Plan and any applicable award agreement.

Outstanding Equity Awards at Fiscal Year-End 2022

At December 31, 2022, we had outstanding equity awards as follows:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Weighted Average Exercise Price	Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jeremy Frommer(1)	726,188	395,000	-	$3.89	February 19, 2028(5)	-	$-	-	-
Laurie Weisberg (2)	540,750	195,000	-	$3.18	February 19, 2028(6)	-	$-	-	-
Justin Maury (3)	612,333	382,000	-	$3.79	February 19, 2028(7)	-	$-	-	-
Chelsea Pullano (4)	249,000	125,000	-	$3.30	February 19, 2028 (8)	-	$-	-	-

(1)	Mr. Frommer served as Chief Executive Officer until August 2021, Co-Chief Executive Officer with Laurie Weisberg from August 2021 to February 2022, Executive Chairman from February 2022 to September 2022, and Chief Executive Officer after September 2022.

(2)	Ms. Weisberg served as Chief Operating Officer from September 2020 to August 2021, Co-Chief Executive Officer with Jeremy Frommer from August 2021 to February 2022, and Chief Executive Officer from February 2022 until her resignation in September 2022.

(3)	Effective January 31, 2019, to August 13, 2021, Justin Maury was appointed as our President. Starting August 13, 2021, Justin Maury was appointed Chief Operating Officer in addition to President.

(4)	Effective June 29, 2020, Chelsea Pullano was appointed Chief Financial Officer.

(5)	89,188 options expire on April 1, 2026; 121,000 options expire on October 28, 2026; 200,000 options expire on February 19, 2027; 121,000 options expire on April 5, 2027; 195,000 options expire on June 1, 2027; 195,000 options expire on December 31, 2027; 200,000 options expire on February 19, 2028.

(6)	53,750 options expire on February 4, 2026; 121,000 options expire on October 28, 2026; 25,000 options expire on February 19, 2027; 121,000 options expire on April 5, 2027; 195,000 options expire on June 1, 2027; 195,000 options expire on December 31, 2027; 25,000 options expire on February 19, 2028.

(7)	68,333 options expire on April 1, 2026; 81,000 options expire on October 28, 2026; 187,000 options expire on February 19, 2027; 81,000 options expire on April 5, 2027; 195,000 options expire on June 1, 2027; 195,000 options expire on December 31, 2027; 187,000 options expire on February 19, 2028.

(8)	50,000 options expire on April 1, 2026; 37,000 options expire on October 28, 2026; 75,000 options expire on February 19, 2027; 37,000 options expire on April 5, 2027; 50,000 options expire on June 1, 2027; 50,000 options expire on December 31, 2027; 75,000 options expire on February 19, 2028.

Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2022. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2022.

Director	Option Awards (1)	Fees Earned or Paid in Cash	Total
Mark Standish (2)	$35,249	$-	$35,249
Leonard Schiller (2)	$18,760	$-	$18,760
LaBrena Martin (2)	$18,224	$-	$18,224
Laurie Weisberg (3)	$474,948	$-	$474,948
Brad Justus (4)	$-	$49,600	$49,600
Joanna Bloor (5)	$-	$49,600	$49,600
Lorraine Hendrickson (6)	$-	$49,600	$49,600
Peter Majar	$-	$40,000	$40,000
Erica Wagner	$-	$30,000	$30,000

(1)	Amounts shown in this column do not reflect dollar amounts actually received by our non-employee directors. Instead, these amounts represent the aggregate grant date fair value of stock option awards determined in accordance with FASB ASC Topic 718.

(2)	Mark Standish, Leonard Schiller, and LaBrena Martin resigned from the board of directors effective February 17, 2022.

(3)	Laurie Weisberg resigned from the board of directors effective September 2, 2022.

(4)	Brad Justus resigned from the board of directors effective September 30, 2022.

(5)	Joanna Bloor resigned from the board of directors effective November 17, 2022.

(6)	Lorraine Hendrickson resigned from the board of directors effective November 1, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 19, 2023, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The address for each person is 419 Lafayette Street, 6th Floor New York, New York 10003.

	Shares Beneficially Owned (1)		Percentage Ownership
Executive Officers and Directors
Jeremy Frommer	12,537,609	(2)	14.31%
Justin Maury	6,860,324	(3)	7.86%
Chelsea Pullano	2,034,041	(4)	2.34%
Robert Tal	808,077	(5)	0.93%
Peter Majar	1,938,806	(6)	2.24%
Erica Wagner	1,241,722	(7)	1.44%
All current directors and officers as a group	25,420,579		29.12%

(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person, as well as other securities over which the person has or shares voting or investment power or securities which the person has the right to acquire within 60 days.

(2)	Includes 11,417,070 shares of common stock, 926,188 shares of common stock underlying stock options, and 194,351 shares of common stock underlying warrants.

(3)	Includes 6,053,848 shares of common stock, 799,333 shares of common stock underlying stock options, and 7,143 shares of common stock underlying warrants.

(4)	Includes 1,708,041 shares of common stock, 324,000 shares of common stock underlying stock options, and 2,000 shares of common stock underlying warrants.

(5)	Includes 592,020 shares of common stock, 212,667 shares of common stock underlying stock options and 3,390 shares of common stock underlying warrants.

(6)	Includes 1,938,806 shares of common stock.

(7)	Includes 1,216,008 shares of common stock, 20,000 shares of common stock underlying stock options, and 5,714 shares of common stock underlying warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2022, we had awards outstanding under our 2020 Equity Incentive Plan:

	Number of securities to be issued upon exercise of outstanding options and warrants		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	2,950,402	(1)	$1.38	2,272,475
Equity compensation plans not approved by stockholders	N/A		N/A	N/A
Total	2,950,402		$1.38	2,272,475

(1)	During the year ended December 31, 2022, we had awards outstanding under the 2020 Plan. As of the end of fiscal year 2022, we had 4,408,267 shares of our common stock issuable upon the exercise of outstanding options granted pursuant to the 2020 Plan. The securities available under the Plan for issuance and issuable pursuant to exercises of outstanding options may be adjusted in the event of a change in outstanding stock by reason of stock dividend, stock splits, reverse stock splits, etc. Pursuant to the terms of the 2020 Plan we can grant stock options, restricted stock unit awards, and other awards at levels determined appropriate by our Board and/or compensation committee. The 2020 Plan also allows us to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of our employees,

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following includes a summary of transactions during our fiscal year ended December 31, 2022 and December 31, 2021 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of  $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Revenue

During the year ended December 31, 2021, the Company received revenue of $80,000 from Dune for branded content services prior to consolidation but after recognition as an equity method investee.

Equity raises

During the year ended December 31, 2022, the Company conducted two equity raises in which officers, directors, employees, and an affiliate of an officer cumulatively invested $476,003 for 272,000 shares of common stock and 272,000 warrants to purchase common stock.

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

	2022	2021
Audit Fees	$269,350	$237,810
Audit-Related Fees	$-	$-
Tax Fees	$15,000	$12,500
All Other Fees	$-	$-
Total	$284,350	$250,310

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits. The exhibits listed below are filed as a part of this annual report.

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated February 5, 2016 by and among the Company, GPH Merger Sub., Inc., and Jerrick Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

2.2	Agreement and Plan of Merger dated February 28, 2016 by and among the Company and Jerrick Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.1	Articles of Incorporation, filed with the Nevada Secretary of State on December 30, 1999 (incorporated by reference to the Company’s annual report on Form 10-SB filed with the Commission on March 30, 2006).

3.2	Amended and Restated Articles of Incorporation, filed with the Nevada Secretary of State on November 6, 2013 (incorporated by reference to Exhibit 3.3 to the Company’s current report on Form 8-K filed with the Commission on December 4, 2013).

3.3	Certificate of Designation, Preferences, and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on April 8, 2014).

3.4	Certificate of Designation, Preferences and Rights of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on December 4, 2014).

3.5	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on August 3, 2015).

3.6	Certificate of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 3.1(f) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.7	Jerrick Ventures, Inc. Certificate of Designation of Series A Cumulative Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1(g) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.8	Jerrick Ventures, Inc. Amendment to Certificate of Designation of Series A Cumulative Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1(h) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.9	Jerrick Ventures, Inc. Certificate of Designation of Series B Cumulative Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1(i) of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

3.10	Certificate of Withdrawal of Certificate of Designation for Series A Preferred Stock. (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.11	Certificate of Withdrawal of Certificate of Designation for Series B Preferred Stock. (incorporated by reference to Exhibit 3.2 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.12	Certificate of Withdrawal of Certificate of Designation for Series C Preferred Stock. (incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.13	Certificate of Designation for Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.14	Certificate of Designation for Series C Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 of the Company’s current report on Form 8-K filed with the Commission on March 3, 2016).

3.15	Bylaws (incorporated by reference to the Company’s 8-K filed on May 12, 2020).

3.16	Certificate of Incorporation of Jerrick Ventures, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

4.1*	Description of Securities Registered Under Section 12 of the Exchange Act

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8- K filed with the Commission on March 21, 2017).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on July 21, 2017).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on September 18, 2017)

4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on January 2, 2018)

4.6	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on April 2, 2018)

4.7	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on May 29, 2018)

4.8	Form of Purchaser Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

4.9	Form of Incentive Warrant (incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

4.10	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.22 to the Company’s current report on Form S-1/A filed with the Commission on September 10, 2020).

4.11	Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.23 to the Company’s current report on Form S-1/A filed with the Commission on September 10, 2020).

4.12	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on October 27, 2021).

4.13	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on June 17, 2021).

10.1	Spin-Off Agreement dated as of February 5, 2016 between the Company and Kent Campbell. (incorporated by reference to Exhibit 10.9 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

10.2	Share Exchange Agreement dated as of February 5, 2016 by and among Great Plains Holdings, Inc., Kent Campbell, Denis Espinoza and Sarah Campbell. (incorporated by reference to Exhibit 10.10 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

10.3	Form of Stock Purchase Agreement. (incorporated by reference to Exhibit 10.11 of the Company’s current report on Form 8-K filed with the Commission on February 11, 2016).

10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on March 21, 2017).

10.5	Assignment and Assumption Agreement, dated May 12, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 15, 2017).

10.6	Line of Credit Agreement, dated May 9, 2017, by and between the Company and Arthur Rosen (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 15, 2017).

10.7	Promissory Note Issued in Favor of Grawin, LLC, Dated May 12, 2017, (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed with the Commission on May 15, 2017).

10.8	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on March 21, 2017).

10.9	Form of 8.5% Convertible Redeemable Debentures due April 18, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on July 21, 2017).

10.10	Jerrick Media Holdings Inc. 8.5% Convertible Redeemable Note Due April 11, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2017)

10.11	First Amendment to 8.5% Convertible Redeemable Note Due April 11, 2018 (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2017)

10.12	Securities Purchase Agreement between the Company and Diamond Rock LLC dated July 24, 2017 (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2017)

10.13	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on September 18, 2017)

10.14	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the Commission on February 14, 2018)

10.15	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on February 13, 2018)

10.16	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on April 2, 2018)

10.17	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on May 29, 2018)

10.18	Form of Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on May 29, 2018)

10.19	Form Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.20	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.21	Form of Series A Preferred Stock Conversion Letter Agreement (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.22	Form of Series B Preferred Stock Conversion Letter Agreement (incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.23	Form of Promissory Note Conversion Letter Agreement (incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the Commission on August 31, 2018)

10.24	Lease Agreement (incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed with the Commission on August 20, 2018)

10.25	Jerrick Ventures, Inc. 2015 Incentive Stock and Award Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.53 the Company’s Amendment No. 3 to Registration Statement on Form S-1/A filed with the Commission on August 21, 2020)

10.26	2020 Equity Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.54 the Company’s Amendment No. 3 to Registration Statement on Form S-1/A filed with the Commission on August 21, 2020)

10.27	Warrant Agreement, including form of Warrant, dated September 15, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on September 15, 2020).

10.28	Weisberg Employment Letter Agreement, dated September 28, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on October 1, 2020).

10.29	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on January 5, 2021).

10.30	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on January 5, 2021).

10.31	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the Commission on January 5, 2021).

10.32	Form of PA Warrant (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the Commission on January 5, 2021).

10.33	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on October 27, 2021).

10.34	Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on October 27, 2021).

10.35	Membership Interest Purchase Agreement, dated as of June 4, 2021, by and among, Creatd Partners, LLC, Angela Hein and Heidi Brown (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on June 10, 2021).

10.36	Stock Purchase Agreement, dated as of July 20, 2021, by and among, Creatd Partners, LLC, WHE Agency, Inc., and individuals named therein (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on July 26, 2021).

10.37	Voting Agreement and Proxy, dated as of July 19, 2021, by and among, Creatd Partners, LLC, and individuals named therein (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on July 26, 2021).

10.38	Stock Purchase Agreement by and among Standard Holdings Inc., Mark De Luca, Stephanie Roy Dufault, Dune Inc. and Creatd Partners, LLC dated October 3, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on October 7, 2021).

10.39	Stockholders Agreement by and among Dune Inc., Creatd Partners, LLC, Mark De Luca and Standard Holdings Inc. dated October 3, 2021 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on October 7, 2021).

10.40	Executive Employment Agreement between the Company and Jeremy Frommer

10.41	Executive Employment Agreement between the Company and Laurie Weisberg

10.42	Executive Employment Agreement between the Company and Justin Maury

10.43	Executive Employment Agreement between the Company and Chelsea Pullano

16.1	Letter from Sadler, Gibb & Associates, LLC dated January 7, 2019 (incorporated by reference to Exhibit 16.1 of the Company’s current report on Form 8-K filed with the Commission on January 8, 2019)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s annual report on Form 10-K filed with the Commission on March 30, 2020)

23.1*	Consent of Rosenberg Rich Baker Berman, P.A.

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATD, INC.

Date: April 19, 2023	By:	/s/ Jeremy Frommer
Chief Executive Officer (Principal Executive Officer)

/s/ Chelsea Pullano
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeremy Frommer	Chief Executive Officer, Chairman	April 19, 2023
(Principal Executive Officer)

/s/ Justin Maury	President, Chief Operating Officer, Director	April 19, 2023

/s/ Chelsea Pullano	Chief Financial Officer	April 19, 2023
(Principal Financial Officer, and Principal Accounting Officer)

/s/ Peter Majar	Director	April 19, 2023

/s/ Erica Wagner	Director	April 19, 2023