Form 10-Q
period 2023-03-31
Creatd, Inc.
filed 2023-05-18
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

Yes ☐ No ☒

As of May 18, 2023, the registrant had 91,245,572 shares of its common stock, par value $0.001 per share, outstanding.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Creatd, Inc.

March 31, 2023

Creatd, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)

Assets
Current Assets
Cash	$172,052	$706,224
Accounts receivable, Net	244,353	239,423
Inventory	256,257	404,970
Prepaid expenses and other current assets	274,081	128,547
Total Current Assets	946,743	1,479,164

Property and equipment, net	201,939	212,545
Intangible assets	231,284	230,084
Goodwill	46,460	46,460
Deposits and other assets	1,052,954	797,231
Operating lease right of use asset	1,995,956	2,054,265

Total Assets	$4,475,336	$4,819,749

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$11,109,340	$7,565,720
Convertible Notes, net of debt discount and issuance costs	4,497,023	5,369,599
Current portion of operating lease payable	287,542	326,908
Note payable, net of debt discount and issuance costs	1,570,601	1,645,680
Derivative Liability	58,970	-
Deferred revenue	253,348	299,409

Total Current Liabilities	17,776,824	15,207,316

Non-current Liabilities:
Note payable	32,020	38,014
Operating lease payable	2,018,789	2,077,618

Total Non-current Liabilities	2,050,809	2,115,632

Total Liabilities	19,827,633	17,322,948

Commitments and contingencies (Note 10)

Stockholders’ Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized
Series E Preferred stock, $0.001 par value, 8,000 shares authorized, 450 and 450 shares outstanding as of March 31, 2023 and December 31, 2022, respectively
Common stock par value $0.001: 1,500,000,000 shares authorized; 86,533,654 issued and 86,440,281 outstanding as of March 31, 2023, and 39,062,386 issued and 38,969,013 outstanding as of December 31, 2022	86,534	39,062
Additional paid in capital	152,688,839	134,570,600
Less: Treasury stock, 93,373 and 93,373 shares, as of March 31, 2023 and December 31, 2022, respectively	(78,456)	(78,456)
Accumulated deficit	(168,385,954)	(146,142,373)
Accumulated other comprehensive loss	(10,212)	(140,183)
Total Creatd, Inc. Stockholders’ Deficit	(15,699,249)	(11,751,350)
Non-controlling interest in consolidated subsidiaries	346,952	(751,849)
	(15,352,297)	(12,503,199)

Total Liabilities and Stockholders’ Deficit	$4,475,336	$4,819,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022

Net revenue	$986,145	$1,348,738

Cost of revenue	1,012,687	1,572,170

Gross margin (loss)	(26,542)	(223,432)

Operating expenses
Compensation	4,114,523	1,662,830
Research and development	131,626	226,654
Marketing	535,521	2,092,021
Stock based compensation	7,328,044	1,080,792
General and administrative	1,575,359	1,723,555

Total operating expenses	13,685,073	6,785,852

Loss from operations	(13,711,615)	(7,009,284)

Other income (expenses)
Other income	12,000	99
Interest expense	(65,370)	(13,896)
Accretion of debt discount and issuance cost	(2,155,159)	(23,477)
Derivative liability	(58,970)	3,729
Settlement of vendor liabilities	23,589	14,525
Gain on extinguishment of debt	-	147,256

Other income (expenses), net	(2,243,910)	128,236

Loss before income tax provision	(15,955,525)	(6,881,048)

Income tax provision	-	-

Net loss	(15,955,525)	(6,881,048)

Non-controlling interest in net loss	49,190	617,886

Net Loss attributable to Creatd, Inc.	(15,906,335)	(6,263,162)

Deemed dividend	(6,337,246)	(81,728)

Net loss attributable to common shareholders	$(22,243,581)	$(6,344,890)

Comprehensive loss

Net loss	(15,955,525)	(6,881,048)

Currency translation gain (loss)	129,971	(4,950)

Comprehensive loss	$(15,825,554)	$(6,885,998)

Per-share data
Basic and diluted loss per share	$(0.35)	$(0.36)

Weighted average number of common shares outstanding	63,491,732	17,707,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

	Series E Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Accumulated	Non-Controlling	Other Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income	(Deficit)
Balance, January 1, 2023	450	$-	39,062,386	$39,062	(93,373)	$(78,456)	$134,570,600	$(146,142,373)	$(751,849)	$(140,183)	$(12,503,199)
Stock based compensation	-	-	31,118,098	31,118	-	-	7,260,113	-	-	-	7,291,231
Shares issued for prepaid services	-	-	1,250,000	1,250	-	-	212,500	-	-	-	213,750
Shares issued for acquisition of Non-controlling interest in consolidated subsidiaries	-	-	1,325,794	1,326	-	-	(899,317)	-	897,991	-	-
BCF issued with convertible note	-	-	-	-	-	-	2,000,000	-	-	-	2,000,000
Exercise of warrants to stock			3,767,925	3,768	-	-	749,925	-	-	-	753,693
Stock warrants issued with note payable	-	-	-	-	-	-	-	-	-	-	-
Cash received for common stock	-	-	3,062,600	3,063	-	-	1,046,937	-	-	-	1,050,000
Common stock issued upon conversion of convertible notes	-	-	6,946,851	6,947	-	-	1,410,835	-	-	-	1,417,782
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	129,971	129,971
Sale of minority interest in OG Collection INC			-	-	-	-	-	-	250,000	-	250,000
Dividends	-	-	-	-	-	-	6,337,246	(6,337,246)	-	-	-
Net loss for the three months ended March 31, 2023	-	-	-	-	-	-	-	(15,906,335)	(49,190)	-	(15,955,525)
Balance, March 31, 2023	450	$-	86,533,654	$86,534	(93,373)	$(78,456)	$152,688,839	$(168,385,954)	$346,952	$(10,212)	$(15,352,297)

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

 Creatd, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,955,525)	$(6,881,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,406	141,892
Accretion of debt discount and issuance cost	2,155,159	23,477
Share-based compensation	7,291,231	1,080,491
Derivative Expense	58,970	-
Currency Translation	129,971	(4,950)
Bad debt expense	75,874	92,987
Settlement of vendor liabilities	(23,589)	(14,525)
Change in fair value of derivative liability	-	(3,729)
Gain on extinguishment of debt	-	(147,256)
Non-cash lease expense	-	18,451
Accounts receivable	(80,804)	(139,388)
Inventory	148,713	(136,213)
Prepaid expenses	68,216	(6,373)
Deposits and other assets	(255,723)	(195,749)
Operating lease right of use asset	(39,886)
Accounts payable and accrued liabilities	3,605,990	1,170,738
Deferred revenue	(46,061)	(22,483)
Operating lease liability	-	(18,451)
Net Cash Used In Operating Activities	(2,858,058)	(5,042,129)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	-	(44,927)
Cash received from the sale of minority interest in OG Collection Inc	250,000	-
Cash consideration for acquisition	-	44,977
Purchases of digital assets	-	(51,000)
Net Cash Provided By (Used In) Investing Activities	250,000	(50,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrant	753,693	-
Net proceeds from issuance of notes	312,688	463,559
Repayment of notes	(620,353)	(932,888)
Proceeds from issuance of convertible note	2,125,000	-
Repayment of convertible notes	(1,547,142)	-
Proceeds from issuance of common stock and warrants	1,050,000	4,997,301
Net Cash Provided By Financing Activities	2,073,886	4,527,972

Net Change in Cash	(534,172)	(570,057)

Cash - Beginning of period	706,224	3,794,734

Cash - End of period	$172,052	$3,224,677

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Interest	$65,370	$139,000

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of marketable debt securities into equity securities	$-	$20,297
Deemed dividend	$6,337,246	$-
Shares issued for acquisition of NCI in consolidated subsidiaries	$899,317	$-
Beneficial conversion feature on convertible notes	$2,000,000	$-
Issuance of common stock for prepaid services	$213,750	$69,000
Common stock and warrants issued upon conversion of notes payable	$1,417,782	$142,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

March 31, 2023

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

The Company was originally incorporated under the laws of the State of Nevada on December 30, 1999, under the name LILM, Inc. The Company changed its name on December 3, 2013, to Great Plains Holdings, Inc. as part of its plan to diversify its business.

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

On January 9, 2023, the Company acquired an additional 51% of the equity interest in WHE Agency, Inc. bringing our total ownership to 95%. WHE has been consolidated due to the Company’s ownership of 55% voting control, and the results of operations have been included since the date of acquisition in the Statements of Operations.

Between October 21, 2020, and August 16, 2021, the Company acquired 21% of the membership interests of Dune, Inc. Dune, Inc. is a direct-to-consumer brand focused on promoting wellness through its range of health-oriented beverages.

On October 3, 2021, the Company acquired an additional 29% of the membership interests of Dune, Inc., bringing our total membership interests to 50%.

On January 25, 2023, the Company acquired an additional 23% equity interest in Dune, Inc. bringing our total ownership to 85%. Dune, Inc., has been consolidated due to the Company’s ownership of 50% voting control, and the results of operations have been included since the date of acquisition in the Statements of Operations.

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

On August 1, 2022, the Company acquired 51% of the membership interests of Orbit Media LLC, a New York limited liability company. Orbit is an app-based stock trading platform designed to empower a new generation of investors.

On February 3, 2023, the Company acquired an additional 5% of the membership interests of Orbit Media, LLC., bringing our total membership interests to 56%. Orbit has been consolidated due to the Company’s ownership of 51% voting control, and the results of operations have been included since the date of acquisition in the Statement of Operations.

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

February 1, 2023, an investor entered into a Subscription Agreement whereby it purchased from OG Collection, Inc., a subsidiary of the Company (“OG”), 50,000 shares of common stock of OG for a purchase price of $250,000, and, in connection therewith OG, the Company, and the Investor entered into a Shareholder Agreement.

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

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or any other interim period or for any other future year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022, included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC. The balance sheet as of December 31, 2022, has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

Use of Estimates and Critical Accounting Estimates and Assumptions

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Principles of consolidation

The Company consolidates all majority-owned subsidiaries, if any, in which the parent’s power to control exists. All consolidated subsidiaries report based on a year ending of December 31.

As of March 31, 2023, the Company’s consolidated subsidiaries and/or entities are as follows:

Name of combined affiliate	State or other jurisdiction of incorporation or organization	Company Ownership Interest
Jerrick Ventures LLC	Delaware	100%
Abacus Tech Pty Ltd	Australia	100%
Creatd Ventures LLC	Delaware	100%
Dune Inc.	Delaware	85%
OG Collection, Inc.	Delaware	86%
Orbit Media LLC	New York	56%
WHE Agency, Inc.	Delaware	95%

As of March 31, 2023, Creatd Ventures, LLC (formerly Creatd Partners, LLC) is operating three DBAs for Brave Foods, Plant Camp, and Basis (formerly Denver Bodega, LLC).

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

The Company’s Level 1 assets/liabilities include cash, accounts receivable, marketable trading securities, accounts payable, marketable trading securities, prepaid and other current assets, line of credit and due to related parties. Management believes the estimated fair value of these accounts at March 31, 2023 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

The Company’s Level 2 assets/liabilities include certain of the Company’s notes payable. Their carrying value approximates their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.

The Company’s Level 3 assets/liabilities include derivative liabilities. Inputs to determine fair value are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.

The following tables provide a summary of the relevant liabilities that are measured at fair value on a recurring basis:

Fair Value Measurements as of

March 31, 2023

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities	$58,970	$-	$-	$58,970
Total Liabilities	$58,970	$-	$-	$58,970

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) or Financial Claims Scheme (“FCS”) insurable limits. The Company has never experienced any losses related to these balances. The uninsured cash balance as of March 31, 2023, was $0. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company provides credit in the normal course of business. The Company maintains allowances for credit losses on factors surrounding the credit risk of specific customers, historical trends, and other information.

The Company operates in Australia and holds total assets of $968,331. It is reasonably possible that operations located outside an entity’s home country will be disrupted in the near term.

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

Long-lived Assets Including Acquired Intangible Assets

We evaluate the recoverability of property and equipment, acquired finite-lived intangible assets and, purchased infinite life digital assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. Digital assets accounted for as intangible assets are subject to impairment losses if the fair value of digital assets decreases other than temporarily below the carrying value. The fair value is measured using the quoted price of the crypto asset at the time its fair value is being measured. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. During the three months ended March 31, 2023, the Company recorded an impairment charge of $0 for intangible assets.

Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. We routinely review the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If we change the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life. The remaining weighted average life of the intangible assets is 9.81 years.

Scheduled amortization over the next five years are as follows:

Twelve months ending March 31,

2024	$32,097
2025	28,743
2026	20,961
2027	20,961
2028	20,961
Thereafter	51,482
Total	175,205

Intangible assets not subject to amortization	22,783
Total Intangible Assets	$197,988

Amortization expense was $8,024 and $133,504 for the three months ended March 31, 2023 and 2022, respectively.

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

During the year ended December 31, 2022, the Company completed its annual impairment tests of goodwill. The Company performed the qualitative assessment as permitted by ASC 350-20 and determined for one of its reporting units that the fair value of that reporting unit was more likely than not greater than its carrying value, including Goodwill. However, based on this qualitative assessment, the Company determined that the carrying value of the Denver Bodega, Dune, Plant Camp, and WHE Agency reporting units was more likely than not greater than their carrying value, including Goodwill. Based on the completion of the annual impairment tests, the Company recorded an impairment charge of $1,433,815 for goodwill for the years ended December 31, 2022.

During the three months ended March 31, 2023, the Company did not acquire any additional goodwill or recognize any additional impairment of goodwill.

The following table sets forth a summary of the changes in goodwill for the three months ended March 31, 2023

For the Three Months Ended March 31, 2023
Total
As of January 1, 2023	$46,460
Goodwill acquired in a business combination	-
Impairment of goodwill	-
As of March 31, 2023	46,460

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

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price. The transaction price for any given subscriber could decrease based on any payments made to that subscriber. A subscriber may be eligible for payment through one or more of the monetization features offered to Vocal creators, including earnings through reads (on a cost per mile basis) and cash prizes offered to Challenge winners;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, we satisfy a performance obligation.

Revenue disaggregated by revenue source for the three months ended March 31, 2023 and 2022 consists of the following:

	Three Months Ended
	March 31,
	2023	2022
Agency (Managed Services, Branded Content, & Talent Management Services)	$246,201	$583,141
Platform (Creator Subscriptions)	299,194	508,233
Ecommerce (Tangible Products)	410,894	254,724
Affiliate Sales	986	2,640
Other Revenue	28,870	-
	$986,145	$1,348,738

The Company utilizes the output method to measure the results achieved and value transferred to a customer over time. Timing of revenue recognition for the three months ended March 31, 2023 and 2022 consists of the following:

	Three Months Ended
	March 31,
	2023	2022
Products and services transferred over time	$575,251	$1,091,374
Products transferred at a point in time	410,894	257,364
	$986,145	$1,348,738

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

Deferred Revenue

Deferred revenue consists of billings and payments from clients in advance of revenue recognition. The Company has two types of deferred revenue, subscription revenue whereas the revenue is recognized over the subscription period and contract liabilities where the performance obligation was not satisfied. The Company will recognize the deferred revenue within the next twelve months. As of March 31, 2023, the Company had deferred revenue of  $253,348.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried when the Company has performed the work in accordance with managed services, project, partner, consulting and branded content agreements. For example, we bill a managed service client monthly when we have updated their Amazon store, modified SEO, or completed the other services listed in the agreement. For projects and branded content, we will bill the client and record the receivable once milestones are reached that are set in the agreement. We make estimates for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers. During the three months ended March 31, 2023, the Company recorded $75,874 as a bad debt expense. As of March 31, 2023, the Company has an allowance for doubtful accounts of $600,951.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. Inventories are periodically evaluated to identify obsolete or otherwise impaired products and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used. As of March 31, 2023, the Company had a reserve for obsolescence of $320,282.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. For the three months ended March 31, 2023, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at March 31, 2023 and 2022:

	March 31,
	2023	2022
Series E preferred	109,223	-
Options	4,391,600	1,891,348
Warrants	40,574,614	8,591,206
Convertible notes	24,169,999	-
Totals	69,245,436	10,482,554

Recently Adopted Accounting Guidance

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU-2016-13”). ASU 2016-13 affects loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. On October 16, 2019, FASB approved a final ASU delaying the effective date of ASU 2016-13 for small reporting companies to interim and annual periods beginning after December 15, 2022. The adoption did not material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations — Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805), Which aims to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in recognition and payment terms that effect subsequent revenue recognition. ASU 2021-08 is effective for the fiscal year beginning after December 15, 2022, including interim periods within that fiscal year. The adoption did not have a material impact on the Company’s consolidated financial statements.

Note 3 – Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, as of March 31, 2023, the Company had an accumulated deficit of $168.3 million, a net loss of $16.0 million and net cash used in operating activities of $2.9 million for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Note 4 – Inventory

Inventory was comprised of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Raw Materials	$76,322	$-
Packaging	22,787	34,632
Finished goods	157,148	370,335
	$256,257	$404,970

Note 5 – Notes Payable

Notes payable as of March 31, 2023 and December 31, 2022 is as follows:

	Outstanding Principal as of
	March 31, 2023	December 31, 2022	Interest Rate	Maturity Date
The April 2020 PPP Loan Agreement	198,577	198,577	5%	April 2022
First Denver Bodega LLC Loan	32,645	38,014	5%	March 2025
The Third May 2022 Loan Agreement	6,554	9,409	-%	November 2022
The Fourth May 2022 Loan Agreement	30,697	31,701	-%	November 2022
The Second June 2022 Loan agreement	39,500	39,500	-%	October 2022
The First August 2022 Loan Agreement	130,615	130,615	14%	June 2023
The Second August 2022 Loan Agreement	92,950	387,950	-%	January 2023
The First September 2022 Loan Agreement	47,439	73,236	-%	September 2023
The Second September 2022 Loan Agreement	658,625	763,625	-%	May 2023
The Third September 2022 Loan Agreement	121,964	256,964	-%	April 2023
The November 2022 Loan	34,837	68,211	-%	June 2023
The First February 2023 Loan Agreement	325,346	-	14%	June 2023
	1,719,749	1,683,694
Less: Debt Discount	(117,128)	(314,108)
Less: Debt Issuance Costs	-	-
	1,602,621	1,683,694
Less: Current Debt	(1,570,601)	(1,645,680)
Total Long-Term Debt	$32,020	$38,014

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

During the three months ended March 31, 2023, the Company accrued interest of $2,387.

As of March 31, 2023, the Loan is in default, and the lender may require immediate payment of all amounts owed under the Loan or file suit and obtain judgment.

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

Denver Bodega LLC Notes Payable

On March 7, 2022, The Company acquired five note payable agreements from the acquisition of Denver Bodega LLC. See Note 11. The total liabilities of these notes amounted to $293,888. During the year ended December 31, 2022, the Company repaid $255,874. As of March 31, 2023, the Company has one note outstanding. This note has a principal balance of $32,645, bears interest at 5%, and requires 36 monthly payments of $1,496.

During the three months ended March 31, 2023, the Company accrued interest of $205 and made repayments of $5,367.

The Third May 2022 Loan Agreement

On May 25, 2022, the Company entered into a loan agreement (the “Third May 2022 Loan Agreement”) with a lender (the “Third May 2022 Lender”), whereby the Third May 2022 Lender issued the Company a promissory note of $27,604 (the “Third May 2022 Note”). Pursuant to the Third May 2022 Loan Agreement, the Third May 2022 Note has a flat interest fee of $3,704, for an effective interest rate of 20%. The maturity date of the Third May 2022 Note is November 23, 2022 (the “Third May 2022 Maturity Date”). The Company is required to make monthly payments of $3,067.

As of March 31, 2023, the Loan is in default. During the three months ended March 31, 2023, the Company repaid $2,855 in principal.

The Fourth May 2022 Loan Agreement

On May 26, 2022, the Company entered into a loan agreement (the “Fourth May 2022 Loan Agreement”) with a lender (the “Fourth May 2022 Lender”), whereby the Fourth May 2022 Lender issued the Company a promissory note of $45,200 (the “Fourth May 2022 Note”). Pursuant to the Fourth May 2022 Loan Agreement, the Fourth May 2022 Note has a flat interest fee of $5,200, for an effective interest rate of 17%. The maturity date of the Fourth May 2022 Note is November 23, 2022 (the “Fourth May 2022 Maturity Date”).

As of March 31, 2023, the Loan is in default. During the three months ended March 31, 2023, the Company repaid $1,004 in principal.

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

As of March 31, 2023, this note is in default.

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

During the three months ended March 31, 2023, the Company accrued $7,224 AUD in interest.

The Second August 2022 Loan Agreement

On August 19, 2022, the Company entered into a loan agreement (the “Second August 2022 Loan Agreement”) with a lender (the “Second August 2022 Lender”), whereby the Second August 2022 Lender issued the Company a promissory note of $923,000 (the “Second August 2022 Note”). The Company received cash proceeds of $300,100 and rolled the remaining $312,400 of principal from the June 2022 Loan Agreement. Pursuant to the Second August 2022 Loan Agreement, the Second August 2022 Note has a flat interest fee of $310,500, for an effective interest rate of 167%. The maturity date of the Second August 2022 Note is January 9, 2022 (the “Second August 2022 Maturity Date”). The Company is required to make weekly payment of $46,150. The Second August 2022 Note is secured by officers of the Company.

The Company recorded a $310,500 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the three months ended March 31, 2023, the Company repaid $295,000 in principal.

Subsequent to March 31, 2023, the Company repaid $34,500 in principal.

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

During the three months ended March 31, 2023 the Company repaid $25,798 in principal.

The Second September 2022 Loan Agreement

On September 22, 2022, the Company entered into a loan agreement (the “Second September 2022 Loan Agreement”) with a lender (the “Second September 2022 Lender”), whereby the Second September 2022 Lender issued the Company a promissory note of $876,000 (the “Second September 2022 Note”). The Company received cash proceeds of $272,614 and rolled the remaining $303,386 of principal from the First May 2022 Loan Agreement. Pursuant to the Second September 2022 Loan Agreement, the Second September 2022 Note has a flat interest fee of $321,637, for an effective interest rate of 100%. The maturity date of the Second September 2022 Note is May 5, 2023 (the “Second September 2022 Maturity Date”). The Company is required to make weekly payment of $27,375. The Second September 2022 Note is secured by officers of the Company.

The Company recorded a $300,000 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

As of March 31, 2023, the Loan is in default. During the three months ended March 31, 2023, the Company repaid $105,000 in principal.

Subsequent to March 31, 2023, the Company made repayments of $42,000 towards this note.

The Third September 2022 Loan Agreement

On September 22, 2022, the Company entered into a loan agreement (the “Third September 2022 Loan Agreement”) with a lender (the “Third September 2022 Lender”), whereby the Third September 2022 Lender issued the Company a promissory note of $365,000 (the “Third September 2022 Note”). The Company received cash proceeds of $110,762 and rolled the remaining $129,053 of principal from the Second May 2022 Loan Agreement. Pursuant to the Third September 2022 Loan Agreement, the Third September 2022 Note has a flat interest fee of $139,524, for an effective interest rate of 143%. The maturity date of the Third September 2022 Note is May 5, 2023 (the “Second September 2022 Maturity Date”). The Company is required to make weekly payment of $13,036. The Third September 2022 Note is secured by officers of the Company.

The Company recorded a $300,000 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

As of March 31, 2023, the Loan is in default. During the three months ended March 31, 2023, the Company repaid $135,000 in principal.

Subsequent to March 31, 2023, the Company made repayments of $30,000 towards this note.

The November 2022 Loan Agreement

On November 15, 2022, the Company entered into a loan agreement (the “November 2022 Loan Agreement”) with a lender (the “November 2022 Lender”) whereby the November 2022 Lender issued the Company a promissory note of $80,325 (the “November 2022 Note”). Pursuant to the November 2022 Loan Agreement, the November 2022 Note has a flat interest fee of $16,975, for an effective interest rate of 21%. The maturity date of the November 2022 Note is June 3, 2023 (the “November 2022 Maturity Date”), at which time all outstanding principal, accrued and unpaid interest and other amounts due under the November 2022 Note are due.

During the three months ended March 31, 2023, the Company repaid $33,374 in principal.

The First February 2023 Loan Agreement

On February 13, 2023, the Company entered into a secured loan agreement (the “First February 2023 Loan Agreement”) with a lender (the “First February 2023 Lender”), whereby the First February 2023 Lender issued the Company a secured promissory note of $424,755 AUD or $321,891 United States Dollars (the “First February 2023 Note”). Pursuant to the First February 2023 Loan Agreement, the First February 2023 Note has an effective interest rate of 14%. The maturity date of the First February 2023 Note is June 30, 2023 (the “First February 2023 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the First February 2023 Loan Agreement are due. The Company has the option to extend the Maturity date by 60 days. The loan is secured by the Australian research & development credit.

During the three months ended March 31, 2023, the Company accrued $7,461 AUD in interest.

Note 6 – Convertible Notes Payable

Convertible notes payable as of March 31, 2023 and December 31, 2022 is as follows:

	Outstanding Principal as of	Outstanding Principal as of					Warrants granted
	March 31,	December 31,	Interest	Conversion		Maturity		Exercise
	2023	2022	Rate	Price		Date	Quantity	Price
The May 2022 Convertible Loan Agreement	-	50,092	11%	-	(*)	May-23	-	-
The May 2022 Convertible Note Offering	990,000	990,000	18%	2.00	(*)	November-22	4,000,000	$3.00 – $6.00
The July 2022 Convertible Note Offering	2,250,000	3,750,000	18%	0.20	(*)	March-23	2,150,000	$3.00 – $6.00
The First October 2022 Convertible Loan Agreement	104,250	104,250	10%	-	(*)	September-23
The Second October 2022 Convertible Loan Agreement	252,857	300,000	10%	-	(*)	October-23
The Third October 2022 Convertible Loan Agreement	-	866,650	10%	0.20	(*)	April-23
The December 2022 Convertible Loan Agreement	250,000	750,000	-%	0.20	(*)	April-23	562,500.00	$0.20
The January 2023 Loan Agreement	847,500	-	-%		(*)	June-23	-	$-
The February 2023 Loan Agreement	1,387,500	-	-%		(*)	June-23	-	$-
The March 2023 Loan Agreement	129,250	-	10%		(*)	March-24	-	$-
	6,211,357	6,810,992
Less: Debt Discount	(1,704,406)	(1,426,728)
Less: Debt Issuance Costs	(9,928)	(14,665)
	4,497,023	5,369,599

(*)	As subject to adjustment as further outlined in the notes

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

On January 17, 2023, the May 2022 Lender converted $51,132 in principal into 113,601 shares of the Company’s common stock and repaid the remaining note balance.

The May 2022 Convertible Note Offering

During May of 2022, the Company conducted multiple closings of a private placement offering to accredited investors (the “May 2022 Convertible Note Offering”) of units of the Company’s securities by entering into subscription agreements with “accredited investors” (the “May 2022 Investors”) for aggregate gross proceeds of $4,000,000. The May 2022 convertible notes are convertible into shares of the Company’s common stock, par value $.001 per share at a conversion price of $2.00 per share. As additional consideration for entering in the May 2022 Convertible Note Offering, the Company issued 4,000,000 warrants of the Company’s common stock. The May 2022 Convertible Note matured on November 30, 2022.

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

On September 15, 2022, the Company and six out of eight lenders May 2022 Investors agreed to forgive default interest and extend the maturity date to March 31, 2023, for a reduced conversion price of $0.20 for the convertible notes and warrants. Since the PV cashflows of the new and old debt were more than 10% differences the company used extinguishment accounting. As part of the agreement the Company recognized $1,083,684 as loss on extinguishment of debt due to the remaining debt discount and recognized $331,861 as a gain on extinguishment of debt due to the forgiveness of interest. The company also recognized an additional $75,610 of debt discount from the change in relative fair value on the warrants. The remaining notes are in default as of March 31, 2023.

During the three months ended March 31, 2023, the Company accrued $43,940 in interest.

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

During the three months ended March 31, 2023, the Company repaid $1,500,000 in principal.

As of the date of this filing, this loan is in default.

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

During the three months ended March 31, 2023, the Company made a repayment of $47,143 towards the balance of the Second October 2022 Note.

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

During the three months ended March 31, 2023, the Third October 2022 Lender converted the remaining balance of $866,650 into 4,333,250 shares of the Company’s common stock.

The December 2022 Convertible Loan Agreement

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

During the three months ended in March 31, 2023, the December 2022 Lender converted $500,000 into 2,500,000 shares of the Company’s common stock.

As of the date of this filing, this note is in default.

The January 2023 Loan Agreement

On January 13, 2023, the Company entered into a loan agreement (the “January 2023 Loan Agreement”) with a lender (the “TJanuary 2023 Lender”), whereby the January 2023 Lender issued the Company a promissory note of $847,500 (the “January 2023 Note”).The maturity date of the January 2023 Note is June 13, 2023 (the “January 2023 Maturity Date”).

The January 2023 Note is convertible into shares of the Company’s common stock, par value $0.001 per share (“Conversion Shares”) equal to $0.20.

The Company recorded a $847,500 debt discount relating to a $97,500 original issue discount and $750,000 from a beneficial conversion feature. The debt discount and debt issuance cost are being accreted over the life of the note to accretion of debt discount and issuance cost.

The February 2023 Loan Agreement

On February 1, 2023, the Company entered into a loan agreement (the “February 2023 Loan Agreement”) with a lender (the “February 2023 Lender”), whereby the February 2023 Lender issued the Company a promissory note of $1,387,500 (the “February 2023 Note”). The maturity date of the February 2023 Note is June 13, 2023 (the “February 2023 Maturity Date”).

The Third October 2022 Note is convertible into shares of the Company’s common stock, par value $0.001 per share (“Conversion Shares”) equal to $0.20.

The Company recorded a $1,387,500 debt discount relating to a $137,500 original issue discount and $1,250,000 from a beneficial conversion feature. The debt discount and debt issuance cost are being accreted over the life of the note to accretion of debt discount and issuance cost.

The March 2023 Loan Agreement

On March 31, 2023 the Company entered into a loan agreement (the “March 2023 Loan Agreement”) with a lender (the “March 2023 Lender”), whereby the March 2023 Lender issued the Company a promissory note of $129,250 (the “March 2023 Note”). Pursuant to the March 2023 Loan Agreement, the March 2023 Note has an interest rate of 10%. The maturity date of the March 2023 Note is March 31, 2024 (the “March 2023 Maturity Date”).

On October 1, 2023, the March 2023 Note is convertible into shares of the Company’s common stock, par value $0.001 per share (“Conversion Shares”) equal to 75% of average the lowest three trading prices of the Company’s common stock on the ten-trading day immediately preceding the date of the respective conversion.

The Company recorded a $4,250 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

Note 7 – Related Party

Officer compensation

During the three months ended March 31, 2023 and 2022, the Company paid $47,701 and $20,082, respectively for living expenses for officers of the Company.

Note 8 – Derivative Liabilities

The Company has identified derivative instruments arising from a make-whole feature in the Company’s outstanding Equity Line of Credit at March 31, 2023.

The Company utilized a Monte Carlo simulation model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The inputs utilized in the application of the simulation included a stock price on valuation date, the term of the make-whole feature, an estimated volatility, and a risk-free rate. The Company records the change in the fair value of the derivative as other income or expense in the consolidated statements of operations.

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

Expected term: The Company’s remaining term is based on the remaining contractual life of the make-whole feature.

The following are the changes in the derivative liabilities during the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	Level 1	Level 2	Level 3
Derivative liabilities as January 1, 2023	$-	$-	$-
Addition	-	-	58,970
Changes in fair value	-	-	-
Extinguishment	-	-	-
Derivative liabilities as March 31, 2023	-	-	58,970

Note 9 – Stockholders’ Equity

Shares Authorized

The Company is authorized to issue up to one billion, five hundred and twenty million (1,520,000,000) shares of capital stock, of which one billion five hundred million (1,500,000,000) shares are designated as common stock, par value $0.001 per share, and twenty million (20,000,000) are designated as preferred stock, par value $0.001 per share.

Common Stock

On January 25, 2023, the Company entered into a securities purchase agreement with an investor resulting in gross proceeds of $750,000 to the Company. Pursuant to the terms of the purchase agreement, the Company agreed to sell an aggregate of 1,562,500 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.48 per Share.

On February 8, 2023, in recognition of certain employees having accepted reduced salaries beginning August 22, 2023, the Company issued equity awards totaling 29,170,653 shares to officers and the employees of the Company. The fair value of these issuances is $6,797,648.

On February 14, 2023, the Company issued 10,417 shares of its restricted common stock to consultants in exchange for services at a fair value of $5,000.

On February 28, 2023, the Company issued 1,250,000 shares of its restricted common stock to consultants in exchange for six months of services at a fair value of $213,750. The shares issued to the consultant were recorded as common stock issued for prepaid services and will be expensed over the life of the consulting contract to share based payments.

On March 13, 2023, the Company sold 1,500,000 shares of its common stock pursuant to the Investment Agreement entered into on the October 20, 2022 between the Company and Coventry for gross proceeds of $300,000 to the Company.

On March 14, 2023, the Company issued 44,248 shares of its restricted common stock to consultants in exchange for services at a fair value of $5,000.

On March 27, 2023, the Company issued 1,892,780 shares of its restricted common stock to consultants in exchange for services at a fair value of $246,061.

Stock Options

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – January 1, 2023 – outstanding	4,408,267	4.05	4.29
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	(16,667)	14.10	-
Balance – March 31, 2023 – outstanding	4,391,600	4.01	4.05
Balance – March 31, 2023 – exercisable	3,756,600	4.42	4.03

Option Outstanding			Option Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)
$4.01	4,391,600	4.05	4.42	3,756,600	4.03

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $237,522 for the three months ended March 31, 2023.

As of March 31, 2023 there was $0 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans.

Warrants

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The following is a summary of the Company’s warrant activity:

	Warrant	Weighted Average Exercise Price
Balance – January 1, 2023 – outstanding	16,261,770	2.79
Granted	28,119,616	0.77
Exercised	(3,769,059)	(0.20)
Forfeited/Cancelled	(37,643)	16.00
Balance – March 31, 2023 – outstanding	40,574,614	0.80
Balance – March 31, 2023 – exercisable	40,574,614	$0.80

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.27	40,574,614	4.51	1.27	40,574,614	4.51

During the three months ended March 31, 2023, the Company issued 3,767,925 shares of common stock to warrant holders upon the exercise of 3,767,925 warrants. The Company received $753,693 in connection with the exercise of the warrants.

During the three months ended March 31, 2023, the company granted warrant holders 3,767,925 warrants to exercise existing warrants. A deemed dividend of $1,625,044 was recorded to the Statements of Operations and Comprehensive Loss.

During the three months ended March 31, 2023, some of the Company’s warrants had a down-round provision triggered that also resulted in an additional 18,837,979 warrants to be issued. A deemed dividend of $3,661,981 was recorded to the Statements of Comprehensive Loss.

Note 10 – Commitments and Contingencies

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

Laurie Weisberg v. Creatd, Inc.

A confession of judgment against Creatd dated September 2, 2022, has been filed in the Supreme Court of the State of New York, New York County, by Laurie Weisberg, seeking to enforce payment of approximately $415,000 under an executive separation agreement also dated September 2, 2022.  Ms. Weisberg also seeks payment of legal fees amounting to approximately $5,000.  The Company and Ms. Weisberg are actively negotiating in an attempt to resolve the dispute.  The Company does not expect the liability to exceed $420,000.

The Company has recorded approximately $415,000 in accrued expenses related to this dispute.

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

On April 19, 2022, the Company signed a 2-year lease for approximately 2,252 square feet of office space at 1 Westmount Square, Westmount, Qc H3Z2P9. Commencement date of the lease is July 1, 2022. The total amount due under this lease is $72,064. During the year ended December 31, 2022, it was decided the company would not be using the office space and recorded an impairment of $63,472 on the right-of-use asset. As of March 31, 2023, the company was in breach of this lease agreement and subsequently reached a settlement agreement to terminate the lease.

On July 28, 2022, the Company signed a 3-year lease for approximately 1,364 square feet of office space at 1674 Meridian Ave., Miami Beach, FL, 33131. Commencement date of the lease is July 28, 2022. The total amount due under this lease is $181,299. During the year ended December 31, 2022, it was decided the company would not be using the office space and recorded an impairment of $101,623 on the right-of-use asset. As of March 31, 2023, the company is in breach of this lease agreement.

On September 9, 2021, the Company signed a 1-year lease for approximately 3,200 square feet at 648 Broadway, Suite 200, New York, NY 10012. Monthly rent under the lease was $12,955 for the leasing period. As of March 31, 2023, the company is in breach of this lease agreement.

The components of lease expense were as follows:

Three Months Ended March 31, 2023
Operating lease cost	$537,253
Short term lease cost	536
Total net lease cost	$537,632

Supplemental cash flow and other information related to leases was as follows:

Three Months Ended March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease payments	323,292
Weighted average remaining lease term (in years):	5.99
Weighted average discount rate:	12.5%

Total future minimum payments required under the lease as of March 31 are as follows:

For the Twelve Months Ended March 31,	Operating Leases
2023	$498,552
2024	532,689
2025	517,231
2026	532,424
2027	548,073
Thereafter	754,064
Total lease payments	3,383,033
Less: Amounts representing interest	(1,076,702)
Total lease obligations	2,306,331
Less: Current	(287,542)
$2,018,789

Rent expense for the three months ended March 31, 2023, was $70,557.

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

Note 11 – Acquisitions

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

Note 12 – Segment Information

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

Creatd Ventures	Creatd Ventures builds, develops, and scales e-commerce brands. This segment generates revenues through product sales of its two majority-owned direct-to-consumer brands, Camp and Dune Glow Remedy.
Creatd Partners	Creatd Partners fosters relationships between brands and creators through its suite of agency services, including content marketing (Vocal for Brands), performance marketing (Seller’s Choice), and influencer marketing (WHE Agency). Creatd Partners derives revenues in the form of brand fees and talent management commissions.

The following tables present certain financial information related to our reportable segments and Corporate:

	As of March 31, 2023
	Creatd Labs	Creatd Ventures	Creatd Studios	Creatd Partners	Corporate	Total

Accounts receivable, net	$-	$4,972	$-	$239,381	$-	$244,353
Prepaid expenses and other current assets	25,575	-	-	-	248,506	274,080
Deposits and other assets	915,279	-	-	-	137,675	1,052,954
Intangible assets	-	217,176	14,108	-	-	231,283
Goodwill	-	46,460	-	-	-	46,460
Inventory	16,374	198,633	41,250	-	-	256,257
All other assets	-	-	-	-	2,369,947	2,369,948
Total Assets	$957,228	$467,241	$55,358	$239,381	$2,756,128	$4,475,336

Accounts payable and accrued liabilities	$2,019	$1,514,866	$22,750	$433,409	$9,136,296	$11,109,340
Note payable, net of debt discount and issuance costs	474,496	139,770	-	-	988,355	1,602,621
Deferred revenue	253,348	-	-	-	-	253,348
All other Liabilities	-	-	-	-	6,862,324	6,862,324
Total Liabilities	$729,863	$1,654,636	$22,750	$433,409	$16,986,975	$19,827,633

	As of December 31, 2022
	Creatd Labs	Creatd Ventures	Creatd Studios	Creatd Partners	Corporate	Total

Accounts receivable, net	$-	$11,217	$-	$228,206	$-	$239,423
Prepaid expenses and other current assets	23,712	40,681	-	-	64,154	128,547
Deposits and other assets	629,955	2,600	-	-	164,676	797,231
Intangible assets	-	207,301	-	-	22,783	230,084
Goodwill	30,125	46,460	-	-	-	76,585
Inventory	-	374,845	-	-	-	374,845
All other assets	-	-	-	-	2,973,034	2,973,034
Total Assets	$683,792	$683,104	$-	$228,206	$3,224,647	$4,819,749

Accounts payable and accrued liabilities	$8,495	$1,635,298	$-	$509,931	$5,411,996	$7,565,720
Note payable, net of debt discount and issuance costs	130,615	184,160	-	-	1,368,919	1,683,694
Deferred revenue	275,017	-	-	24,392	-	299,409
All other Liabilities	-	-	-	-	7,774,125	7,774,125
Total Liabilities	$414,127	$1,819,458	$-	$534,323	$14,555,040	$17,322,948

	For the three months ended March 31, 2023
	Creatd Labs	Creatd Ventures	Creatd Studios	Creatd Partners	Corporate	Total

Net revenue	$299,195	$410,894	$28,869	$247,187	$-	$986,145
Cost of revenue	232,098	703,253	2,500	74,836	-	1,012,687
Gross margin	67,097	(292,359)	26,369	172,351	-	(26,542)

Compensation	787,259	134,050	41,538	2,638	3,149,038	4,114,523
Research and development	131,626	-	-	-	-	131,626
Marketing	532,065	3,456	-	-	-	535,521
Stock based compensation	1,685,450	1,538,889	-	1,685,450	2,418,255	7,328,044
General and administrative	173,831	77,133	41,223	78,761	1,165,610	1,536,558
Depreciation and amortization	-	8,025	-	-	30,776	38,801
Total operating expenses	$3,310,231	$1,761,553	$82,761	$1,766,849	$6,763,679	$13,685,073

Interest expense	$16,778	$-	$-	$2,266	$46,326	$65,370
All other expenses	-	-	-	-	(2,309,280)	(2,309,280)

Other expenses, net	$16,778	$-	$-	$2,266	$(2,262,954)	$(2,243,910)
Loss before income tax provision and equity in net loss from unconsolidated investments	$(3,226,356)	$(2,053,912)	$(56,392)	$(1,592,232)	$(9,026,633)	$(15,955,525)

	For the three months ended March 31, 2022
	Creatd Labs	Creatd Ventures	Creatd Studios	Creatd Partners	Corporate	Total

Net revenue	$508,268	$254,690	-	$585,780	$-	$1,348,738
Cost of revenue	706,196	409,969	-	456,005	-	1,572,170
Gross margin	(197,928)	(155,279)	-	129,775	-	(223,432)

Compensation	129,009	195,442	-	249,608	299,151	873,210
Research and development	134,876	-	-	91,778	-	226,654
Marketing	970,484	1,013,706	-	-	107,831	2,092,021
Stock based compensation	251,907	226,298	-	248,548	354,039	1,080,792
General and administrative	89,757	92,830	-	128,884	2,059,812	2,371,283
Depreciation and amortization	-	71,271	-	31,599	39,022	141,892
Impairment of goodwill	-	-	-	-	-	-
Impairment of intangibles	-	-	-	-	-	-
Total operating expenses	$1,576,033	$1,599,547	-	$750,417	$2,859,855	$6,785,852

Interest expense	(13,229)	-	-	-	(667)	(13,896)
All other expenses	-	-	-	-	142,132	142,132

Other expenses, net	(13,229)	-	-	-	141,465	128,236
Loss before income tax provision and equity in net loss from unconsolidated investments	$(1,787,190)	$(1,754,826)	$-	$(620,642)	$(2,718,390)	$(6,881,048)

Note 14 – Subsequent Events

Convertible Notes

Subsequent to March 31, 2023, the Company entered into a loan agreement with a lender whereby the lender issued the Company a promissory note of $109,250. The note has an interest rate of 10% and a maturity date of April 24, 2024.

Beginning on October 24, 2023, the note is convertible into shares of the Company’s common stock, par value $0.001 per share, equal to 65% of the lowest trading price of the Company’s common stock on the ten-trading day immediately preceding the date of the respective conversion.

Consultant Shares

Subsequent to March 31, 2023, the Company issued 675,000 shares of Common Stock to consultants with a fair value of $76,950.

Equity Line of Credit

Subsequent to March 31, 2023, the Company drew down from its outstanding Equity Line of Credit and issued 1,409,841 shares for total proceeds of $91,016. The Company also issued an additional 2,729,522 shares pursuant to the trigger of the make-whole provision contained in the first amendment to the common stock purchase agreement for the Equity Line of Credit.

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

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on April 19, 2023.

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

That’s why we built our flagship proprietary technology platform, Vocal-a home base for creators offering an unparalleled suite of digital tools and resources, curated communities, and monetization opportunities.

Vocal

Our flagship technology, Vocal, provides the Company with a core platform that is highly scalable on its own but also provides the foundation upon which other revenue sources rely. The first direct core business of Vocal has proven to be a scalable revenue source-Creator Subscriptions. The core will be augmented in the near term with the introduction of the ability for writers and creators to monetize their followings further by directly charging for premium content such as newsletters. Vocal will charge a recurring commission on these new premium content subscriptions. As discussed above, the core Vocal platform underlies numerous derivative revenue sources for the Company.

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

At Creatd, we believe in rewarding creators for their hard work and dedication. That’s why we offer a range of monetization features on Vocal, whereby creators earn in numerous ways including i) the number of ‘reads’ their story receives; ii) via Vocal Challenges, or writing contests with cash prizes; iii) receiving Bonuses; iv) by participating in Vocal for Brands marketing campaigns; v) through ‘ Subscribe,’ which enables creators to receive payment directly from their audience via monthly subscriptions and one-off microtransactions; vi) via Vocal’s Ambassador Program, which enables creators to be compensated for referring new premium members. But what sets Vocal apart from other platforms is our commitment to innovation and scalability. Built on Keystone, the same open-source framework used by industry leaders in the SaaS space, Vocal’s technology is designed for speed, sustainability, and scalability. And with our capital-light infrastructure and focus on research and development, we are able to continuously improve and enhance the platform, without incurring the operational costs that have weighed down legacy media platforms.

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

On January 9, 2023, the Company acquired an additional 51% of the equity interest in WHE Agency, Inc. bringing our total ownership to 95%. WHE has been consolidated due to the Company’s ownership of 55% voting control, and the results of operations have been included since the date of acquisition in the Statements of Operations.

Between October 21, 2020, and August 16, 2021, the Company acquired 21% of the membership interests of Dune, Inc. Dune, Inc. is a direct-to-consumer brand focused on promoting wellness through its range of health-oriented beverages.

On October 3, 2021, the Company acquired an additional 29% of the membership interests of Dune, Inc., bringing our total membership interests to 50%.

On January 25, 2023, the Company acquired an additional 23% equity interest in Dune, Inc. bringing our total ownership to 85%. Dune, Inc., has been consolidated due to the Company’s ownership of 50% voting control, and the results of operations have been included since the date of acquisition in the Statements of Operations.

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

On February 3, 2023, the Company acquired an additional 5% of the membership interests of Orbit Media, LLC., bringing our total membership interests to 56%. Orbit has been consolidated due to the Company’s ownership of 51% voting control, and the results of operations have been included since the date of acquisition in the Statement of Operations.

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

Common Stock Purchase Agreement, Securities Purchase Agreement and Promissory Note

On October 20, 2022, the Company entered into the Investment Agreement with Coventry (the “Investor”). Pursuant to the terms of the Investment Agreement, for a period of thirty-six (36) months commencing on the trading day immediately following date of effectiveness of the Registration Statement (as defined below), the Investor shall purchase up to $15,000,000 of the Company’s common stock, par value $0.001 per share (the “Shares”), pursuant to Drawdown Notices (as defined below), covering the Registrable Securities (as defined below). The purchase price of the Shares under the Investment Agreement is equal to 82% of the lowest volume weighted average price (VWAP) during the last ten trading days prior to the date the Company delivers to the Investor a Put notice (a “Drawdown Notice”) in writing requiring Investor to purchase shares of the Company, subject to the terms of the Investment Agreement.

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

Results of Operations

Overview

Operating results for the three months ending March 31, 2023, reflect the Company’s efforts to right-size operations in preparation for both near and long-term growth. Overall revenues decreased by 27% as a result of specific strategic decisions management deemed in the Company’s best long term interest. Aggressive pricing to promote Vocal+ annual memberships reduced digital subscription revenue by 41% but increased retention rates and the average customer lifetime value while a managed pause in the influencer marketing activity at WHE resulted in a 57% decrease in revenues from this segment. A 61% increase in overall direct to consumer brand revenue helped to offset the revenue decrease, holding it at 27%. These results were achieved while reducing the marketing spend by almost 75%. Furthermore, while overall expenses doubled period over period, backing out non-cash and non-recurring expenses actually resulted in a (28%) decrease in compensation, general & administrative expenses. Overall, the loss of revenues in non-core business divisions of over $300,000 and the lesser loss of $200,000 in Vocal subscriptions are due to one-time transitional events. Compared to the exponential reductions in marketing and general operating expenses, the company believes that revenues will reverse and grow significantly upon realization of our Q2 recapitalization plan. With this new forward growth built within our reduced operating expense budget and slimmed down headcount, the company expects to reach it’s long stated goal of cash flow break even within a year.

Summary of Statements of Operations for the Three Months Ended March 31, 2023, and 2022:

	Three Months Ended March 31,
	2023	2022
Revenue	$986,145	$1,348,738
Cost of revenue	$1,012,687	$1,572,170
*Operating expenses	$13,685,073	$6,785,852
Loss from operations	$(13,711,615)	$(7,009,284)
Other income (expenses)	$(2,243,910)	$128,236
Net loss	$(15,955,525)	$(6,881,048)
Loss per common share - basic and diluted	$(0.35)	$(0.36)

*Q1 2023 results include non-cash items totaling $9,542,173

Revenue

Revenue totaled $986,145 for the three months ended March 31, 2023, as compared to $1,348,738 for the comparable three months ended March 31, 2022, a decrease of $362,593 (27%). The decrease in quarterly revenue is attributable to a decrease in agency revenues in non-core business divisions and a relatively small loss in subscription revenue, partially offset by an increase in revenue from the Company’s direct to consumer brands.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2023, was $1,012,687 as compared to $1,572,170 for the three months ended March 31, 2022. The decrease of $559,483 (35%) in cost of revenue is primarily related to a decrease in payroll-related costs. The Company expects the gross margin to improve over time as it continues to grow and improve upon a self-sustaining, organically driven revenue model across its business segments.

Operating Expenses

Backing out non-cash and non-recurring operating expenses results in a net (28%) decrease in compensation and general & administrative expenses. On a GAAP adjusted basis (which includes non-cash and non-recurring operating expenses) operating expenses for the three months ended March 31, 2023, were $13,685,073 as compared to $6,785,852 for the three months ended March 31, 2022. The increase of $6,899,221 in operating expenses is mainly related to an increase in stock-based compensation for the award of shares to employees and officers of the Company in recognition of having accepted reduced salaries beginning August 22, 2022, and associated taxes. This was offset by a decrease in marketing and general and administrative expenses.

Loss from Operations

Loss from operations for the three months ended March 31, 2023, was $13,711,615 as compared to $7,009,284 for the three months ended March 31, 2022, primarily due to stock-based compensation and other one-time expenses. Going forward, the Company expects the loss from operations to decrease significantly as it focuses on organic revenue growth and continues to find efficiencies to reduce operating expenses.

Other Income and (Expenses)

Other income (expenses) for the three months ended March 31, 2023, were $(2,243,910) as compared to $128,236 for the three months ended March 31, 2022. These expenses were predominantly due to accretion of debt discount and issuance costs related to the issuance of convertible notes.

Net Loss

Net loss for the three months ended March 31, 2023, was $15,955,525, as compared to a net loss of $6,881,048 for the three months ended March 31, 2022.

Net loss attributable to common shareholders for the three months ended March 31, 2023, was $22,243,581, or a loss per share of $0.35, as compared to a net loss attributable to common shareholders of $6,334,890, or a loss per share of $0.36, for the three months ended March 31, 2022.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2023 compared to December 31, 2022:

	March 31, 2023	December 31, 2022	Increase / (Decrease)
Current Assets	$946,743	$1,479,164	$(532,421)
Current Liabilities	$17,776,824	$15,207,316	$2,569,508
Working Capital (Deficit)	$(16,830,081)	$(13,728,152)	$(3,101,929)

At March 31, 2023, we had a working capital deficit of $16,830,081 as compared to a working capital deficit of $13,728,152 at December 31, 2022, an increase in working capital deficit of $3,101,929. This increase is primarily attributable to a reduction in cash and an increase in accounts payable and accrued liabilities. This was partially offset by a decrease in convertible notes payable and notes payable.

Net Cash

Net cash used in operating activities for the three months ended March 31, 2023, was $2,858,058, a decrease of $2,184,071 from the same period in 2022. The net loss for the three months ended March 31, 2023, and 2022 was $15,955,525 and $6,881,048, respectively. Going forward, the Company plans to continue to reduce expenses by improving operational efficiency while focusing on organic revenue growth, and it is anticipated that the Company’s net cash used in operating activities will consistently decrease throughout 2023.

Net cash provided by investing activities for the three months ended March 31, 2023, was $250,000. This is attributable to the sale of a non-controlling interest in the Company’s subsidiary OG Collection, Inc.

Net cash provided by financing activities for the three months ended March 31, 2023, and 2022 was $2,073,886 and $4,527,972, respectively. During the three months ended March 31, 2023, the Company’s operations were predominantly financed by proceeds from the exercise of warrants, the issuance of both convertible notes and promissory notes, and the sale of common stock. This was partially offset by repayments of convertible notes and repayments of promissory notes. Similarly, the Company’s financing activity for the three months ended March 31, 2022, generated net proceeds of $4,997,301 from the sale of common stock and warrants, which were partially offset by the repayments of notes payable.

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no off-balance sheet arrangements.

Significant Accounting Policies

Our significant accounting policies are described in Note 2 of the Financial Statements. If we complete an acquisition, we will be required to make estimates and assumptions typical of other companies. For example, we will be required to make critical accounting estimates related to valuation and accounting for business combinations. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates. For detailed information regarding our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies and estimates from those disclosed in our most recent Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposures to market risk since December 31, 2022. For details on the Company’s interest rate, foreign currency exchange, and credit risks, see “Item 7A. Quantitative and Qualitative Information About Market Risks” in our 2022 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, throughout 2022 and into 2023, the Company continues the complete review of all of its financial procedures and controls and is continuing the process of updating and optimizing its infrastructure around these controls. Over the past year, the Company has hired additional finance and accounting personnel, significantly improving the segregation of duties within that department and providing additional bandwidth for management to focus on improving controls and procedures. This review is ongoing, and the Company believes that this process will continue to positively affect our internal control over financial reporting in the future.

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

Laurie Weisberg v. Creatd, Inc.

A confession of judgment against Creatd dated September 2, 2022, has been filed in the Supreme Court of the State of New York, New York County, by Laurie Weisberg, seeking to enforce payment of approximately $415,000 under an executive separation agreement also dated September 2, 2022. Ms. Weisberg also seeks payment of legal fees amounting to approximately $5,000. The Company and Ms. Weisberg are actively negotiating in an attempt to resolve the dispute. The Company does not expect the liability to exceed $420,000.

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our most recent Annual Report on Form 10-K for the year ended December 31, 2022, the occurrence of any one of which could have a material adverse effect on our actual results.

Except as set forth below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Shareholders may be adversely impacted by any differences between the regulations of MERJ Depository and Registry Limited (MERJ) and rights afforded to shareholders and those applicable to securities traded in the United States.

Shareholders should be aware that there are risks and uncertainties with the Company’s dual listing on Upstream. In particular, any differences between the regulations of MERJ Depository and Registry Limited (MERJ) and rights afforded to shareholders and those applicable to securities traded in the United States may adversely impact shareholders.

Shareholders face risks related to potential discrepancies that could occur between the trading prices of our common stock on OTCQB and the tokenized shares on Upstream.

Dual listing on two stock exchanges has the risk of the potential discrepancies that could occur between the trading prices of our common stock on OTCQB and the tokenized shares on Upstream. Dual listing may increase the exposure of the Company to market risks, including currency fluctuations and geopolitical events, as it may be subject to different economic conditions and political environments in each exchange, which could potentially lead to greater volatility in the Company’s stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2023, we issued securities that were not registered under the Securities Act and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q as listed below. All of the securities discussed in this Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

Consultant Shares

During the three months ended March 31, 2023, the Company issued 347,435 shares of Common Stock to consultants and employees.

Debt Conversion

During the three months ended March 31, 2023, a lender converted $51,132 in convertible notes into 113,601 shares of Common Stock.

Securities Purchase Agreement

During the three months ended March 31, 2023, the Company entered into a Securities Purchase Agreement with an investor to purchase 1,562,500 shares of common stock for gross proceeds of $750,000.

Additional Purchase of Orbit Media, LLC

During the three months ended March 31, 2023, the Company issued 125,000 shares to purchase an additional 5% of the membership interests of Orbit Media, LLC., bringing our total membership interests to 56%.

Additional Purchase of Dune, Inc.

During the three months ended March 31, 2023, the Company issued 100,000 shares to purchase an additional 23% equity interest in Dune, Inc. bringing our total ownership to 85%.

Additional Purchase of WHE Agency, Inc.

During the three months ended March 31, 2023, the Company issued 100,000 shares to purchase an additional  51% of the equity interest in WHE Agency, Inc. bringing our total ownership to 95%.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

4.1	Form of Debenture (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on January 20, 2023)

4.2	Form of Debenture (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on February 10, 2023)

10.1	Form of Securities Purchase Agreement for Debentures (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on January 20, 2023)

10.2	Form of Securities Purchase Agreement for Common Stock (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on January 20, 2023)

10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Commission on January 20, 2023)

10.4	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the Commission on January 20, 2023)

10.5	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on February 10, 2023)

10.6	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on February 10, 2023)

10.7	Creatd, Inc. 2022 Omnibus Securities and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on February 10, 2023)

10.8	Form of Equity Award Letter (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on February 10, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

#	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATD, INC.

Date: May 18, 2023	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2023	By:	/s/ Chelsea Pullano
	Name:	Chelsea Pullano
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)