Form 10-Q
period 2023-06-30
Creatd, Inc.
filed 2023-08-14
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

Yes ☐ No ☒

As of August 14, 2023, the registrant had 117,519,724 shares of its common stock, par value $0.001 per share, outstanding.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Creatd, Inc.

June 30, 2023

Creatd, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets

Current Assets
Cash	$104,201	$706,224
Accounts receivable, net	67,573	239,423
Inventory	170,385	404,970
Prepaid expenses and other current assets	368,231	128,547
Total Current Assets	710,390	1,479,164

Property and equipment, net	179,254	212,545
Intangible assets	191,253	230,084
Goodwill	46,460	46,460
Deposits and other assets	874,517	797,231
Operating lease right of use asset	1,926,963	2,054,265

Total Assets	$3,928,837	$4,819,749

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$12,598,276	$7,565,720
Convertible Notes, net of debt discount and issuance costs	6,326,916	5,369,599
Current portion of operating lease payable	-	326,908
Note payable, net of debt discount and issuance costs	1,474,130	1,645,680
Deferred revenue	321,763	299,409
Derivative liability	13,144	-

Total Current Liabilities	20,734,229	15,207,316

Non-current Liabilities:
Note payable	-	38,014
Operating lease payable	2,240,650	2,077,618

Total Non-current Liabilities	2,240,650	2,115,632

Total Liabilities	22,974,879	17,322,948

Commitments and contingencies (Note 10)

Stockholders’ Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized	-	-
Series E Preferred stock, $0.001 par value, 8,000 shares authorized; 450 and 450 shares issued and outstanding, respectively	-	-
Common stock par value $0.001: 1,500,000,000 shares authorized; 103,029,348 issued and 102,935,974 outstanding as of June 30, 2023, and 39,062,386 issued and 38,969,013 outstanding as of December 31, 2022	103,029	39,062
Additional paid in capital	159,042,399	134,570,600
Subscription receivable	-	-
Less: Treasury stock, 93,373 and 93,373 shares as of June 30, 2023 and December 31, 2023, respectively	(78,456)	(78,456)
Accumulated deficit	(179,064,680)	(146,142,373)
Accumulated other comprehensive income	80,335	(140,183)
Total Creatd, Inc. Stockholders’ Deficit	(19,917,373)	(11,751,350)
Non-controlling interest in consolidated subsidiaries	871,331	(751,849)
	(19,046,042)	(12,503,199)

Total Liabilities and Stockholders’ Deficit	$3,928,837	$4,819,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net revenue	$699,364	$1,625,901	$1,685,509	$2,974,639

Cost of revenue	437,586	1,794,419	1,450,274	3,366,589

Gross margin	261,778	(168,518)	235,235	(391,950)

Operating expenses
Compensation	721,059	901,480	4,835,582	1,774,992
Research and development	46,301	224,512	177,927	451,166
Marketing	371,809	1,277,510	907,330	3,369,531
Stock based compensation	557,707	2,141,218	7,885,751	3,222,010
General and administrative	1,277,538	3,280,186	2,852,897	5,793,359

Total operating expenses	2,974,414	7,824,906	16,659,487	14,611,058

Loss from operations	(2,712,636)	(7,993,424)	(16,424,252)	(15,003,008)

Other income (expenses)
Other income	-	-	12,000	99
Settlement of vendor liabilities	-	(17,392)	23,589	(2,867)
Interest expense	(93,981)	(20,360)	(159,351)	(34,256)
Accretion of debt discount and issuance cost	(1,705,067)	(623,531)	(3,860,225)	(647,008)
Derivative expense	45,826	-	(13,144)	-
Change in derivative liability	-	-	-	3,729
Impairment of investment	-	(50,000)	-	(50,000)
Loss on marketable securities	-	(231)	-	(231)
Gain on extinguishment of debt	-	-	-	147,256
Other income (expenses), net	(1,753,222)	(711,514)	(3,997,131)	(583,278)

Loss before income tax provision	(4,465,858)	(8,704,938)	(20,421,383)	(15,586,286)

Income tax provision	-	-	-	-

Net loss	(4,465,858)	(8,704,938)	(20,421,383)	(15,586,286)

Non-controlling interest in net loss	15,450	367,872	64,640	985,758

Net Loss attributable to Creatd, Inc.	(4,450,408)	(8,337,066)	(20,356,743)	(14,600,528)

Deemed dividend	(6,228,318)	-	(12,565,564)	(81,728)

Net loss attributable to common shareholders	$(10,678,726)	$(8,337,066)	$(32,922,307)	$(14,682,256)

Comprehensive loss

Net loss	(4,465,858)	(8,704,938)	(20,421,383)	(15,586,286)

Currency translation gain (loss)	90,547	(24,659)	220,518	(29,609)

Comprehensive loss	$(4,375,311)	$(8,729,597)	$(20,200,865)	$(15,615,895)

Per-share data
Basic and diluted loss per share	$(0.12)	$(0.41)	$(0.43)	$(0.77)

Weighted average number of common shares outstanding	91,212,856	20,233,585	77,428,872	18,977,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Series E Preferred Stock			Common Stock		Treasury stock		Additional Paid In	Accumulated	Non-Controlling	Other Comprehensive	Stockholders’ Equity
	Shares	Amount		Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income	(Deficit)
Balance December 31, 2022	450		$-	39,062,386	$39,062	(93,373)	$(78,456)	$134,570,600	$(146,142,373)	$(751,849)	$(140,183)	$(12,503,199)

Stock based compensation	-		-	31,118,098	31,118	-	-	7,260,113	-	-	-	7,291,231
Shares issued for prepaid services	-		-	1,250,000	1,250	-	-	212,500	-	-	-	213,750
Shares issued for acquisition of Non-controlling interest in consolidated subsidiaries	-		-	1,325,794	1,326	-	-	(899,317)	-	897,991	-	-
BCF issued with note payable	-		-	-	-	-	-	2,000,000	-	-	-	2,000,000
Exercise of warrants to stock	-		-	3,767,925	3,768	-	-	749,925	-	-	-	753,693
Cash received for common stock	-		-	3,062,600	3,063	-	-	1,046,937	-	-	-	1,050,000
Common stock issued upon conversion of notes payable	-		-	6,946,851	6,947	-	-	1,410,835	-	-	-	1,417,782
Foreign currency translation adjustments	-		-	-	-	-	-	-	-	-	129,971	129,971
Sale of minority interest in OG Collection INC	-		-	-	-	-	-	-	-	250,000	-	250,000
Deemed dividend	-		-	-	-	-	-	6,337,246	(6,337,246)	-	-	-
Net loss for the three months ended March 31, 2023	-		-	-	-	-	-	-	(15,906,335)	(49,190)	-	(15,955,525)
Balance March 31, 2023	450	$		86,533,654	$86,534	(93,373)	$(78,456)	$152,688,839	$(168,385,954)	$346,952	$(10,212)	$(15,352,297)

Stock based compensation	-		-	9,338,253	9,338	-		442,682	-	-	-	452,020
Shares issued for acquisition of Non-controlling interest in consolidated subsidiaries	-		-	691,133	691	-		(540,520)	-	539,829	-	-
Cash received for common stock	-		-	2,792,585	2,792	-		166,346	-	-	-	169,138
Shares Issued with Notes payable	-		-	375,000	375	-		25,875	-	-	-	26,250
Common stock issued upon conversion of notes payable	-		-	569,300	569	-		33,589	-	-	-	34,158
Foreign currency translation adjustments	-		-	-	-	-		-	-	-	90,547	90,547
Deemed dividend	-		-	2,729,522	2,730	-		6,225,588	(6,228,318)	-	-	-
Net loss for the three months ended June 30, 2023	-		-	-	-	-		-	(4,450,408)	(15,450)	-	(4,465,858)
Balance June 30, 2023	-		$-	103,029,447	$103,029	(93,373)	$(78,456)	$159,042,399	$(179,064,680)	$871,331	$80,335	$(19,046,042)

The accompanying notes are an integral part of these consolidated financial statements.

Creatd, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Series E Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Accumulated	Non-Controlling	Other Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income	(Deficit)
Balance December 31, 2021	500	$-	16,691,170	$16,691	(5,657)	$(62,406)	$111,563,618	$(109,632,574)	$1,881,195	$(78,272)	$3,688,252

Stock based compensation	-	-	18,171	18	-	-	1,067,591	-	-	-	1,067,609
Shares issued for prepaid services	-	-	50,000	50	-	-	68,950	-	-	-	69,000
Cash received for common stock and warrants, net of %115,000 of issuance costs	-	-	3,046,314	3,046	-	-	4,994,254	-	-	-	4,997,300
Common stock issued upon conversion of notes payable	-	-	109,435	110	-	-	173,346	-	-	-	173,456
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(4,950)	(4,950)
Deemed dividend	-	-	-	-	-	-	81,728	(81,728)	-	-	-
Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	-	(6,263,162)	(617,886)	-	(6,881,348)
Balance March 31, 2022	500	$-	19,915,090	$19,915	(5,657)	$(62,406)	$117,949,487	$(115,977,464)	$1,263,309	$(83,222)	$3,109,319

Stock based compensation	-	-	289,749	290	-		2,186,865	-	-	-	2,187,155
Shares issued for prepaid services	-	-	50,000	50	-		37,150	-	-	-	37,200
Stock warrants issued with note payable	-	-	-	-	-		1,895,390	-	-	-	1,895,390
Foreign currency translation adjustments	-	-	-	-	-		-	-	-	(24,659)	(24,659)
Net loss for the three months ended June 30, 2022	-	-	-	-	-		-	(8,337,066)	(367,872.00)	-	(8,704,938.00)
Balance June 30, 2022	500	$-	20,254,839	$20,255	(5,657)	$(62,406)	$122,068,892	$(124,314,530)	$895,437	$(107,881)	$(1,500,533)

The accompanying notes are an integral part of these consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,421,383)	$(15,586,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,122	283,947
Impairment of investment	-	50,000
Impairment of intangible assets	-	7,531
Accretion of debt discount and issuance cost	3,860,225	647,007
Stock based compensation	7,885,751	3,349,362
Derivative expense	13,144	-
Currency translation	220,518	-
Bad debt expense	75,874	53,166
Gain on forgiveness of debt	-	(147,256)
Settlement of vendor liabilities	(23,589)	2,867
Change in fair value of derivative liability	-	(3,729)
Loss on marketable securities	-	231
Non-cash lease expense	-	71,705
Changes in operating assets and liabilities:
Accounts receivable	95,976	(86,286)
Inventory	234,585	(128,986)
Prepaid expenses	(168,434)	66,090
Operating lease right of use asset	29,107	-
Deposits and other assets	(77,286)	(450,378)
Accounts payable and accrued expenses	5,056,145	1,240,586
Deferred revenue	22,354	28,424
Operating lease liability	(65,681)	(18,451)
Net Cash Used In Operating Activities	(3,190,572)	(10,620,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	-	(170,544)
Cash received from sale of interest in OGC	250,000	-
Cash paid for investments in marketable securities	-	(48,878)
Cash consideration for acquisition	-	44,977
Purchases of digital assets	-	(192,795)
Net (Cash Used) and Cash Provided by Investing Activities	250,000	(367,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrant	753,693	-
Net proceeds from issuance of notes	570,560	1,277,614
Repayment of notes	(991,664)	(1,258,442)
Proceeds from issuance of convertible note	2,626,600	3,874,736
Repayment of convertible notes	(1,839,778)	(112,275)
Proceeds from issuance of common stock and warrants	1,219,138	4,997,301
Net Cash Provided By Financing Activities	$2,338,549	$8,778,934

Effect of exchange rate changes on cash	-	(29,609)

Net Change in Cash	(602,023)	(2,238,071)
Cash - Beginning of period	$706,224	3,794,734
Cash - End of period	$104,201	$1,556,663

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for the conversion of convertible notes payable	$1,451,940	$-
Beneficial conversion feature issued with convertible note	$2,000,000	$-
Shares issued with notes payable	$26,250	$-
Shares issued for prepaid services	$213,750	$106,200
Shares issued for acquisition of non-controlling interest in consolidated subsidiaries	$1,439,837	$-
Deemed dividend	$12,562,834	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

June 30, 2023

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

On May 30, 2023, the Company acquired an additional 15% equity interest in Dune, Inc. bringing our total ownership to 100%. Dune, Inc., has been consolidated due to the Company’s ownership of 50% voting control, and the results of operations have been included since the date of acquisition on October 3, 2021, in the Statements of Operations.

On June 30, 2023, the Company acquired an additional 10% of the membership interests of Plant Camp, LLC, bringing our total ownership to 100%. Plant Camp, LLC has been consolidated due to the Company’s ownership of 50% voting control, and the results of operations have been included since the date of acquisition on June 4, 2021, in the Statements of Operations.

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

As of June 30, 2023, the Company’s consolidated subsidiaries and/or entities are as follows:

Name of combined affiliate	State or other jurisdiction of incorporation or organization	Company Ownership Interest
Jerrick Ventures LLC	Delaware	100%
Abacus Tech Pty Ltd	Australia	100%
Creatd Ventures LLC	Delaware	100%
CEOBloc LLC	Delaware	100%
Dune Inc.	Delaware	100%
OG Collection, Inc.	Delaware	86%
Orbit Media LLC	New York	56%
WHE Agency, Inc.	Delaware	95%

As of June 30, 2023, Creatd Ventures, LLC (formerly Creatd Partners, LLC) is operating three DBAs for Brave Foods, Plant Camp, and Basis (formerly Denver Bodega, LLC).

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

The Company’s Level 1 assets/liabilities include cash, accounts receivable, marketable trading securities, accounts payable, marketable trading securities, prepaid and other current assets, line of credit and due to related parties. Management believes the estimated fair value of these accounts at June 30, 2023 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

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

The following tables provide a summary of the relevant liabilities that are measured at fair value on a recurring basis:

Fair Value Measurements as of

June 30, 2023

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities	$13,144	$-	$-	$13,144
Total Liabilities	$13,144	$-	$-	$13,144

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) or Financial Claims Scheme (“FCS”) insurable limits. The Company has never experienced any losses related to these balances. The uninsured cash balance as of June 30, 2023, was $0. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company provides credit in the normal course of business. The Company maintains allowances for credit losses on factors surrounding the credit risk of specific customers, historical trends, and other information.

The Company operates in Australia and holds total assets of $980,404. It is reasonably possible that operations located outside an entity’s home country will be disrupted in the near term.

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

Long-lived Assets Including Acquired Intangible Assets

We evaluate the recoverability of property and equipment, acquired finite-lived intangible assets and, purchased infinite life digital assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. Digital assets accounted for as intangible assets are subject to impairment losses if the fair value of digital assets decreases other than temporarily below the carrying value. The fair value is measured using the quoted price of the crypto asset at the time its fair value is being measured. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. During the three and six months ended June 30, 2023, the Company recorded an impairment charge of $0 for intangible assets.

Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. We routinely review the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If we change the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life. The remaining weighted average life of the intangible assets is 8.51 years.

Scheduled amortization over the next five years are as follows:

Twelve months ending June 30,

2024	$32,097
2025	32,097
2026	23,176
2027	20,961
2028	20,961
Thereafter	61,961
Total	191,253

Intangible assets not subject to amortization	-
Total Intangible Assets	$191,253

Amortization expense was $38,831 and $147,711 for the six months ended June 30, 2023 and 2022, respectively.

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

During the six months ended June 30, 2023, the Company did not acquire any additional goodwill or recognize any additional impairment of goodwill.

The following table sets forth a summary of the changes in goodwill for the six months ended June 30, 2023

For the Three Months Ended June 30, 2023
Total
As of January 1, 2023	$46,460
Goodwill acquired in a business combination	-
Impairment of goodwill	-
As of June 30, 2023	46,460

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

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price. The transaction price for any given subscriber could decrease based on any payments made to that subscriber. A subscriber may be eligible for payment through one or more of the monetization features offered to Vocal creators, including earnings through reads (on a cost per mile basis) and cash prizes offered to Challenge winners;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, we satisfy a performance obligation.

Revenue disaggregated by revenue source for the three and six months ended June 30, 2023 and 2022 consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Agency (Managed Services, Branded Content, & Talent Management Services)	$192,150	$587,916	$439,338	$1,171,057
Platform (Creator Subscriptions)	310,377	400,367	609,572	908,600
Ecommerce	196,837	634,966	607,731	889,690
Affiliate Sales	-	2,652	28,868	5,292
Other Revenue	-	-	-	-
	$699,364	$1,625,901	$1,685,509	$2,974,639

The Company utilizes the output method to measures the results achieved and value transferred to a customer over time. Timing of revenue recognition for the three and six months ended June 30, 2023 and 2022 consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Products and services transferred over time	$50,227	$988,283	$1,077,779	$2,079,657
Products transferred at a point in time	196,837	637,618	636,599	894,982
	$699,364	$1,625,901	$1,685,509	$2,974,639

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

Below are the significant components of a typical agreement pertaining to branded content revenue:

●	The Company collects fixed fees ranging from $5,000 to $60,000, with branded challenges ranging from $10,000 to $25,000 and branded articles ranging from $2,500 to $10,000 per article.

●	Branded articles are created and published, and challenges are completed, within three months of the signed agreement, or as previously negotiated with the client.

●	Branded articles and challenges are promoted per the contract and engagement reports are provided to the client.

●	Most contracts include provisions for clients to acquire content rights at the end of the campaign for a flat fee.

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

Deferred Revenue

Deferred revenue consists of billings and payments from clients in advance of revenue recognition. The Company has two types of deferred revenue, subscription revenue whereas the revenue is recognized over the subscription period and contract liabilities where the performance obligation was not satisfied. The Company will recognize the deferred revenue within the next twelve months. As of June 30, 2023, the Company had deferred revenue of $321,763.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried when the Company has performed the work in accordance with managed services, project, partner, consulting and branded content agreements. For example, we bill a managed service client monthly when we have updated their Amazon store, modified SEO, or completed the other services listed in the agreement. For projects and branded content, we will bill the client and record the receivable once milestones are reached that are set in the agreement. We make estimates for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers. During the six months ended June 30, 2023, the Company recorded $75,874 for bad debt expense. As of June 30, 2023, the Company has an allowance for doubtful accounts of $2,803.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. Inventories are periodically evaluated to identify obsolete or otherwise impaired products and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used. As of June 30, 2023, the Company had a reserve for obsolescence of $264,977.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. For the six months ended June 30, 2023, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at June 30, 2023 and 2022:

	June 30,
	2023	2022
Series E preferred	109,223	121,359
Options	4,391,600	2,994,267
Warrants	148,346,483	8,607,661
Convertible notes	63,825,000	2,000,000
Totals	216,672,306	13,723,287

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

As reflected in the consolidated financial statements, as of June 30, 2023, the Company had an accumulated deficit of $179 million, a net loss of $20.4 million and net cash used in operating activities of $3.2 million for the 6 months in the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Note 4 – Inventory

Inventory was comprised of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Raw Materials	$-	$-
Packaging	-	34,632
Finished goods	170,385	370,335
	$170,385	$404,970

Note 5 – Notes Payable

Notes payable as of June 30, 2023 and December 31, 2022 is as follows:

	Outstanding Principal as of
	June 30, 2023	December 31, 2022	Interest Rate	Maturity Date
The April 2020 PPP Loan Agreement*	198,577	198,577	5%	April 2022
First Denver Bodega LLC Loan	-	38,014	5%	March 2025
The Third May 2022 Loan Agreement*	1,989	9,409	-%	November 2022
The Fourth May 2022 Loan Agreement*	24,116	31,701	-%	November 2022
The Second June 2022 Loan agreement*	34,500	39,500	-%	October 2022
The First August 2022 Loan Agreement	130,615	130,615	14%	July 2023
The Second August 2022 Loan Agreement	32,950	387,950	-%	January 2023
The First September 2022 Loan Agreement	21,504	73,236	-%	December 2023
The Second September 2022 Loan Agreement	566,625	763,625	-%	May 2023
The Third September 2022 Loan Agreement	63,964	256,964	-%	October 2023
The November 2022 Loan	-	68,211	-%	June 2023
The First February 2023 Loan Agreement	321,891	-	14%	July 2023
The April 2023 Loan Agreement	50,000	-	18%	April 2023
The May 2023 Loan Agreement	63,633	-	-%	November 2024
The June 2023 Loan Agreement	13,000	-	-%	September 2023
	1,523,364	1,997,803
Less: Debt Discount	(49,234)	(314,108)
	1,474,130	1,683,694
Less: Current Debt	(1,474,130)	(1,645,680)
Total Long-Term Debt	$-	$38,014

*	Note is in default as of June 30, 2023

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

During the six months ended June 30, 2023, the Company accrued interest of $4,924.

As of June 30, 2023, the Loan is in default, and the lender may require immediate payment of all amounts owed under the Loan or file suit and obtain judgment.

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

On May 30, 2023, the holder of the remaining note agreed to convert the note into Common Stock at a price of $0.06 per share.

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

As of June 30, 2023, the Loan is in default. During the six months ended June 30, 2023, the Company repaid $7,420 in principal.

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

As of June 30, 2023, the Loan is in default. During the six months ended June 30, 2023, the Company repaid $7,585 in principal.

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

As of June 30, 2023, the Loan is in default. During the six months ended June 30, 2023, the Company repaid $5,000 in principal.

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

During the six months ended June 30, 2023, the Company accrued $9,068 in interest.

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

During the six months ended June 30, 2023, the Company repaid $355,000 in principal.

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

During the six months ended June 30, 2023, the Company repaid $51,733 in principal.

The Second September 2022 Loan Agreement

On September 22, 2022, the Company entered into a loan agreement (the “Second September 2022 Loan Agreement”) with a lender (the “Second September 2022 Lender”), whereby the Second September 2022 Lender issued the Company a promissory note of $876,000 (the “Second September 2022 Note”). The Company received cash proceeds of $272,614 and rolled the remaining $303,386 of principal from the First May 2022 Loan Agreement. Pursuant to the Second September 2022 Loan Agreement, the Second September 2022 Note has a flat interest fee of $321,637, for an effective interest rate of 100%. The maturity date of the Second September 2022 Note is May 5, 2023 (the “Second September 2022 Maturity Date”). The Company is required to make weekly payment of $27,375. The Second September 2022 Note is secured by officers of the Company. On June 23, 2023, the Company and the Second September 2022 Lender executed an agreement amending the payment terms and extending the Second September 2022 Maturity Date to December 31, 2023.

The Company recorded a $300,000 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the six months ended June 30, 2023, the Company repaid $197,000 in principal.

The Third September 2022 Loan Agreement

On September 22, 2022, the Company entered into a loan agreement (the “Third September 2022 Loan Agreement”) with a lender (the “Third September 2022 Lender”), whereby the Third September 2022 Lender issued the Company a promissory note of $365,000 (the “Third September 2022 Note”). The Company received cash proceeds of $110,762 and rolled the remaining $129,053 of principal from the Second May 2022 Loan Agreement. Pursuant to the Third September 2022 Loan Agreement, the Third September 2022 Note has a flat interest fee of $139,524, for an effective interest rate of 143%. The maturity date of the Third September 2022 Note is May 5, 2023 (the “Second September 2022 Maturity Date”). The Company is required to make weekly payment of $13,036. The Third September 2022 Note is secured by officers of the Company. On June 9, 2023, the Company and the Third September 2022 Lender executed an agreement amending the payment terms and extending the Third September 2022 Maturity Date to October 12, 2023.

The Company recorded a $300,000 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

During the six months ended June 30, 2023, the Company repaid $193,000 in principal.

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

During the six months ended June 30, 2023, the Company repaid this note in full.

The First February 2023 Loan Agreement

On February 13, 2023, the Company entered into a secured loan agreement (the “First February 2023 Loan Agreement”) with a lender (the “First February 2023 Lender”), whereby the First February 2023 Lender issued the Company a secured promissory note of $424,755 AUD or $321,891 United States Dollars (the “First February 2023 Note”). Pursuant to the First February 2023 Loan Agreement, the First February 2023 Note has an effective interest rate of 14%. The maturity date of the First February 2023 Note is June 30, 2023 (the “First February 2023 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the First February 2023 Loan Agreement are due. The Company has the option to extend the Maturity date by 60 days. The loan is secured by the Australian research & development credit. As of June 30, 2023, this note was in default.

During the six months ended June 30, 2023, the Company accrued $15,063 in interest.

The April 2023 Loan Agreement

On April 20, 2023, the Company entered into a loan agreement (the “April 2023 Loan Agreement”) with a lender (the “April 2023 Lender”), whereby the April 2023 Lender issued the Company a promissory note of $130,000 (the “April 2023 Note”). Pursuant to the April 2023 Loan Agreement, the April 2023 Note has an effective interest rate of 18%. The maturity date of the April 2023 Note is April 26, 2023 (the “April 2023 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the April 2023 Loan Agreement are due. As of June 30, 2023, this note was in default.

During the six months ended June 30, 2023, the Company accrued $2,133 in interest and repaid $80,000 in principal.

The May 2023 Loan Agreement

On May 15, 2023, the Company entered into a loan agreement (the “May 2023 Loan Agreement”) with a lender (the “May 2023 Lender”), whereby the May 2023 Lender issued the Company a promissory note of $114,872 (the “May 2023 Note”). Pursuant to the May 2023 Loan Agreement, the May 2023 Note has a flat interest fee of $12,672, for an effective interest rate of 20%. The maturity date of the May 2023 Note is November 12, 2024 (the “May 2023 Maturity Date”). The Company is required to make monthly payments of $12,764.

During the six months ended June 30, 2023, the Company repaid $51,239 in principal.

The June 2023 Loan Agreement

On June 29, 2023, the Company entered into a loan agreement (the “June 2023 Loan Agreement”) with a lender (the “June 2023 Lender”), whereby the June 2023 Lender issued the Company a promissory note of $13,000 (the “June 2023 Note”). The maturity date of the May 2023 Note is September 30, 2023 (the “June 2023 Maturity Date”).

The Company recorded a $500 debt discount relating to an original issue discount. The debt discount and debt issuance costs are being accreted over the life of the note to accretion of debt discount and issuance cost.

Note 6 – Convertible Notes Payable

Convertible notes payable as of June 30, 2023 and December 31, 2022 is as follows:

	Outstanding Principal as of	Outstanding Principal as of					Warrants granted
	June 30,	December 31,	Interest	Conversion		Maturity		Exercise
	2023	2022	Rate	Price		Date	Quantity	Price
The May 2022 Convertible Loan Agreement	-	50,092	11%	-	(*)	May-23	-	-
The May 2022 Convertible Note Offering	990,000	990,000	18%	2.00	(*)	November-22	4,000,000	$3.00 – $6.00
The July 2022 Convertible Note Offering*	2,250,000	3,750,000	18%	0.20	(*)	March-23	2,150,000	$3.00 – $6.00
The First October 2022 Convertible Loan Agreement	-	104,250	10%	-	(*)	September-23
The Second October 2022 Convertible Loan Agreement	111,428	300,000	10%	-	(*)	October-23
The Third October 2022 Convertible Loan Agreement	-	866,650	10%	0.20	(*)	April-23
The December 2022 Convertible Loan Agreement**	250,000	750,000	-%	0.20	(*)	April-23	562,500.00	$0.20
The January 2023 Loan Agreement**	847,500	-	-%		(*)	June-23	-	$-
The February 2023 Loan Agreement**	1,387,500	-	-%		(*)	June-23	-	$-
The March 2023 Loan Agreement	92,975	-	10%		(*)	March-24	-	$-
The April 2023 Loan Agreement	109,500	-	10%		(*)	May-24	-	$-
The First May 2023 Loan Agreement	303,500	-	10%		(*)	May-24	2,200,000	$0.125
The Second May 2023 Loan Agreement	86,250	-	10%		(*)	February-24	-	$-
The June 2023 Loan Agreement	77,420	-	-%	0.20	(*)	December-23	86,100	$0.20
	6,506,073	6,810,992
Less: Debt Discount	(173,680)	(1,426,728)
Less: Debt Issuance Costs	(5,477)	(14,665)
	6,326,916	5,369,599

(*)	As subject to adjustment as further outlined in the notes
*	Note was in default as of June 30, 2023
**	Note is in default as of the date of this filing

The May 2022 Convertible Loan Agreement

On May 20, 2022, the Company entered into a loan agreement (the “May 2022 Loan Agreement”) with a lender (the “May 2022 Lender”), whereby the May 2022 Lender issued the Company a promissory note of $115,163 (the “May 2022 Note”). Pursuant to the May 2022 Loan Agreement, the May 2022 Note has an interest rate of 11%. The May 2022 Note matures on the first (12th) month anniversary of its issuance date.

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

On September 15, 2022, the Company and six out of eight lenders May 2022 Investors agreed to forgive default interest and extend the maturity date to March 31, 2023, for a reduced conversion price of $0.20 for the convertible notes and warrants. Since the PV cashflows of the new and old debt were more than 10% differences the company used extinguishment accounting. As part of the agreement the Company recognized $1,083,684 as loss on extinguishment of debt due to the remaining debt discount and recognized $331,861 as a gain on extinguishment of debt due to the forgiveness of interest. The company also recognized an additional $75,610 of debt discount from the change in relative fair value on the warrants. The remaining notes are in default as of June 30, 2023.

During the six months ended June 30, 2023, the Company accrued $88,368 in interest.

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

During the six months ended June 30, 2023, the Company repaid $1,500,000 in principal.

As of June 30, 2023, the notes included in the July 2022 Convertible Note Offering are in default.

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

During the six months ended June 30, 2023, the Company repaid the First October 2022 Note in full.

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

During the six months ended June 30, 2023, the repaid $188,571 in principal.

Subsequent to June 30, 2023, the Company repaid the Second October 2022 Note in full.

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

During the six months ended June 30, 2023, the Third October 2022 Lender converted the remaining balance of $866,650 into 4,333,250 shares of the Company’s common stock.

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

During the six months ended June 30, 2023, the December 2022 Lender converted $500,000 into 2,500,000 shares of the Company’s common stock.

As of the date of this filing, this note is in default.

The January 2023 Loan Agreement

On January 13, 2023, the Company entered into a loan agreement (the “January 2023 Loan Agreement”) with a lender (the “January 2023 Lender”), whereby the January 2023 Lender issued the Company a promissory note of $847,500 (the “January 2023 Note”). The maturity date of the January 2023 Note is June 13, 2023 (the “January 2023 Maturity Date”).

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

The March 2023 Loan Agreement

On March 31, 2023, the Company entered into a loan agreement (the “March 2023 Loan Agreement”) with a lender (the “March 2023 Lender”), whereby the March 2023 Lender issued the Company a promissory note of $129,250 (the “March 2023 Note”). Pursuant to the March 2023 Loan Agreement, the March 2023 Note has an interest rate of 10%. The maturity date of the March 2023 Note is March 31, 2024 (the “March 2023 Maturity Date”).

On October 1, 2023, the March 2023 Note is convertible into shares of the Company’s common stock, par value $0.001 per share (“Conversion Shares”) equal to 65% of the average of the lowest three trading prices of the Company’s common stock on the ten-trading day immediately preceding the date of the respective conversion.

The Company recorded a $4,250 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

Subsequent to June 30, 2023, the Company repaid the March 2023 Note in full.

The April 2023 Loan Agreement

On April 24, 2023, the Company entered into a loan agreement (the “April 2023 Loan Agreement”) with a lender (the “April 2023 Lender”), whereby the April 2023 Lender issued the Company a promissory note of $109,250 (the “April 2023 Note”). Pursuant to the April 2023 Loan Agreement, the April 2023 Note has an interest rate of 10%. The maturity date of the April 2023 Note is April 24, 2024 (the “April 2023 Maturity Date”).

On October 21, 2023, the April 2023 Note is convertible into shares of the Company’s common stock, par value $0.001 per share (“Conversion Shares”) equal to 65% of the lowest trading price of the Company’s common stock on the ten-trading day immediately preceding the date of the respective conversion.

The Company recorded a $9,500 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

The First May 2023 Loan Agreement

On May 16, 2023, the Company entered into a loan agreement (the “First May 2023 Loan Agreement”) with a lender (the “First May 2023 Lender”), whereby the First May 2023 Lender issued the Company a promissory note of $275,000 (the “First May 2023 Note”). Pursuant to the First May 2023 Loan Agreement, the First May 2023 Note has an interest rate of 10%. The maturity date of the First May 2023 Note is May 16, 2024 (the “First May 2023 Maturity Date”). As additional consideration for entering in the First May 2022 Loan Agreement, the Company issued 2,200,000 warrants of the Company’s common stock and 375,000 restricted shares of the Company’s common stock.

The First May 2023 Note is convertible into shares of the Company’s common stock, par value $0.001 per share (“Conversion Shares”) at a price of $0.075 per share.

The Company recorded a $60,000 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

The Second May 2023 Loan Agreement

On May 24, 2023, the Company entered into a loan agreement (the “Second May 2023 Loan Agreement”) with a lender (the “Second May 2023 Lender”), whereby the Second May 2023 Lender issued the Company a promissory note of $86,250 (the “Second May 2023 Note”). Pursuant to the Second May 2023 Loan Agreement, the Second May 2023 Note has an interest rate of 10%. The maturity date of the Second May 2023 Note is February 28, 2024 (the “Second May 2023 Maturity Date”). Beginning June 30, 2023, the Company is required to make 9 monthly payments of $11,021.

At any time following an event of default, the Second May 2023 Note is convertible into shares of the Company’s common stock, par value $0.001 per share (“Conversion Shares”) equal to 61% of the lowest trading price of the Company’s common stock in the twenty-trading day immediately preceding the date of the respective conversion.

The Company recorded a $16,250 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.

The June 2023 Loan Agreement

On June 23, 2023, the Company entered into a loan agreement (the “June 2023 Loan Agreement”) with Jeremy Frommer, the Company’s CEO, whereby the Mr. Frommer issued the Company a promissory note of $86,100 (the “June 2023 Note”). Pursuant to the June 2023 Loan Agreement, the June 2023 Note has an effective interest rate of 18%. The maturity date of the June 2023 Note is December 23, 2023 (the “June 2023 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the June 2023 Loan Agreement are due. The June 2023 Note is convertible into the Company’s common stock at a price of $0.20 per share.

During the six months ended June 30, 2023, the Company accrued $2,434 in interest.

Note 7 – Related Party

Officer compensation

During the six months ended June 30, 2023 and 2022, the Company paid $96,550 and $48,655, respectively for living expenses for officers of the Company.

Related Party Notes Payable

On June 23, 2023, the Company entered into a loan agreement (the “June 2023 Loan Agreement”) with Jeremy Frommer, the Company’s CEO, whereby the Mr. Frommer issued the Company a promissory note of $86,100 (the “June 2023 Note”). Pursuant to the June 2023 Loan Agreement, the June 2023 Note has an effective interest rate of 18%. The maturity date of the June 2023 Note is December 23, 2023 (the “June 2023 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the June 2023 Loan Agreement are due. The June 2023 Note is convertible into the Company’s common stock at a price of $0.20 per share.

Note 8 – Derivative Liabilities

The Company has identified derivative instruments arising from a make-whole feature in the Company’s outstanding Equity Line of Credit at June 30, 2023.

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

Expected term: The Company’s remaining term is based on the remaining contractual life of the make-whole feature.

The following are the changes in the derivative liabilities during the six months ended June 30, 2023:

	Six Months Ended June 30, 2023
	Level 1	Level 2	Level 3
Derivative liabilities as January 1, 2023	$-	$-	$-
Addition	-	-	58,970
Changes in fair value	-	-	-
Extinguishment	-	-	(45,826)
Derivative liabilities as June 30, 2023	-	-	13,144

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

On March 13, 2023, the Company sold 1,500,000 shares of its common stock pursuant to the Investment Agreement entered into on the October 20, 2022, between the Company and Coventry for gross proceeds of $300,000 to the Company.

On March 14, 2023, the Company issued 44,248 shares of its restricted common stock to consultants in exchange for services at a fair value of $5,000.

On March 27, 2023, the Company issued 1,892,780 shares of its restricted common stock to consultants in exchange for services at a fair value of $246,061.

On April 26, 2023, the Company issued 100,000 shares of its restricted common stock to consultants in exchange for services at a fair value of $11,400.

On May 3, 2023, the Company sold 1,409,841 shares of its common stock pursuant to the Investment Agreement entered into on the October 20, 2022, between the Company and Coventry Enterprises for gross proceeds of $100,000 to the Company. Additionally, the Company issued 2,729,522 shares of its common stock to Coventry Enterprises at a fair value of $240,198 as a result of triggering the make-whole feature in the Company’s outstanding Equity Line of Credit.

On May 16, 2023, the Company issued 375,000 shares of its restricted common stock at a fair value of $26,250 to the First May 2023 Lender as additional consideration for entering into the First May 2023 Loan Agreement.

On May 30, 2023, the Company issued 569,300 shares of its restricted common stock at a fair value of $34,158 in exchange for the conversion of the remaining Denver Bodega LLC Note Payable.

On May 30, 2023, the Company issued 491,133 shares of its restricted common stock at a fair value of $297,401 in exchange for the remaining equity interest in Dune Inc.

On May 31, 2023, the Company issued 100,000 shares of its restricted common stock to consultants in exchange for services at a fair value of $5,700.

On June 20, 2023, the Company sold 1,382,744 shares of its common stock pursuant to the Investment Agreement entered into on the October 20, 2022, between the Company and Coventry Enterprises for gross proceeds of $69,137 to the Company. Additionally, the Company issued 1,177,839 shares of its common stock to Coventry Enterprises at a fair value of $50,649 in consideration for an extension on mandatory monthly payments due under the Second October 2022 Loan Agreement.

On June 20, 2023, the Company issued equity awards totaling 6,235,360 shares to officers and the employees of the Company at a fair value of $268,120.

On June 29, 2023, the Company issued 1,150,000 shares of its common stock to consultants in exchange for services at a fair value of $296,720.

On June 30, 2023, the Company issued 200,000 shares of its restricted common stock at a fair value of $244,428 in exchange for the remaining equity interest in Plant Camp LLC.

Stock Options

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – January 1, 2023 – outstanding	4,408,267	4.01	3.80
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	(16,667)	14.10	-
Balance – June 30, 2023 – outstanding	4,391,600	4.01	3.80
Balance – June 30, 2023 – exercisable	3,756,600	4.42	3.78

Option Outstanding			Option Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)
$4.01	4,391,600	3.80	4.42	3,756,600	3.78

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $7,868,533 for the six months ended June 30, 2023.

As of June 30, 2023, there was $0 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans.

Warrants

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The following is a summary of the Company’s warrant activity:

	Warrant	Weighted Average Exercise Price
Balance – January 1, 2023 – outstanding	16,261,770	2.94
Granted	135,911,917	0.78
Exercised	(3,769,059)	0.05
Forfeited/Cancelled	(58,076)	16.59
Balance – June 30, 2023 – outstanding	148,346,483	0.22
Balance – June 30, 2023 – exercisable	148,346,483	$0.22

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.22	148,346,483	4.48	0.22	148,346,483	4.48

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

During the three months ended June 30, 2023, a total of 2,936,100 warrants were issued with convertible notes and notes payable. The warrants have a grant date. Fair value of $190,935 using a Black-Scholes option-pricing model and the above assumptions.

During the three months ended June 30, 2023, some of the Company’s warrants had a down-round provision triggered that also resulted in an additional 88,318,466 warrants to be issued. A deemed dividend of $5,745,484 was recorded to the Statements of Comprehensive Loss.

Note 10 – Commitments and Contingencies

Litigation

Skube v. WHE Agency Inc., et al

A complaint against WHE, Creatd and Jeremy Frommer filed December 22, 2022, was filed in the Supreme Court of the State of New York, New York County, by Jessica Skube, making certain claims alleging conversion, trespass to chattel, unjust enrichment, breach of contract, fraud in the inducement, seeking damages of $161,000 and punitive damages of $500,000. Skube filed an Order to Show Cause, which the Company opposed, which was denied. Given the premature nature of this case, it is still too early for the Company to make an assessment as to liability.

Lind Global v. Creatd, Inc.

A complaint against Creatd dated September 21, 2022, has been filed in the Supreme Court of the State of New York, New York County, by Lind Global Macro Fund LP and Lind Global Fund II LP, making certain claims alleging breach of contract related to two Securities Purchase Agreements executed on May 31, 2022, seeking damages in excess of $920,000. The Company filed a Motion to Dismiss, which was denied. The Company then submitted an Answer. Given the premature nature of this case, it is still too early for the Company to make an assessment as to liability.

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

Lease Agreements

The Company currently does not own any properties. Our corporate headquarters consists of a total of 8,000 square feet and is located at 419 Lafayette Street, 6th Floor, New York, NY, 10003. The current lease term is 7 years commencing May 1, 2022. The total amount remaining under this lease is $3,100,693.

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

The Company will pay severance in the aggregate amount of $475,000, payable as follows: (i) 1/24 will be paid on each of September 15, 2022, October 1, 2022 and November 1, 2022, respectively; (ii) 1/8 will be paid on each of December 1, 2022, January 1, 2023 and February 1, 2023, respectively; (iii)¼4 will be paid on April 1, 2023; and (iv) the balance will be paid on May 1, 2023. The Company has executed and delivered a Confession of Judgment concerning the severance amount, which is being held in escrow pending satisfaction of payment.

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

Note 12 – Segment Information

We operate in four reportable segments: Creatd Labs, Creatd Ventures, and Creatd Partners are our three main operating segments. Our fourth segment, Creatd Studios, has high quality capabilities in place for future growth but is not current an operating segment of focus. Our segments were determined based on the economic characteristics of our products and services, our internal organizational structure, the manner in which our operations are managed and the criteria used by our Chief Operating Decision Maker (CODM) to evaluate performance, which is generally the segment’s operating losses.

Operations of:	Products and services provided:
Creatd Labs	Creatd Labs is the segment focused on development initiatives. Creatd Labs houses the Company’s proprietary technology, including its flagship platform, Vocal, as well as oversees the Company’s content creation framework, and management of its digital communities. Creatd Labs derives revenues from Vocal creator subscriptions, platform processing fees and technology licensing fees.

Creatd Ventures	Creatd Ventures builds, develops, and scales e-commerce brands. This segment generates revenues through product sales of its two majority-owned direct-to-consumer brands, Camp and Dune Glow Remedy.
Creatd Partners	Creatd Partners fosters relationships between brands and creators through its suite of agency services, including content marketing (Vocal for Brands), performance marketing (Seller’s Choice), and influencer marketing (WHE Agency). Creatd Partners derives revenues in the form of brand fees and talent management commissions.

The following tables present certain financial information related to our reportable segments and Corporate:

	As of June 30, 2023
	Creatd Labs	Creatd Ventures	Creatd Studios	Creatd Partners	Corporate	Total

Accounts receivable, Net	$31,310	$9,630	$-	$26,633	$-	$67,573
Prepaid expenses and other current assets	$-	$-	$-	$-	$368,231	$368,231
Deposits and other assets	$-	$-	$-	$-	$874,517	$874,517
Intangible assets	$-	$191,253	$-	$-	$-	$191,253
Goodwill	$-	$46,460	$-	$-	$-	$46,460
Inventory	$16,374	$154,011	$-	$-	$-	$170,385
All other assets	$-	$-	$-	$350	$2,210,068	$2,210,418
Total Assets	$47,684	$401,353	$-	$26,983	$3,452,816	$3,928,837

Accounts payable and accrued liabilities	$652,394	$1,772,273	$9,000	$445,424	$9,719,177	$12,598,276
Notes payable and convertible notes, net of debt discount and issuance costs	$516,139	$82,116	$-	$-	$7,202,791	$7,801,046
Deferred revenue	$321,763	$-	$-	$-	$-	$321,763
All other Liabilities	$-	$-	$-	$-	$2,253,794	$2,253,794
Total Liabilities	$1,490,295	$1,854,390	$9,000	$445,424	$19,175,762	$22,974,879

	As of December 31, 2022
	Creatd Labs	Creatd Ventures	Creatd Studios	Creatd Partners	Corporate	Total

Accounts receivable, net	$-	$11,217	$-	$228,206	$-	$239,423
Prepaid expenses and other current assets	23,712	40,681	-	-	64,154	128,547
Deposits and other assets	629,955	2,600	-	-	164,676	797,231
Intangible assets	-	207,301	-	-	22,783	230,084
Goodwill	30,125	46,460	-	-	-	76,585
Inventory	-	374,845	-	-	-	374,845
All other assets	-	-	-	-	2,973,034	2,973,034
Total Assets	$683,792	$683,104	$-	$228,206	$3,224,647	$4,819,749

Accounts payable and accrued liabilities	$8,495	$1,635,298	$-	$509,931	$5,411,996	$7,565,720
Note payable, net of debt discount and issuance costs	130,615	184,160	-	-	1,368,919	1,683,694
Deferred revenue	275,017	-	-	24,392	-	299,409
All other Liabilities	-	-	-	-	7,774,125	7,774,125
Total Liabilities	$414,127	$1,819,458	$-	$534,323	$14,555,040	$17,322,948

	For the three months ended June 30, 2023
	Creatd Labs	Creatd Ventures	Creatd Studios	Creatd Partners	Corporate	Total

Net revenue	$310,377	$196,837	$-	$192,150	$-	$699,364
Cost of revenue	$266,012	$94,966	$-	$76,609	$-	$437,586
Gross margin	$44,365	$101,872	$-	$115,541	$-	$261,778

Compensation	$126,155	$121,657	$63,244	$63,077	$346,926	$721,059
Research and development	$46,301	$-	$-	$-	$-	$46,301
Marketing	$371,809	$-	$-	$-	$-	$371,809
Stock based compensation	$108,098	$54,049	$27,024	$54,049	$314,487	$557,707
General and administrative	$224,611	$160,284	$97,518	$111,233	$621,061	$1,214,707
Depreciation and amortization	$-	$25,924	$-	$-	$36,907	$62,831
Total operating expenses	$876,974	$361,913	$187,787	$228,359	$1,319,381	$2,974,414

Interest expense	$(15,677)	$(5,332)	$-	$-	$(72,972)	$(93,981)
All other expenses	$-	$-	$-	$-	$(1,659,241)	$(1,659,241)

Other expenses, net	$(15,677)	$(5,332)	$-	$-	$(1,732,213)	$(1,753,222)
Loss before income tax provision and equity in net loss from unconsolidated investments	$(848,286)	$(265,373)	$(187,787)	$(112,818)	$(3,051,594)	$(4,465,858)

	For the three months ended June 30, 2022
	Creatd Labs	Creatd Ventures	Creatd Studios	Creatd Partners	Corporate	Total

Net revenue	$496,673	$486,250	$-	$642,978	$-	$1,625,901
Cost of revenue	$718,636	$649,433	$-	$426,350	$-	$1,794,419
Gross margin	$(221,963)	$(163,183)	$-	$216,628	$-	$(168,518)

Compensation	$135,811	$201,285	$-	$259,359	$305,026	$901,480
Research and development	$134,724	$-	$-	$89,788	$-	$224,512
Marketing	$665,293	$538,296	$-	$73,921	$-	$1,277,510
Stock based compensation	$413,585	$374,922	$-	$429,729	$922,982	$2,141,218
General and administrative	$130,342	$367,222	$-	$381,432	$3,302,670	$4,181,666
Depreciation and amortization	$-	$76,440	$-	$38,100	$27,515	$142,055
Total operating expenses	$1,479,755	$1,558,165	$-	$1,272,329	$4,558,193	$8,868,441

Interest expense	$(15,099)	$-	$-	$-	$(5,261)	$(20,360)
All other expenses	$-	$-	$-	$-	$(691,154)	$(691,154)

Other expenses, net	$(15,099)	$-	$-	$-	$(696,415)	$(711,514)
Loss before income tax provision and equity in net loss from unconsolidated investments	$(1,716,817)	$(1,721,348)	$-	$(1,055,701)	$(5,254,608)	$(9,748,473)

	For the six months ended June 30, 2023
	Creatd Labs	Creatd Ventures	Creatd Studios	Creatd Partners	Corporate	Total

Net revenue	$609,572	$607,731	$28,868	$439,338	$-	$1,685,509
Cost of revenue	$498,110	$798,219	$2,500	$151,445	$-	$1,450,274
Gross margin	$111,462	$(190,488)	$26,368	$287,893	$-	$235,235

Compensation	$913,414	$255,707	$104,782	$65,715	$3,495,963	$4,835,582
Research and development	$177,927	$-	$-	$-	$-	$177,927
Marketing	$903,874	$3,456	$-	$-	$-	$907,330
Stock based compensation	$1,793,548	$1,592,938	$27,024	$1,739,499	$2,732,742	$7,885,751
General and administrative	$398,442	$237,417	$138,741	$189,994	$1,816,181	$2,780,775
Depreciation and amortization	$-	$33,291	$-	$-	$38,831	$72,122
Impairment of goodwill	$-	$-	$-	$-	$-	$-
Impairment of intangibles	$-	$-	$-	$-	$-	$-
Total operating expenses	$4,187,205	$2,122,809	$270,548	$1,995,208	$8,083,717	$16,659,487

Interest expense	$1,101	$(5,332)	$-	$2,266	$(157,386)	$(159,351)
All other expenses	$-	$-	$-	$-	$(3,837,780)	$(3,837,780)

Other expenses, net	$1,101	$(5,332)	$-	$2,266	$(3,995,166)	$(3,997,131)
Loss before income tax provision and equity in net loss from unconsolidated investments	$(4,074,642)	$(2,318,629)	$(244,180)	$(1,705,049)	$(12,078,883)	$(20,421,383)

	For the six months ended June 30, 2022
	Creatd Labs	Creatd Ventures	Creatd Studios	Creatd Partners	Corporate	Total

Net revenue	$1,004,941	$740,940	$-	$1,228,758	$-	$2,974,639
Cost of revenue	$1,424,832	$1,059,402	$-	$882,355	$-	$3,366,589
Gross margin	$(419,891)	$(318,462)	$-	$346,403	$-	$(391,950)

Compensation	$264,820	$396,727	$-	$508,967	$604,178	$1,774,692
Research and development	$269,600	$-	$-	$181,566	$-	$451,166
Marketing	$1,635,777	$1,552,002	$-	$181,753	$-	$3,369,531
Stock based compensation	$665,492	$601,220	$-	$678,277	$1,277,021	$3,222,010
General and administrative	$84,288	$258,767	$-	$250,956	$5,057,456	$5,509,712
Depreciation and amortization	$-	$147,711	$-	$69,699	$66,537	$283,947
Impairment of goodwill	$-	$-	$-	$-	$-	$-
Impairment of intangibles	$-	$-	$-	$-	$-	$-
Total operating expenses	$2,919,977	$2,956,427	$-	$1,871,219	$7,005,191	$14,611,058

Interest expense	$(28,328)	$-	$-	$-	$(5,928)	$(34,256)
All other expenses	$-	$-	$-	$-	$(549,022)	$(549,022)

Other expenses, net	$(28,328)	$-	$-	$-	$(554,950)	$(583,278)
Loss before income tax provision and equity in net loss from unconsolidated investments	$(3,368,196)	$(3,274,889)	$-	$(1,524,816)	$(7,560,141)	$(15,586,286)

Note 14 – Subsequent Events

Promissory Notes

Subsequent to June 30, 2023, the Company entered into a loan agreement with a lender whereby the lender issued the Company a promissory note of $13,000. The note has an OID of $500 and a maturity date of September 30, 2023.

Subsequent to June 30, 2023, the Company’s wholly-owned subsidiary, Abacus Tech Pty Ltd, entered into a loan agreement with a lender whereby the lender issued Abacus Tech Pty Ltd a promissory note with proceeds of $175,000 AUD. The note has a minimum OID of $23,000, which increases based upon the length of time the note is outstanding and has a maturity date of September 14, 2023. The note is secured by the Australian research & development credit.

Convertible Note

Subsequent to June 30, 2023, the Company entered into a loan agreement with a lender whereby the lender issued the Company a promissory note of $300,000. The note bears interest at a rate of 10% per annum and the Company is required to make monthly payments of $47,143 beginning in December of 2023. Upon an event of default, the note is convertible into the Company’s common stock at a price equal to 90% of the lowest per-share VWAP during the twenty-day trading period before the conversion. As additional consideration for entering into the note, the Company issued the lender 2,250,000 shares of its common stock as commitment shares at a fair value of $164,250.

Subsequent to June 30, 2023, the Company entered into a loan agreement with a lender whereby the lender issued the Company a promissory note of $261,250. The note bears interest at a rate of 12% per annum, has a maturity date of April 30, 2024, and the Company is required to make monthly payments of $45,417 beginning in October of 2023. Upon an event of default, the note is convertible into the Company’s common stock at the lower of $0.04 per share or a price equal to 75% of the lowest trading price during the ten-day trading period before the conversion. As additional consideration for entering into the note, the Company issued the lender 2,000,000 shares of its restricted common stock as commitment shares at a fair value of $84,000 and warrants to purchase 6,531,250 shares of the Company’s common stock for an exercise price of $0.04 per share.

Subsequent to June 30, 2023, the Company entered into a loan agreement with a lender whereby the lender issued the Company a promissory note of $143,000. The note bears interest at a rate of 10% per annum and a maturity date of July 27, 2024. Beginning January 27, 2024, the note is convertible into the Company’s common stock at a price equal to 65% of the lowest trading price during the ten-day trading period before the conversion.

Additional Purchase of Orbit Media LLC

Subsequent to June 30, 2023, the Company entered into a Membership Interest Purchase Agreement with Nicholas Scibilia, whereby the Company purchased an additional 17.5% in Orbit Media LLC in exchange for 1,093,750 shares of its restricted common stock with a fair value of $44,845.

Warrant Exchange

Subsequent to June 30, 2023, the Company granted warrant holders 18,480,000 warrants to exercise existing warrants. The Company issued 9,240,000 shares of common stock upon the exercise of these warrants and received $231,000 in connection with the exercise of the warrants.

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

On February 1, 2023, an investor entered into a Subscription Agreement whereby it purchased from OG Collection, Inc., a subsidiary of the Company (“OG”), 50,000 shares of common stock of OG for a purchase price of $250,000, and, in connection therewith OG, the Company, and the Investor entered into a Shareholder Agreement.

On February 3, 2023, the Company acquired an additional 5% of the membership interests of Orbit Media, LLC., bringing our total membership interests to 56%. Orbit has been consolidated due to the Company’s ownership of 51% voting control, and the results of operations have been included since the date of acquisition in the Statement of Operations.

On May 30, 2023, the Company acquired an additional 15% equity interest in Dune, Inc. bringing our total ownership to 100%. Dune, Inc., has been consolidated due to the Company’s ownership of 50% voting control, and the results of operations have been included since the date of acquisition in the Statements of Operations.

On June 30, 2023, the Company acquired an additional 10% of the membership interests of Plant Camp, LLC, bringing our total ownership to 100%. Plant Camp, LLC has been consolidated due to the Company’s ownership of 50% voting control, and the results of operations have been included since the date of acquisition in the Statements of Operations.

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

Appointment of new Chief Financial Officer

On May 18, 2023, the Board appointed Mr. Eric Pickens as the Chief Financial Officer of the Company, effective May 22, 2023. In connection with such appointment, Chelsea Pullano, the Company’s previous Chief Financial Officer, assumed a new position within the Company focused on filing, regulation, and strategy.

Results of Operations

Overview

Operating results for the six months ending June 30, 2023, continue to reflect the Company’s efforts to right-size operations in preparation for both near and long-term growth. Overall revenues decreased by 43% vs the same period in the prior year as a result of specific strategic decisions management deemed in the Company’s best long-term interest. The direct cost of sales was reduced by an even greater percentage (-57%), enabling the Company to achieve an overall positive gross margin during the period. Aggressive pricing to promote Vocal+ annual memberships did reduce digital subscription revenue but increased retention rates and the average customer lifetime value. A managed pause in the influencer marketing activity at WHE did substantially decreased revenues from this segment. The above results were achieved while reducing the marketing spend by almost 73%. Furthermore, while overall expenses increased by 14% period over period, backing out non-cash and non-recurring expenses resulted in a -23% decrease in compensation, R&D, marketing, general & administrative expenses. Despite the significant reductions in marketing and general operating expenses, the Company believes that revenues will reverse and grow significantly upon realization of its recapitalization plan, projected to be fully implemented by the end of Q3. With this new forward growth layered upon a reduced operating expense budget and slimmed down headcount, the Company continues to expect to reach its long-stated goal of cash flow breakeven within a year.

Summary of Statements of Operations for the Six Months Ended June 30, 2023, and 2022:

	Six Months Ended June 30,
	2023	2022
Revenue	$1,685,509	$2,974,639
Cost of revenue	$1,450,274	$3,366,589
*Operating expenses	$16,659,487	$14,611,058
Loss from operations	$(16,424,252)	$(15,003,008)
Other income (expenses)	$(3,997,131)	$(583,278)
Net loss	$(20,421,383)	$(15,586,286)
Loss per common share - basic and diluted	$(0.43)	$(0.77)

*	The six-month results ending June 30, 2023, include non-cash items totaling $11,955,004

Revenue

Revenue totaled $1,685,509 for the six months ended June 30, 2023, as compared to $2,974,639 for the comparable six months ended June 30, 2022, a decrease of $1,289,130 (43%). The decrease in revenue is attributable to a decrease in agency revenues in non-core business divisions and a relatively small loss in subscription revenue, partially offset by an increase in revenue from the Company’s direct to consumer brands.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2023, was $1,450,274 as compared to $3,366,589 for the six months ended June 30, 2022. The decrease of $1,916,315 (57%) in cost of revenue is primarily related to a decrease in revenue augmented by a reduction in direct labor related costs. The Company expects the gross margin to improve over time as it continues to grow and improve upon a self-sustaining, organically driven revenue model across its business segments.

Operating Expenses

Backing out non-cash and non-recurring operating expenses results in a net (23%) decrease in compensation and general & administrative expenses. On a GAAP adjusted basis (which includes non-cash and non-recurring operating expenses) operating expenses for the six months ended June 30, 2023, were $16,659,487 as compared to $14,611,058 for the six months ended June 30, 2022. The increase of $2,048,429 in operating expenses is related to an increase in stock-based compensation for the award of shares to employees and officers of the Company in recognition of having accepted reduced salaries beginning August 22, 2022, and associated taxes. This was offset by a decrease in marketing and research and development expenses of $2,735,441 (-72%).

Loss from Operations

Loss from operations for the six months ended June 30, 2023, was $16,424,252 as compared to $15,003,008 for the six months ended June 30, 2022, primarily due to stock-based compensation and other one-time expenses. Going forward, the Company expects the loss from operations to decrease significantly as it focuses on organic revenue growth and continues to find efficiencies to reduce operating expenses.

Other Income and (Expenses)

Other income (expenses) for the six months ended June 30, 2023, were $(3,997,131) as compared to $(583,278) for the six months ended June 30, 2022. These expenses were predominantly due to accretion of debt discount and issuance costs related to the issuance of additional promissory and convertible notes.

Net Loss

Net loss for the six months ended June 30, 2023, was $20,421,383, as compared to a net loss of $15,586,286 for the six months ended June 30, 2022.

Net loss attributable to common shareholders for the six months ended June 30, 2023, was $32,922,307, or a loss per share of $0.43, as compared to a net loss attributable to common shareholders of $14,682,256, or a loss per share of $0.77, for the six months ended June 30, 2022.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital as of June 30, 2023, compared to December 31, 2022:

	June 30, 2023	December 31, 2022	Increase / (Decrease)
Current Assets	$710,390	$1,479,164	$(768,774)
Current Liabilities	$20,734,229	$15,207,316	$5,526,913
Working Capital (Deficit)	$(20,023,839)	$(13,728,152)	$(6,295,687)

As of June 30, 2023, the Company had a working capital deficit of $20,023,839 as compared to a working capital deficit of $13,728,152 at December 31, 2022, an increase in working capital deficit of $6,295,687. This increase is primarily attributable to a reduction in cash and an increase in accounts payable and accrued liabilities. This was partially offset by a decrease in convertible notes payable and notes payable.

Net Cash

Net cash used in operating activities for the six months ended June 30, 2023, was $3,190,572, an improvement of $7,429,883 from the same period in 2022. The net loss for the six months ended June 30, 2023, and 2022 was $20,421,383 and $15,586,286, respectively. Going forward, the Company plans to continue to reduce expenses by improving operating efficiency while focusing on organic revenue growth, and it is anticipated that the Company’s net cash used in operating activities will consistently decrease throughout 2023.

Net cash provided by investing activities for the six months ended June 30, 2023, was $250,000. This is attributable to the sale of a non-controlling interest in the Company’s subsidiary OG Collection, Inc.

Net cash provided by financing activities for the six months ended June 30, 2023, and 2022 was $2,338,549 and $8,778,934, respectively. During the six months ended June 30, 2023, the Company’s operations were predominantly financed by proceeds from the continued exercise of warrants, the issuance of both convertible notes and promissory notes, and the sale of common stock. This was partially offset by repayments of both convertible and promissory notes.

Off-Balance Sheet Arrangements

As of June 30, 2023, the Company had no off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, throughout 2022 and into 2023, the Company continues the complete review of all of its financial procedures and controls and is continuing the process of updating and optimizing its infrastructure around these controls. Over the past year, the Company has hired additional finance and accounting personnel, significantly improving the segregation of duties within that department and providing additional bandwidth for management to focus on improving controls and procedures. This review is ongoing, and the Company believes that this process will continue to positively affect our internal control over financial reporting in the future.

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

Skube v. WHE Agency Inc., et al

A complaint against WHE, Creatd and Jeremy Frommer was filed in the Supreme Court of the State of New York, New York County, on December 22, 2022, by Jessica Skube, making certain claims alleging conversion, trespass to chattel, unjust enrichment, breach of contract, fraud in the inducement, seeking damages of $161,000 and punitive damages of $500,000. Skube filed an Order to Show Cause, which the Company opposed, which is currently pending. At this time, it is too early for the Company to make an assessment as to liability.

Lind Global v. Creatd, Inc.

A complaint against Creatd dated September 21, 2022, has been filed in the Supreme Court of the State of New York, New York County, by Lind Global Macro Fund LP and Lind Global Fund II LP, making certain claims alleging breach of contract related to two Securities Purchase Agreements executed on May 31, 2022, seeking damages in excess of $920,000. The Company filed a Motion to Dismiss, which is currently pending. At this time, it is too early for the Company to make an assessment as to liability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2023, we issued securities that were not registered under the Securities Act and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q as listed below. All of the securities discussed in this Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

Consultant Shares

During the three months ended June 30, 2023, the Company issued 1,925,000 shares of Common Stock to consultants.

Debt Conversion

During the three months ended June 30, 2023, a lender converted $34,158 in promissory notes into 569,300 shares of Common Stock.

Additional Purchase of Dune, Inc.

During the three months ended June 30, 2023, the Company issued 491,133 shares to purchase an additional 15% equity interest in Dune, Inc. bringing our total ownership to 100%.

Additional Purchase of Plant Camp LLC

During the three months ended June 30, 2023, the Company issued 200,000 shares to purchase an additional 10% of the equity interest in Plant Camp LLC bringing our total ownership to 100%.

Shares Issued with Convertible Notes

During the three months ended June 30, 2023, the Company issued 375,000 shares as commitment shares as additional consideration to a lender for entering into a convertible note.

Item 3. Defaults Upon Senior Securities.

As of June 30, 2023, the Company is in default on $2,250,000 in principal on senior secured notes from The July 2022 Convertible Note Offering.

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

CREATD, INC.

Date: August 14, 2023	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Eric Pickens
	Name:	Eric Pickens
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)