Form 10-Q
period 2023-09-30
Creatd, Inc.
filed 2023-11-15
CIK 1357671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

Yes ☐ No ☒

As of November 14, 2023, the registrant had 183,677,272 shares of its common stock, par value $0.001 per share, outstanding.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Creatd, Inc.

September 30, 2023

Creatd, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets

Current Assets
Cash	$6,759	$706,224
Accounts receivable, net	35,104	239,423
Inventory, net	112,398	404,970
Prepaid expenses and other current assets	209,408	128,547
Total Current Assets	363,669	1,479,164

Property and equipment, net	140,819	212,545
Intangible assets, net	183,229	230,084
Goodwill	46,460	46,460
Deposits and other assets	298,503	797,231
Operating lease right of use asset	1,859,320	2,054,265

Total Assets	$2,892,000	$4,819,749

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$13,440,962	$7,565,720
Convertible Notes, net of debt discount and issuance costs	6,019,635	5,369,599
Current portion of operating lease payable	250,822	326,908
Note payable, net of debt discount and issuance costs	1,587,952	1,645,680
Deferred revenue	342,609	299,409
Derivative liability	51,535	-

Total Current Liabilities	21,693,515	15,207,316

Non-current Liabilities:
Note payable	-	38,014
Operating lease payable	1,908,186	2,077,618
Preferred stock liability	11,000	-

Total Non-current Liabilities	1,919,186	2,115,632

Total Liabilities	23,612,701	17,322,948

Commitments and contingencies (Note 10)

Stockholders’ Deficit

Preferred stock, $0.001 par value, 20,000,000 shares authorized
Series E Preferred stock, $0.001 par value, 8,000 shares authorized 450 and 450 shares issued and outstanding, respectively	-	-
Common stock par value $0.001: 1,500,000,000 shares authorized; 137,599,892 issued and 137,506,519 outstanding as of September 30, 2023 and 39,062,386 issued and 38,969,013 outstanding as of December 31, 2022	137,600	39,062
Additional paid in capital	168,650,907	134,570,600
Less: Treasury stock, 93,373 and 93,373 shares, respectively	(78,456)	(78,456)
Accumulated other comprehensive income	161,822	(140,183)
Accumulated deficit	(190,480,469)	(146,142,373)
Total Creatd, Inc. Stockholders’ Deficit	(21,608,596)	(11,751,350)

Non-controlling interest in consolidated subsidiaries	887,895	(751,849)

Total Creatd, Inc. Stockholders’ Deficit	(20,720,701)	(12,503,199)

Total Liabilities and Stockholders’ Deficit	$2,892,000	$4,819,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022

Net revenue	$437,855	$1,022,851	$2,123,364	$3,997,490

Cost of revenue	359,700	1,404,562	1,809,974	4,771,151

Gross margin (loss)	78,155	(381,711)	313,390	(773,661)

Operating expenses
Compensation	341,338	1,736,035	5,176,920	3,510,727
Research and development	543,161	234,965	721,088	686,131
Marketing	61,898	646,520	969,228	4,016,051
Stock based compensation	397,516	626,568	8,283,267	3,848,578
Impairment of intangible assets	-	249,586	-	257,117
General and administrative	657,055	2,101,434	3,509,952	7,887,262

Total operating expenses	2,000,968	5,595,108	18,660,445	20,205,866

Loss from operations	(1,922,813)	(5,976,819)	(18,347,065)	(20,979,527)

Other income (expenses)
Other income	-	-	12,000	99
Settlement of vendor liabilities	2,266	-	25,855	(2,867)
Interest expense	(473,457)	(673,694)	(632,808)	(707,950)
Accretion of debt discount and issuance cost	(486,359)	(1,884,679)	(4,346,584)	(2,531,687)
Change in derivative liability	(38,391)	-	(51,535)	3,729
Impairment of investment	-	-	-	(50,000)
Loss on marketable securities	-	(11,415)	-	(11,646)
Loss on extinguishment of debt	-	(979,738)	-	(832,482)

Total other expenses	(995,941)	(3,549,526)	(4,993,072)	(4,132,804)

Loss before income tax provision	(2,918,754)	(9,526,345)	(23,340,137)	(25,112,331)

Income tax provision	-	-	-	-

Net loss	$(2,918,754)	$(9,526,345)	$(23,340,137)	$(25,112,331)

Non-controlling interest in net loss	-	299,903	64,640	1,285,661

Net Loss attributable to Creatd, Inc.	$(2,918,754)	$(9,226,442)	$(23,275,497)	$(23,826,670)

Deemed dividend	(8,497,035)	(221,829)	(21,062,599)	(303,557)

Net loss attributable to common shareholders	$(11,415,789)	$(9,448,271)	$(44,338,096)	$(24,130,227)

Comprehensive loss
Net loss	(2,918,754)	(9,526,345)	(23,340,137)	(25,112,331)

Currency translation gain (loss)	81,487	(36,110)	302,005	(65,719)

Comprehensive loss	$(2,837,267)	$(9,562,455)	$(23,038,132)	$(25,178,050)

Per-share data
Basic and diluted loss per share	$(0.09)	$(0.45)	$(0.48)	$(1.23)

Weighted average number of common shares outstanding	120,254,881	21,030,188	91,861,080	19,669,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Series E Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Accumulated	Non- Controlling	Other Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income	(Deficit)

Balance December 31, 2022	450	$-	39,062,386	$39,062	(93,373)	$(78,456)	$134,570,600	$(146,142,373)	$(751,849)	$(140,183)	$(12,503,199)

Stock based compensation	-	-	31,118,098	31,118	-	-	7,260,113	-	-	-	7,291,231

Shares issued for prepaid services	-	-	1,250,000	1,250	-	-	212,500	-	-	-	213,750

Shares issued for acquisition of non-controlling interest in consolidated subsidiaries	-	-	1,325,794	1,326	-	-	(899,317)	-	897,991	-	-

BCF issued with note payable	-	-	-	-	-	-	2,000,000	-	-	-	2,000,000

Exercise of warrants to stock	-	-	3,767,925	3,768	-	-	749,925	-	-	-	753,693

Cash received for common stock	-	-	3,062,600	3,063	-	-	1,046,937	-	-	-	1,050,000

Common stock issued upon conversion of notes payable	-	-	6,946,851	6,947	-	-	1,410,835	-	-	-	1,417,782

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	129,971	129,971

Sale of minority interest in OG Collection INC	-	-	-	-	-	-	-	-	250,000	-	250,000

Deemed dividend	-	-	-	-	-	-	6,337,246	(6,337,246)	-	-	-

Net loss for the three months ended March 31, 2023	-	-	-	-	-	-	-	(15,906,335)	(49,190)	-	(15,955,525)

Balance March 31, 2023	450		$86,533,654	$86,534	(93,373)	$(78,456)	$152,688,839	$(168,385,954)	$346,952	$(10,212)	$(15,352,297)

Stock based compensation	-	-	9,338,253	9,338	-		442,682	-	-	-	452,020

Shares issued for acquisition of non-controlling interest in consolidated subsidiaries	-	-	691,133	691	-		(540,520)	-	539,829	-	-

Cash received for common stock	-	-	2,792,585	2,792	-		166,346	-	-	-	169,138

Shares issued with notes payable	-	-	375,000	375	-		25,875	-	-	-	26,250

Common stock issued upon conversion of notes payable	-	-	569,300	569	-		33,589	-	-	-	34,158

Foreign currency translation adjustments	-	-	-	-	-		-	-	-	90,547	90,547

Deemed dividend	-	-	2,729,522	2,730	-		6,225,588	(6,228,318)	-	-	-

Net loss for the three months ended June 30, 2023	-	-	-	-	-		-	(4,450,408)	(15,450)	-	(4,465,858)

Balance June 30, 2023	450.00	$-	103,029,447	$103,029	(93,373)	$(78,456)	$159,042,399	$(179,064,680)	$871,331	$80,335	$(19,046,042)

Stock based compensation	-	-	5,851,870	5,852	-		391,664	-	-	-	397,516

Shares issued for acquisition of non-controlling interest in consolidated subsidiaries	-	-	1,093,750	1,094	-		(17,658)	-	16,564	-	-

Shares issued for exercise of warrants	-	-	9,240,000	9,240	-		227,991	-	-	-	237,231

Cash received for common stock	-	-	4,127,742	4,128	-		76,132	-	-	-	80,260

Shares issued with notes payable	-	-	4,875,000	4,875	-		208,172	-	-	-	213,047

Common stock issued upon conversion of notes payable	-	-	9,382,183	9,382	-		225,172	-	-	-	234,554

Foreign currency translation adjustments	-	-	-	-	-		-	-	-	81,487	81,487

Deemed dividend	-	-	-	-	-		8,497,035	(8,497,035)	-	-	-

Net loss for the three months ended September 30, 2023	-	-	-	-	-		-	(2,918,754)	-	-	(2,918,754)

Balance September 30, 2023	450	$-	137,599,992	$137,600	(93,373)	$(78,456)	$168,650,907	$(190,480,469)	$887,895	$161,822	$(20,720,701)

Creatd, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Series E						Additional		Non-	Other
	Preferred Stock		Common Stock		Treasury stock		Paid In	Accumulated	Controlling	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income	Equity

Balance, January 1, 2022	500	$-	16,691,170	$16,691	(5,657)	$(62,406)	$111,563,618	$(109,632,574)	$1,881,195	$(78,272)	$3,688,252

Stock based compensation	-	-	18,171	18	-	-	1,067,591	-	-	-	1,067,609

Shares issued for prepaid services	-	-	50,000	50	-	-	68,950	-	-	-	69,000

Cash received for common stock and warrants, net of $115,000 of issuance costs	-	-	3,046,314	3,046	-	-	4,994,254	-	-	-	4,997,300

Common stock issued upon conversion of notes payable	-	-	109,435	110	-	-	173,346	-	-	-	173,456

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(4,950)	(4,950)

Dividends	-	-	-	-	-	-	81,728	(81,728)	-	-	-

Net loss for the three months ended March 31, 20222	-	-	-	-	-	-	-	(6,263,162)	(617,886)	-	(6,881,048)

Balance, March 31, 2022	500	$-	19,915,090	$19,915	(5,657)	$(62,406)	$117,949,487	$(115,977,464)	$1,263,309	$(83,222)	$3,109,619

Stock based compensation	-	-	289,749	290	-	-	2,186,865	-	-	-	2,187,155

Shares issued for prepaid services	-	-	50,000	50	-	-	37,150	-	-	-	37,200

Stock warrants issued with note payable	-	-	-	-	-	-	1,895,390	-	-	-	1,895,390

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(24,659)	(24,659)

Net loss for the three months ended June 30, 2022	-	-	-	-	-	-	-	(8,337,066)	(367,872)	-	(8,704,938)

Balance, June 30, 2022	500	$-	20,254,839	$20,255	(5,657)	$(62,406)	$122,068,892	$(124,314,530)	$895,437	$(107,881)	$(1,500,233)

Stock based compensation	-	-	107,260	107	-	-	568,107	-	-	-	568,214

Shares issued for prepaid services	-	-	50,000	50	-	-	34,900	-	-	-	34,950

Shares issued for acquisition	-	-	57,576	58	-	-	40,937	-	81,660	-	122,655

Purchase of treasury stock	-	-	-	-	(83,800)	(13,700)	-	-	-	-	(13,700)

Cash received for common stock and warrants, net of $75,000 of issuance costs	-	-	4,000,000	4,000	-	-	721,000	-	-	-	725,000

Stock warrants issued with note payable	-	-	-	-	-	-	1,012,107	-	-	-	1,012,107

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(36,110)	(36,110)

Dividends	-	-	-	-	-	-	221,829	(221,829)	-	-	-

Net loss for the three months ended September 30, 2022	-	-	-	-	-	-	-	(9,226,442)	(299,903)	-	(9,526,345)

Balance, September 30, 2022	500	$-	24,469,675	$24,470	(89,457)	$(76,106)	$124,667,772	$(133,762,800)	$677,194	$(143,991)	$(8,613,461)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,340,137)	$(25,112,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	118,581	441,943
Impairment of investment	-	50,000
Impairment of intangible assets	-	257,117
Accretion of debt discount and issuance cost	4,346,584	2,531,687
Stock based compensation	8,283,267	3,848,578

Currency translation	302,005	-
Bad debt expense	25,198	124,186
Loss on forgiveness of debt	-	832,482
Settlement of vendor liabilities	(25,855)	2,867
Change in fair value of derivative liability	51,535	(3,729)

Loss on marketable securities	-	11,646
Non cash lease expense	-	44,305

Changes in operating assets and liabilities:
Accounts receivable	179,121	(481,080)
Inventory	292,572	(492,128)
Prepaid expenses	(9,611)	114,925
Operating lease right of use asset	194,945
Deposits and other assets	498,728	(50,185)
Accounts payable and accrued expenses	5,901,097	3,805,245
Deferred revenue	43,200	71,396
Operating lease liability	(245,518)	145,887
Net Cash Used In Operating Activities	(3,384,288)	(13,857,189)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	-	(213,975)
Cash received from sale of interest in OGC	250,000	-
Cash paid for investments in marketable securities	-	(48,878)
Sale of marketable securities	-	37,135
Cash consideration for acquisition	-	(75,679)
Purchases of digital assets	-	(192,795)
Net Cash Provided by (Used In) Investing Activities	250,000	(494,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrant	990,924	-
Proceeds from issuance of preferred stock (Vocal)	11,000	-
Net proceeds from issuance of notes	1,398,022	2,174,402
Repayment of notes	(1,868,112)	(2,292,953)
Proceeds from issuance of convertible note	2,775,640	5,809,755
Repayment of convertible notes	(2,172,049)	(337,899)
Purchase of treasury stock	-	(13,700)
Proceeds from issuance of common stock and warrants	1,299,398	5,722,300
Net Cash Provided By Financing Activities	$2,434,823	$11,061,905

Effect of exchange rate changes on cash	-	(65,719)

Net Change in Cash	(699,465)	(3,355,195)

Cash - Beginning of period	706,224	3,794,734

Cash - End of period	$6,759	$439,539

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$-	$-
Interest	$632,808	$139,000

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of vendor liabilities	$-	$147,649
Warrants issued with debt	$-	$2,907,497
Shares issued for the conversion of convertible notes payable	$1,686,494	$173,455
Beneficial conversion feature issued with convertible note	$2,000,000	$-
Shares issued with notes payable	$239,297	$-
Shares issued for prepaid services	$213,750	$141,150
Operating lease liability	$2,159,008	$2,250,648
Shares issued for acquisition of non-controlling interest in consolidated subsidiaries	$1,457,495	$40,994
Deemed dividend	$21,062,599	$221,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

Creatd, Inc.

September 30, 2023

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

On July 28, 2023, the Company acquired an additional 17.5% of the membership interests of Orbit Media, LLC., bringing our total membership interests to 74%. Orbit has been consolidated due to the Company’s ownership of 51% voting control, and the results of operations have been included since the date of acquisition in the Statement of Operations.

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

As of September 30, 2023, the Company’s consolidated subsidiaries and/or entities are as follows:

Name of combined affiliate	State or other jurisdiction of incorporation or organization	Company Ownership Interest
Jerrick Ventures LLC	Delaware	100%
Abacus Tech Pty Ltd	Australia	100%
Creatd Ventures LLC	Delaware	100%
CEOBloc LLC	Delaware	100%
Dune Inc.	Delaware	100%
Vocal, Inc.	Nevada	100%
WHE Agency, Inc.	Delaware	95%
OG Collection, Inc.	Delaware	86%
Orbit Media LLC	New York	74%

As of September 30, 2023, Creatd Ventures, LLC (formerly Creatd Partners, LLC) is operating three DBAs for Brave Foods, Plant Camp, and Basis (formerly Denver Bodega, LLC).

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

The Company’s Level 1 assets/liabilities include cash, accounts receivable, marketable trading securities, accounts payable, marketable trading securities, prepaid and other current assets, line of credit and due to related parties. Management believes the estimated fair value of these accounts at September 30, 2023 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

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

The following tables provide a summary of the relevant liabilities that are measured at fair value on a recurring basis:

Fair Value Measurements as of

September 30, 2023

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities	$51,535	$-	$-	$51,535
Total Liabilities	$51,535	$-	$-	$51,535

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) or Financial Claims Scheme (“FCS”) insurable limits. The Company has never experienced any losses related to these balances. The uninsured cash balance as of September 30, 2023, was $0. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company provides credit in the normal course of business. The Company maintains allowances for credit losses on factors surrounding the credit risk of specific customers, historical trends, and other information.

The Company operates in Australia and holds total assets of $138,484. It is reasonably possible that operations located outside an entity’s home country will be disrupted in the near term.

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

Long-lived Assets Including Acquired Intangible Assets

We evaluate the recoverability of property and equipment, acquired finite-lived intangible assets and, purchased infinite life digital assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. Digital assets accounted for as intangible assets are subject to impairment losses if the fair value of digital assets decreases other than temporarily below the carrying value. The fair value is measured using the quoted price of the crypto asset at the time its fair value is being measured. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. During the three and nine months ended September 30, 2023, the Company recorded an impairment charge of $0 for intangible assets.

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

Scheduled amortization over the next five years are as follows:

Twelve months ending September 30,

2024	$32,097
2025	31,528
2026	20,961
2027	20,961
2028	20,961
Thereafter	56,721
Total Intangible Assets	$183,229

Amortization expense was $46,855 and $94,130 for the nine months ended September 30, 2023 and 2022, respectively.

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

During the year ended December 31, 2022, the Company completed its annual impairment tests of goodwill. The Company performed the qualitative assessment as permitted by ASC 350-20 and determined for one of its reporting units that the fair value of that reporting unit was more likely than not greater than its carrying value, including Goodwill. However, based on this qualitative assessment, the Company determined that the carrying value of the Denver Bodega, Dune, Plant Camp, and WHE Agency reporting units was more likely than not greater than their carrying value, including Goodwill. Based on the completion of the annual impairment tests, the Company recorded an impairment charge of $1,433,815 for goodwill for the year ended December 31, 2022.

During the nine months ended September 30, 2023, the Company did not acquire any additional goodwill or recognize any additional impairment of goodwill.

The following table sets forth a summary of the changes in goodwill for the nine months ended September 30, 2023

For the Nine Months Ended September 30, 2023
Total
As of January 1, 2023	$46,460
Goodwill acquired in a business combination	-
Impairment of goodwill	-
As of September 30, 2023	46,460

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

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price. The transaction price for any given subscriber could decrease based on any payments made to that subscriber. A subscriber may be eligible for payment through one or more of the monetization features offered to Vocal creators, including earnings through reads (on a cost per mile basis) and cash prizes offered to Challenge winners;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, we satisfy a performance obligation.

Revenue disaggregated by revenue source for the three and nine months ended September 30, 2023 and 2022 consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Agency (Managed Services, Branded Content, & Talent Management Services)	$155,329	$442,867	$594,667	$1,613,924
Platform (Creator Subscriptions)	243,397	230,212	852,969	1,138,812
Ecommerce	39,014	347,944	646,745	1,237,634
Affiliate Sales	115	1,828	28,983	7,120

	$437,855	$1,022,851	$2,123,364	$3,997,490

The Company utilizes the output method to measures the results achieved and value transferred to a customer over time. Timing of revenue recognition for the three and Nine Months ended September 30, 2023 and 2022 consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Products and services transferred over time	$398,726	$673,079	$1,447,636	$2,752,736
Products transferred at a point in time	39,129	349,772	675,728	1,244,754
	$437,855	$1,022,851	$2,123,364	$3,997,490

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

Deferred Revenue

Deferred revenue consists of billings and payments from clients in advance of revenue recognition. The Company has two types of deferred revenue, subscription revenue whereas the revenue is recognized over the subscription period and contract liabilities where the performance obligation was not satisfied. The Company will recognize the deferred revenue within the next twelve months. As of September 30, 2023, the Company had deferred revenue of $342,609.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried when the Company has performed the work in accordance with managed services, project, partner, consulting and branded content agreements. For example, we bill a managed service client monthly when we have updated their Amazon store, modified SEO, or completed the other services listed in the agreement. For projects and branded content, we will bill the client and record the receivable once milestones are reached that are set in the agreement. We make estimates for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers. During the nine months ended September 30, 2023, the Company recorded $25,198 for bad debt expense. As of September 30, 2023, the Company has an allowance for doubtful accounts of $0.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. Inventories are periodically evaluated to identify obsolete or otherwise impaired products and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used. As of September 30, 2023, the Company had inventory on hand valued at $112,398 after a reserve for obsolescence of $275,596.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. For the nine months ended September 30, 2023, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at September 30, 2023 and 2022:

	September 30,
	2023	2022
Series E preferred	109,223	121,359
Options	72,408,267	2,994,267
Warrants	296,122,794	8,607,661
Convertible notes	103,727,930	2,000,000
Totals	472,368,214	13,723,287

Recently Adopted Accounting Guidance

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU-2016-13”). ASU 2016-13 affects loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. On October 16, 2019, FASB approved a final ASU delaying the effective date of ASU 2016-13 for small reporting companies to interim and annual periods beginning after December 15, 2022. The adoption did not materially impact on the Company’s consolidated financial statements.

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

As reflected in the consolidated financial statements, as of September 30, 2023, the Company had an accumulated deficit of $190.5 million, a net loss of $23.3 million and net cash used in operating activities of $3.4 million for the 9 months in the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Note 4 – Inventory

Inventory net of reserves was comprised of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Packaging	-	34,635
Finished goods	112,398	370,335
	$112,398	$404,970

Note 5 – Notes Payable

Notes payable as of September 30, 2023 and December 31, 2022 is as follows:

	Outstanding Principal as of
	September 30, 2023	December 31, 2022	Interest Rate	Maturity Date
The April 2020 PPP Loan Agreement*	198,577	198,577	5%	April 2022
First Denver Bodega LLC Loan	-	38,014	5%	March 2025
The Third May 2022 Loan Agreement	-	9,409	-%	November 2022
The Fourth May 2022 Loan Agreement*	24,124	31,701	-%	November 2022
The Second June 2022 Loan agreement*	34,500	39,500	-%	October 2022
The First August 2022 Loan Agreement*	-	130,615	14%	July 2023
The Second August 2022 Loan Agreement*	14,450	387,950	-%	January 2023
The First September 2022 Loan Agreement	13,883	73,236	-%	December 2023
The Second September 2022 Loan Agreement*	498,625	763,625	-%	May 2023
The Third September 2022 Loan Agreement**	22,964	256,964	-%	October 2023
The November 2022 Loan	-	68,211	-%	June 2023
The April 2023 Loan Agreement*	45,055	-	18%	April 2023
The June 2023 Loan Agreement*	13,000	-	-%	September 2023
The First July 2023 Loan Agreement	300,000	-	10%	July 2024
The Third July 2023 Loan Agreement	261,250	-	12%	April 2024
The August 2023 Loan Agreement	123,463	-	-%	February 2025
The First September 2023 Loan Agreement	51,750	-	15%	June 2024
The Second September 2023 Loan Agreement	107,222	-	15%	June 2024
	1,708,863	1,997,803
Less: Debt Discount	(120,911)	(314,108)
	1,587,952	1,683,694
Less: Current Debt	(1,587,952)	(1,645,680)
Total Long-Term Debt	$-	$38,014

*	Note: was in default as of September 30, 2023
**	Note: went into default between the balance sheet date and the date of this filing

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

During the nine months ended September 30, 2023, the Company accrued interest of $7,426.

As of September 30, 2023, the Loan is in default, and the lender may require immediate payment of all amounts owed under the Loan or file suit and obtain judgment.

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

As of September 30, 2023, the Loan is in default. During the nine months ended September 30, 2023, the Company repaid $9,409 in principal.

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

As of September 30, 2023, the Loan is in default. During the nine months ended September 30, 2023, the Company repaid $7,577 in principal and $2,963 of interest.

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

As of September 30, 2023, the Loan is in default. During the nine months ended September 30, 2023, the Company repaid $5,000 in principal.

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

As of September 30, 2023, the Loan is in default. During the nine months ended September 30, 2023, the Company accrued $9,068 in interest.

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

As of September 30, 2023, the Loan is in default. During the nine months ended September 30, 2023, the Company repaid $373,500 in principal.

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

During the nine months ended September 30, 2023, the Company repaid $59,354 in principal.

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

As of September 30, 2023, the Loan is in default. During the nine months ended September 30, 2023, the Company repaid $265,000 in principal.

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

As of the date of this filing, the Loan is in default. During the nine months ended September 30, 2023, the Company repaid $234,000 in principal.

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

During the nine months ended September 30, 2023, the Company repaid this note in full.

The First February 2023 Loan Agreement

On February 13, 2023, the Company entered into a secured loan agreement (the “First February 2023 Loan Agreement”) with a lender (the “First February 2023 Lender”), whereby the First February 2023 Lender issued the Company a secured promissory note of $424,755 AUD or $321,891 United States Dollars (the “First February 2023 Note”). Pursuant to the First February 2023 Loan Agreement, the First February 2023 Note has an effective interest rate of 14%. The maturity date of the First February 2023 Note is June 30, 2023 (the “First February 2023 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the First February 2023 Loan Agreement are due. The Company has the option to extend the Maturity date by 60 days. The loan is secured by the Australian research & development credit. As of September 30, 2023, this note was in default.

During the nine months ended September 30, 2023, the Company accrued $15,063 in interest.

The April 2023 Loan Agreement

On April 20, 2023, the Company entered into a loan agreement (the “April 2023 Loan Agreement”) with a lender (the “April 2023 Lender”), whereby the April 2023 Lender issued the Company a promissory note of $130,000 (the “April 2023 Note”). Pursuant to the April 2023 Loan Agreement, the April 2023 Note has an effective interest rate of 18%. The maturity date of the April 2023 Note is April 26, 2023 (the “April 2023 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the April 2023 Loan Agreement are due. As of September 30, 2023, this note was in default.

As of September 30, 2023, the Loan is in default. During the nine months ended September 30, 2023, the Company accrued $2,133 in interest and repaid $84,945 in principal.

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

During the nine months ended September 30, 2023, the Company repaid $114,872 in principal.

The June 2023 Loan Agreement

On June 29, 2023, the Company entered into a loan agreement (the “June 2023 Loan Agreement”) with a lender (the “June 2023 Lender”), whereby the June 2023 Lender issued the Company a promissory note of $13,000 (the “June 2023 Note”). The maturity date of the May 2023 Note is September 30, 2023 (the “June 2023 Maturity Date”).

As of September 30, 2023, the Loan is in default. The Company recorded a $500 debt discount relating to an original issue discount. The debt discount and debt issuance costs are being accreted over the life of the note to accretion of debt discount and issuance cost.

The First July 2023 Loan Agreement

On July 11, 2023, the Company entered into a loan agreement (the “First July 2023 Loan Agreement”) with a lender (the “First July 2023 Lender”), whereby the July 2023 Lender issued the Company a promissory note of $300,000 (the “First July 2023 Note”). The maturity date of the First July 2023 Note is July 10, 2024 (the “First July 2023 Maturity Date”).

The Company recorded a $30,000 debt discount relating to an original issue discount. The debt discount and debt issuance costs are being accreted over the life of the note to accretion of debt discount and issuance cost. The Company also recorded a 10% Guaranteed Interest (equal to $30,000) deemed earned as of the issuance date. The Principal Amount and the Guaranteed Interest shall be due and payable in seven equal monthly payments (each, a “Monthly Payment”) of $47,142.85, commencing on December 11, 2023 and continuing on the 11th day of each month thereafter (each, a “Monthly Payment Date”) until paid in full not later than July 11, 2024(the “Maturity Date”).

The Second July 2023 Loan Agreement

On July 24, 2023, the Company entered into a secured loan agreement (the “Second July 2023 Loan Agreement”) with a lender (the “Second July 2023 Lender”), whereby the Second July 2023 Lender issued the Company a secured promissory note of $175,000 AUD or $118,116 United States Dollars (the “Second July 2023 Note”). Pursuant to the Second July 2023 Loan Agreement, the Second July 2023 Note has an additional balance due in the form of an original issue discount based on the period of time the loan remained outstanding. The repayment of the Second July 2023 Note occurred on August 8, 2023 (the “Second July 2023 Repayment Date”) at which time the original principal plus 35,000 AUD or $24,440 United States Dollar was repaid.

The Third July 2023 Loan Agreement

On July 31, 2023, the Company entered into a loan agreement (the “Third July 2023 Loan Agreement”) with a lender (the “Third July 2023 Lender”), whereby the Third July 2023 Lender issued the Company a promissory note of $261,250 (the “Third July 2023 Note”). The maturity date of the Third July 2023 Note is July 10, 2024 (the “Third July 2023 Maturity Date”).

The Company recorded a $52,250 debt discount relating to an original issue discount and debt issuance costs of $9,000. The debt discount and debt issuance costs are being accreted over the life of the note to accretion of debt discount and issuance cost. The Company will also accrue interest at the rate of 10% per annum on the outstanding balance of the note. The Principal Amount and the Guaranteed Interest shall be due and payable in six equal monthly payments (each, a “Monthly Payment”) of $45,416.67, commencing on November 30, 2023 and continuing on the last day of each month thereafter (each, a “Monthly Payment Date”) until paid in full not later than April 30, 2024 (the “Maturity Date”).

During the nine months ended September 30, 2023, the Company accrued $4,295 in interest.

The August 2023 Loan Agreement

On August 23, 2023, the Company entered into a loan agreement (the “August 2023 Loan Agreement”) with a lender (the “August 2023 Lender”), whereby the August 2023 Lender issued the Company a promissory note of $137,448 (the “May 2023 Note”). Pursuant to the August 2023 Loan Agreement, the August 2023 Note has a flat interest fee of $12,948. The maturity date of the August 2023 Note is February 20, 2025 (the “August 2023 Maturity Date”). The Company is required to make a minimum payment every 60 days of $15,272.

During the nine months ended September 30, 2023, the Company repaid $13,985 in principal.

The First September 2023 Loan Agreement

On September 27, 2023, the Company entered into a loan agreement (the “First September 2023 Loan Agreement”) with a lender (the “First September 2023 Lender”), whereby the First September 2023 Lender issued the Company a promissory note of $51,750 (the “First September 2023 Note”). The maturity date of the First September 2023 Note is June 30, 2024 (the “First September 2023 Maturity Date”).

The Company recorded a $6,750 debt discount relating to an original issue discount and debt issuance costs of $5,000. The debt discount and debt issuance costs are being accreted over the life of the note to accretion of debt discount and issuance cost. The Principal Amount shall be due and payable in full on the Maturity Date.

The Second September 2023 Loan Agreement

On September 28, 2023, the Company entered into a secured loan agreement (the “First September 2023 Loan Agreement”) with a lender (the “First September 2023 Lender”), whereby the First September 2023Lender issued the Company a secured promissory note of $166,905 AUD or $107,221 United States Dollars (the “First August 2022 Note”). Pursuant to the First September 2023 Loan Agreement, the First August 2022 Note has an effective interest rate of 15%. The maturity date of the First September 2023 Note is June 30, 2024 (the “First September 2023 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the First September 2023 Loan Agreement will be due. The company has the option to extend the Maturity date by 60 days at an interest rate of 19%. The loan is secured by the Australian research & development credit.

During the nine months ended September 30, 2023, the Company accrued $88 in interest.

Note 6 – Convertible Notes Payable

Convertible notes payable as of September 30, 2023 and December 31, 2022 is as follows:

	Outstanding Principal as of	Outstanding Principal as of					Warrants granted
	September 30,	December 31,	Interest	Conversion		Maturity		Exercise
	2023	2022	Rate	Price		Date	Quantity	Price
The May 2022 Convertible Loan Agreement	-	50,092	11%	-	(*)	May-23	-	-
The May 2022 Convertible Note Offering*	990,000	990,000	18%	2.00	(*)	November-22	4,000,000	$3.00 – $6.00
The July 2022 Convertible Note Offering*	2,015,447	3,750,000	18%	0.20	(*)	March-23	2,150,000	$3.00 – $6.00
The First October 2022 Convertible Loan Agreement	-	104,250	10%	-	(*)	September-23
The Second October 2022 Convertible Loan Agreement	-	300,000	10%	-	(*)	October-23
The Third October 2022 Convertible Loan Agreement	-	866,650	10%	0.20	(*)	April-23
The December 2022 Convertible Loan Agreement**	250,000	750,000	-%	0.20	(*)	April-23	562,500.00	$0.20
The April 2023 Loan Agreement	109,500	-	10%		(*)	May-24	-	$-
The First May 2023 Loan Agreement	242,378	-	10%	$0.08		May-24	2,200,000	$0.125
The Second May 2023 Loan Agreement	42,167	-	10%		(*)	February-24	-	$-
The June 2023 Loan Agreement	68,702	-	-%	0.20	(*)	December-23	86,100	$0.20
The July 2023 Loan Agreement	143,000	-	-%	0.20	(*)	December-23	-	$-
	6,096,192	6,810,992
Less: Debt Discount	(75,578)	(1,426,728)
Less: Debt Issuance Costs	(978)	(14,665)
	6,019,636	5,369,599

(*)	As subject to adjustment as further outlined in the notes
*	Note: was in default as of September 30, 2023
**	Note: went into default between the balance sheet date and the date of this filing

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

On September 15, 2022, the Company and six out of eight lenders May 2022 Investors agreed to forgive default interest and extend the maturity date to March 31, 2023, for a reduced conversion price of $0.20 for the convertible notes and warrants. Since the PV cashflows of the new and old debt were more than 10% differences the company used extinguishment accounting. As part of the agreement the Company recognized $1,083,684 as loss on extinguishment of debt due to the remaining debt discount and recognized $331,861 as a gain on extinguishment of debt due to the forgiveness of interest. The company also recognized an additional $75,610 of debt discount from the change in relative fair value on the warrants. The remaining notes are in default as of September 30, 2023.

During the nine months ended September 30, 2023, the Company accrued $133,284 in interest.

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

During the nine months ended September 30, 2023, the Company repaid $1,785,686 in principal.

As of September 30, 2023, the notes included in the July 2022 Convertible Note Offering are in default and Default Interest has been accrued at 18% in the amount of $334,296.

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

During the nine months ended September 30, 2023, the Company repaid the First October 2022 Note in full along with $36,274 of accrued interest.

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

During the nine months ended September 30, 2023, the Company repaid $300,000 in principal.

Subsequent to September 30, 2023, the Company repaid the Second October 2022 Note in full along with $30,000 of accrued interest.

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

During the nine months ended September 30, 2023, the Third October 2022 Lender converted the remaining balance of $866,650 into 4,333,250 shares of the Company’s common stock.

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

During the nine months ended September 30, 2023, the December 2022 Lender converted $500,000 into 2,500,000 shares of the Company’s common stock and accrued $7,397 of interest.

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

The Company recorded a $847,500 debt discount relating to a $97,500 original issue discount and $750,000 from a beneficial conversion feature. The debt discount and debt issuance cost are being accreted over the life of the note to accretion of debt discount and issuance cost. As of September 30, 2023, the Company has accrued $25,077 of interest.

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

The Company recorded a $1,387,500 debt discount relating to a $137,500 original issue discount and $1,250,000 from a beneficial conversion feature. The debt discount and debt issuance cost are being accreted over the life of the note to accretion of debt discount and issuance cost. As of September 30, 2023, the Company has accrued $41,055 of interest.

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

Subsequent to September 30, 2023, the Company repaid the March 2023 Note in full along with $38,302 of accrued interest.

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

The Company recorded a $9,500 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost. During the nine months ended September 30, 2023, the Company accreted $2,388 of debt discount expense and accrued $8,052 in interest.

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

During the nine months ended September 30, 2023, the Company accrued and paid $6,283 of interest.

The July 2023 Loan Agreement

On July 27, 2023, the Company entered into a loan agreement (the “July 2023 Loan Agreement”) with a lender (the “July 2023 Lender”), whereby the July 2023 Lender issued the Company a promissory note of $143,000 (the “July 2023 Note”). Pursuant to the July 2023 Loan Agreement, the July 2023 Note has an interest rate of 10%. The maturity date of the July 2023 Note is July 27, 2024 (the “July 2023 Maturity Date”).

On October 21, 2023, the July 2023 Note is convertible into shares of the Company’s common stock, par value $0.001 per share (“Conversion Shares”) equal to 65% of the lowest trading price of the Company’s common stock on the ten-trading day immediately preceding the date of the respective conversion.

The Company recorded a $3,000 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost. During the nine months ended September 30, 2023, the Company accreted $537 of debt discount expense and accrued $2,547 in interest.

Note 7 – Related Party

Officer compensation

During the nine months ended September 30, 2023 and 2022, the Company paid $88,973 and $87,275, respectively for living expenses for officers of the Company.

Related Party Notes Payable

On June 23, 2023, the Company entered into a loan agreement (the “June 2023 Loan Agreement”) with Jeremy Frommer, the Company’s CEO, whereby Mr. Frommer issued the Company a promissory note of $88,100 (the “June 2023 Note”). Pursuant to the June 2023 Loan Agreement, the June 2023 Note has an effective interest rate of 18%. The maturity date of the June 2023 Note is December 23, 2023 (the “June 2023 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the June 2023 Loan Agreement are due. The June 2023 Note is convertible into the Company’s common stock at a price of $0.20 per share.

Note 8 – Derivative Liabilities

The Company has identified derivative instruments arising from a make-whole feature in the Company’s outstanding Equity Line of Credit at September 30, 2023.

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

Expected term: The Company’s remaining term is based on the remaining contractual life of the make-whole feature.

The following are the changes in the derivative liabilities during the nine months ended September 30, 2023:

	Nine Months Ended September 30, 2023
	Level 1	Level 2	Level 3
Derivative liabilities as January 1, 2023	$-	$-	$-
Addition	-	-	123,649
Changes in fair value	-	-	-
Extinguishment	-	-	(72,114)
Derivative liabilities as September 30, 2023	-	-	51,535

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

On February 28, 2023, the Company issued 1,250,000 shares of its restricted common stock to consultants in exchange for nine months of services at a fair value of $213,750. The shares issued to the consultant were recorded as common stock issued for prepaid services and will be expensed over the life of the consulting contract to share based payments.

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

On July 10, 2023, the Company issued 9,240,010 shares of common stock pursuant to the exercise of warrants for gross proceeds of $231,000.

On July 11, 2023, the Company issued 2,250,000 shares of its restricted common stock at a fair value of $164,250 as commitment shares pursuant to a promissory note.

On July 28, 2023, the Company issued 1,093,750 shares of its restricted common stock at a fair value of $44,844 in exchange for 18% membership interest in Orbit Media LLC.

On July 31, 2023, the Company issued 2,000,000 shares of its restricted common stock at a fair value of $84,000 as commitment shares pursuant to a promissory note.

On August 28, 2023, the Company issued 5,523,459 shares of its common stock pursuant to a conversion of $138,086 in convertible promissory notes at a price of $0.025 per share.

On September 5, 2023, the Company issued 2,101,870 shares of its restricted common stock to consultants in exchange for services at a fair value of $71,464.

On September 8, 2023, the Company issued 1,000,000 shares of its restricted common stock to consultants in exchange for services at a fair value of $30,000.

On September 14, 2023, the Company issued 2,750,000 shares of its restricted common stock to consultants in exchange for services at a fair value of $52,250.

On September 5, 2023, the Company sold 4,127,742 shares of its common stock pursuant to the Investment Agreement entered into on the October 20, 2022, between the Company and Coventry Enterprises for gross proceeds of $97,142 to the Company.

On September 18, 2023, the Company issued 3,858,724 shares of its common stock pursuant to a conversion of $96,468 in convertible promissory notes at a price of $0.025 per share.

On September 26, 2023, the Company issued 625,000 shares of its restricted common stock at a fair value of $13,125 pursuant to an extension for a monthly payment on a promissory note.

Stock Options

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – January 1, 2023 – outstanding	4,398,603	4.01	3.80
Granted	68,000,000	1.44	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Balance – September 30, 2023 – outstanding	72,398,603	1.30	3.83
Balance – September 30, 2023 – exercisable	63,279,603	4.99	3.67

Option Outstanding			Option Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)
$1.30	72,398,603	3.83	4.99	63,279,603	3.67

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $8,283,267 for the nine months ended September 30, 2023.

As of September 30, 2023, there was $0 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans.

Warrants

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The following is a summary of the Company’s warrant activity:

	Warrant	Weighted Average Exercise Price
Balance – January 1, 2023 – outstanding	16,261,701	2.94
Granted	293,194,132	0.72
Exercised	(13,009,059)	(0.03)
Forfeited/Cancelled	(323,980)	(4.31)
Balance – September 30, 2023 – outstanding	296,122,794	0.11
Balance – September 30, 2023 – exercisable	296,122,794	$0.11

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.11	296,122,794	4.32	0.11	296,122,794	0.11

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

During the three months ended June 30, 2023, a total of 2,936,100 warrants were issued with convertible notes and notes payable. The warrants have a grant date fair value of $190,935 using a Black-Scholes option-pricing model and the above assumptions.

During the three months ended June 30, 2023, some of the Company’s warrants had a down-round provision triggered that also resulted in an additional 88,318,466 warrants to be issued. A deemed dividend of $5,745,484 was recorded to the Statements of Comprehensive Loss.

During the three months ended September 30, 2023, a total of 25,011,250 warrants were issued with convertible notes and notes payable. The warrants have a grant date fair value of $723,250 using a Black-Scholes option-pricing model and the above assumptions.

During the three months ended September 30, 2023, some of the Company’s warrants had a down-round provision triggered that also resulted in an additional 109,617,955 warrants to be issued. A deemed dividend of $8,497,035 was recorded to the Statements of Comprehensive Loss.

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

Lease Agreements

The Company currently does not own any properties. Our corporate headquarters consists of a total of 8,000 square feet and is located at 419 Lafayette Street, 6th Floor, New York, NY, 10003. The current lease term is 7 years commencing May 1, 2022. The total amount remaining under this lease is $2,977,483.

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

Operations of:	Products and services provided:
Creatd Labs	Creatd Labs is the segment focused on development initiatives. Creatd Labs houses the Company’s proprietary technology, including its flagship platform, Vocal, as well as oversees the Company’s content creation framework, and management of its digital communities. Creatd Labs derives revenues from Vocal creator subscriptions, platform processing fees and technology licensing fees.

Creatd Ventures	Creatd Ventures builds, develops, and scales e-commerce brands. This segment generates revenues through product sales of its two majority-owned direct-to-consumer brands, Camp and Dune Glow Remedy.
Creatd Partners	Creatd Partners fosters relationships between brands and creators through its suite of agency services, including content marketing (Vocal for Brands), performance marketing (Seller’s Choice), and influencer marketing (WHE Agency). Creatd Partners derives revenues in the form of brand fees and talent management commissions.

The following tables present certain financial information related to our reportable segments and Corporate:

Balance Sheet

As of September 30, 2023

	Creatd Labs	Creatd Ventures	Creatd Studios	Creatd Partners	Corporate	Total

Accounts receivable, net	35,104	-	-	-	-	35,104
Prepaid expenses and other current assets	115,164	-	-	-	94,244	209,408
Deposits and other assets	138,344	-	-	-	160,159	298,503
Intangible assets	-	183,229	-	-	-	183,229
Goodwill	-	46,460	-	-	-	46,460
Inventory	16,374	96,024	-	-	-	112,398
All other assets	-	772	269	-	2,005,857	2,006,898
Total Assets	304,986	326,485	269	-	2,260,260	2,892,000

Accounts payable and accrued liabilities	1,490,249	1,774,135	10,929	394,619	9,771,030	13,440,962
Note payable, net of debt discount and issuance costs	218,747	72,507	-	-	7,316,333	7,607,587
Deferred revenue	342,609	-	-	-	-	342,609
All other Liabilities	11,000	-	-	-	2,210,543	2,221,543
Total Liabilities	2,062,605	1,846,642	10,929	394,619	19,297,906	23,612,701

Balance Sheet

As of December 31, 2022

	Creatd	Creatd	Creatd	Creatd
	Labs	Ventures	Studios	Partners	Corporate	Total

Accounts receivable, net	-	11,217	-	228,206	-	239,423
Prepaid expenses and other current assets	23,712	40,681	-	-	64,154	128,547
Deposits and other assets	629,955	2,600	-	-	164,676	797,231
Intangible assets	-	207,301	-	-	22,783	230,084
Goodwill		46,460	-	-	-	46,460
Inventory	30,125	374,845	-	-	-	404,970
All other assets	-	-	-	-	2,973,034	2,973,034
Total Assets	683,792	683,104	-	228,206	3,224,647	4,819,749

Accounts payable and accrued liabilities	8,495	1,635,298	-	509,931	5,411,996	7,565,720
Note payable, net of debt discount and issuance costs	130,615	184,160	-	-	6,700,504	7,015,279
Deferred revenue	275,017	-	-	24,392	-	299,409
All other Liabilities	-	-	-	-	2,442,540	2,442,540
Total Liabilities	414,127	1,819,458	-	534,323	14,555,040	17,322,948

Income Statement

For the three months ended September 30, 2023

	Creatd	Creatd	Creatd	Creatd
	Labs	Ventures	Studios	Partners	Corporate	Total

Net revenue	$243,397	$39,014	$115	$155,329	$-	$437,855
Cost of revenue	$230,247	$97,167	$-	$32,286	$-	$359,700
Gross margin	$13,150	$(58,153)	$115	$123,043	$-	$78,155

Compensation	$209,911	$58,764	$24,080	$15,102	$33,482	$341,338
Research and development	$543,161	$-	$-	$-	$-	$543,161
Marketing	$61,898	$-	$-	$-	$-	$61,898
Stock based compensation	$244,458	$68,435	$28,043	$17,587	$38,993	$397,516
General and administrative	$83,960	$50,029	$29,236	$40,036	$382,709	$585,970
Depreciation and amortization	$-	$8,681	$-	$-	$62,404	$71,085
Total operating expenses	$1,143,388	$185,909	$81,359	$72,725	$517,588	$2,000,968

Interest expense	$(38,982)	$(2,498)	$-	$(2,266)	$(429,710)	$(473,457)
All other expenses	$(31,182)	$-	$-	$-	$(491,302)	$(522,484)

Other expenses, net	$(70,164)	$(2,498)	$-	$(2,266)	$(921,012)	$(995,941)

Loss before income tax provision and equity in net loss from unconsolidated investments	$(1,200,402)	$(246,560)	$(81,244)	$48,052	$(1,438,600)	$(2,918,754)

Income Statement

For the three months ended September 30, 2022

	Creatd	Creatd	Creatd	Creatd
	Labs	Ventures	Studios	Partners	Corporate	Total

Net revenue	$291,414	$316,654	$-	$414,783	$-	$1,022,851
Cost of revenue	$564,349	$502,396	$-	$337,817	$-	$1,404,562
Gross margin	$(272,935)	$(185,742)	$-	$76,966	$-	$(381,711)

Compensation	$59,603	$353,008	$-	$289,107	$1,034,317	$1,736,035
Research and development	$139,997	$-	$-	$94,968	$-	$234,965
Marketing	$370,584	$234,760	$-	$41,176	$-	$646,520
Stock based compensation	$122,964	$111,472	$-	$126,654	$265,478	$626,568
General and administrative	$29,120	$80,377	$-	$54,341	$2,029,186	$2,193,024
Depreciation and amortization	$1,489	$43,001	$-	$40,917	$72,589	$157,996
Total operating expenses	$723,757	$822,618	$-	$647,163	$3,401,570	$5,595,108

Interest expense	$(17,048)	$-	$-	$-	$(656,646)	$(673,694)
All other expenses	$-	$-	$-	$-	$(2,875,832)	$(2,875,832)

Other expenses, net	$(17,048)	$-	$-	$-	$(3,532,478)	$(3,549,527)

Loss before income tax provision and equity in net loss from unconsolidated investments	$(1,013,740)	$(1,008,360)	$-	$(570,197)	$(6,934,048)	$(9,526,346)

Income Statement

For the nine months ended September 30, 2023

	Creatd	Creatd	Creatd	Creatd
	Labs	Ventures	Studios	Partners	Corporate	Total

Net revenue	$852,969	$646,745	$28,983	$594,667	$-	$2,123,364
Cost of revenue	$728,357	$895,386	$2,500	$183,731	$-	$1,809,974
Gross margin	$124,612	$(248,641)	$26,483	$410,936	$-	$313,390

Compensation	$1,123,325	$314,471	$128,862	$80,817	$3,529,445	$5,176,920
Research and development	$721,088	$-	$-	$-	$-	$721,088
Marketing	$-	$276,189	$-	$693,039	$-	$969,228
Stock based compensation	$-	$-	$-	$-	$8,283,267	$8,283,267
General and administrative	$114,169	$142,373	$95,373	$26,100	$2,988,730	$3,366,745
Depreciation and amortization	$-	$41,972	$-	$-	$101,235	$143,207
Total operating expenses	$1,958,582	$775,005	$224,235	$799,956	$14,902,677	$18,660,455

Interest expense	$(37,881)	$(7,830)	$-	$-	$(587,097)	$(632,808)
All other expenses	$(31,182)	$-	$-	$-	$(4,329,082)	$(4,360,264)

Other expenses, net	$(69,063)	$(7,830)	$-	$-	$(4,916,179)	$(4,993,072)

Loss before income tax provision and equity in net loss from unconsolidated investments	$(1,903,033)	$(1,031,476)	$(197,752)	$(389,020)	$(19,818,856)	$(23,340,137)

Income Statement

For the nine months ended September 30, 2022

	Creatd	Creatd	Creatd	Creatd
	Labs	Ventures	Studios	Partners	Corporate	Total

Net revenue	$1,138,904	$1,237,542	$-	$1,621,044	$-	$3,997,490
Cost of revenue	$1,917,039	$1,706,586	$-	$1,147,526	$-	$4,771,151
Gross margin	$(778,135)	$(469,044)	$-	$473,518	$-	$(773,661)

Compensation	$724,423	$49,735	$-	$198,074	$2,538,495	$3,510,727
Research and development	$408,810	$-	$-	$277,321	$-	$686,131
Marketing	$2,301,994	$1,458,280	$-	$255,777	$-	$4,016,051
Stock based compensation	$755,284	$684,697	$-	$777,948	$1,630,649	$3,848,578
General and administrative	$(482,093)	$1,317,924	$-	$834,413	$6,032,192	$7,702,436
Depreciation and amortization	$4,166	$120,282	$-	$114,453	$203,042	$441,943
Total operating expenses	$3,712,584	$3,630,918	$-	$2,457,986	$10,404,378	$20,205,866

Interest expense	$(34,095)	$-	$-	$-	$(673,855)	$(707,950)
All other expenses	$-	$-	$-	$-	$(3,424,854)	$(3,424,854)

Other expenses, net	$(34,095)	$-	$-	$-	$(4,098,709)	$(4,132,804)

Loss before income tax provision and equity in net loss from unconsolidated investments	$(4,524,814)	$(4,099,962)	$-	$(1,984,468)	$(14,503,087)	$(25,112,331)

Note 14 – Subsequent Events

Note Conversions

On October 3, 2023, an investor converted $150,000 in principal of a convertible promissory note into 6,000,000 shares of the Company’s common stock.

On October 11, 2023, an investor converted $30,000 in principal and $8,197.50 in interest and fees of a convertible promissory note into 1,527,900 shares of the Company’s common stock.

Debenture and Warrant Restructuring

On October 6, 2023, the Company entered into an agreement with the holder (the “Holder”) of certain of the Company’s previously issued securities (the “Restructuring Agreement”).

The Restructuring Agreement, among other things, modified certain provisions of the following securities of the Company:

(i) Original Issue Discount Convertible Debenture issued on December 12, 2022 (the “December 2022 Debenture”)

(ii) Original Issue Discount Convertible Debenture issued on January 13, 2023 (the “January 2023 Debenture”)

(iii) Original Issue Discount Convertible Debenture issued on February 1, 2023 (the “February 2023 Debenture” and, together with the December 2022 Debenture and January 2023 Debenture, the “Debentures”)

(iv) Common Stock Purchase Warrant issued on December 12, 2022 (the “Restructured Warrants”)

Pursuant to the Restructuring Agreement, the Company and the Holder agreed to, among other things, to (i) extend the maturity dates for the Debentures, which have a cumulative remaining balance of $2,485,000, to February 28, 2024; (ii) reduce the conversion price of the Debentures down to $0.025, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock; (iii) reduce the exercise price of the Restructured Warrants down to $0.025, subject to adjustment for subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock; (iv) allow the Company to prepay the Debentures at any time with no prepayment penalty or fees; and (v) issue the Holder 5,000,000 shares as consideration.

Assignment and Assumption Agreement

On October 6, 2023, the Company entered into an agreement (the “Assignment and Assumption Agreement”) with an entity (the “Buyer”) to acquire the assets and assume the liabilities of the brands known as Brave and Basis, DBAs of the Company’s wholly owned subsidiary Creatd Ventures LLC.

In addition to the assumption of approximately $215,000 in liabilities and the cancellation of an additional $38,750, the Company received a 7.5% membership interest in the acquiring entity and will receive 7.5% of all cash receipts generated from the acquired inventory.

Dispute Settlement

On October 11, 2023, the Company entered into an agreement (the “Settlement Agreement”) with a former executive (the “Executive”) regarding a previously executed Executive Separation Agreement.

The Company and Executive agreed to settle the outstanding liability of $405,208 in exchange for $75,000 in cash payment and 5,753,472 shares of the Company’s common stock. In exchange, the Executive has agreed to rescind the Confession of Judgement as granted in the original Executive Separation Agreement.

Chief Financial Officer Resignation

On October 12, 2023, the Board of Directors (the “Board”) of Creatd, Inc. (the “Company”) was notified by Eric Pickens, CFO, of his intention to transition to a consultant for the Company supporting its finance and accounting functions and to resign from the position of CFO. On October 16, 2023, the Board determined it was in the best interest of the Company to accept Mr. Pickens’ resignation and to continue his engagement with the Company as a finance and accounting consultant.

Chief Financial Officer Appointment

On October 16, 2023, the Board appointed Mr. Jeremy Frommer as the Chief Financial Officer of the Company, effective October 16, 2023.

Share Award Recession

On October 16, 2023, the Company’s board of directors (the “Board”) determined to rescind a previously approved allocation of a class of restricted shares to the then executive officers and board of directors. This class consisted of 21,398,080 shares and was previously approved by the Board on February 8, 2023, eliminating the corresponding liability of $2,071,245 for the payroll taxes on this issuance.

Executive and Director Share Awards

On October 17, 2023, the Board approved the issuance of 21,398,080 shares of common stock to certain officers, directors, and employees at a fair market value of $620,544.

Equity Line of Credit

On October 20, 2023, 2023, the Company drew down from its outstanding Equity Line of Credit and issued 4,242,322 shares for total proceeds of $75,000.

Note Amendment Agreement

On October 23, 2023, the Company entered into a note amendment agreement with a note holder whereby two note payments, due on October 16, 2023 and November 16, 2023, were extended to December 15, 2023. In exchange for this extension, the Company paid the note holder $10,000 and issued 1,500,000 shares of the Company’s common stock.

PIPE

On October 23, 2923, the Company entered into securities purchase agreements with 7 investors whereby the investors purchased 7,735,294 shares of the Company’s common stock at a price of $0.017 per share and were issued 15,407,588 warrants to purchase the Company’s common stock at a price of $0.02 per share for gross proceeds of $20,500.

Vocal, Inc. RegCF Closings

Subsequent to September 30, 2023, the Company conducted 2 closings of the RegCF for its subsidiary, Vocal, Inc., for gross proceeds of $67,982.

Promissory Note

On November 1, 2023, Creatd, Inc. (the “Company”) entered into a share purchase agreement (the “Agreement”) with Auctus Fund, LLC (the “Buyer”), pursuant to which (i) the Buyer purchased a promissory note (the “Promissory Note”) made by the Company, in the aggregate principal amount of $111,111, convertible into shares of common stock, $0.001 par value per share, of the Company (the “Common Stock”), upon the terms set forth in the Promissory Note, and (ii) the Company issued 5,000,000 restricted shares of Common Stock to the Buyer as additional consideration for the purchase of the Promissory Note, for a purchase price of $100,000. The Company will pay guaranteed interest on the unpaid Principal Amount at the rate of 10% (the “Interest Rate”) per annum from October 31, 2023 (the “Issue Date”) until the same becomes due and payable. The maturity date shall be twelve months from the Issue Date.

The per share conversion price into which Principal Amount and interest (including any Default Interest) under the Promissory Note shall be convertible into shares of Common Stock (the “Conversion Price”) shall be $0.016, subject to adjustments for any stock dividend, stock split, stock combination, rights offerings, reclassification or similar transaction that proportionately decreases or increases the Common Stock as set forth in the Promissory Note.

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

On July 28, 2023, the Company acquired an additional 17.5% of the membership interests of Orbit Media, LLC., bringing our total membership interests to 74%. Orbit has been consolidated due to the Company’s ownership of 51% voting control, and the results of operations have been included since the date of acquisition in the Statement of Operations.

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

Results of Operations

Overview

Operating results for the nine months ending September 30, 2023, continue to reflect the Company’s efforts to right-size operations in preparation for both near and long-term growth. Overall revenues decreased by 47% vs the same period in the prior year as a result of specific strategic decisions management deemed in the Company’s best long-term interest. The direct cost of sales was reduced by an even greater percentage (-62%), enabling the Company to achieve an overall positive gross margin during the period. Aggressive pricing to promote Vocal+ annual memberships did reduce digital subscription revenue but increased retention rates and the average customer lifetime value. A managed pause in the influencer marketing activity at WHE did substantially decreased revenues from this segment. The above results were achieved while reducing the marketing spend by almost 76%. Furthermore, while overall expenses decreased by 7% period over period, backing out non-cash and non-recurring expenses resulted in a -36% decrease in compensation, R&D, marketing, general & administrative expenses. Despite the significant reductions in marketing and general operating expenses, the Company believes that revenues will reverse and grow significantly upon realization of its recapitalization plan, projected to be fully implemented by the end of Q4. With this new forward growth layered upon a reduced operating expense budget and slimmed down headcount, the Company continues to expect to reach its long-stated goal of cash flow breakeven within a year.

Summary of Statements of Operations for the Nine Months Ended September 30, 2023, and 2022:

	Nine Months Ended September 30,
	2023	2022
Revenue	$2,123,364	$3,997,490
Cost of revenue	$1,809,974	$4,771,151
*Operating expenses	$18,660,455	$20,205,866
Loss from operations	$(18,347,065)	$(20,979,527)
Other income (expenses)	$(4,993,072)	$(4,132,804)
Net loss	$(23,304,137)	$(25,112,331)
Loss per common share - basic and diluted	$(0.48)	$(1.23)

*	The nine-month results ending September 30, 2023, include non-cash items totaling $12,603,996

Revenue

Revenue totaled $2,123,364 for the nine months ended September 30, 2023, as compared to $3,997,490 for the comparable nine months ended September 30, 2022, a decrease of $1,874,126 (47%). The decrease in revenue is attributable to a decrease in agency revenues in non-core business divisions and a relatively small loss in subscription revenue, partially offset by an increase in revenue from the Company’s direct to consumer brands.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2023, was $1,809,974 as compared to $4,771,151 for the nine months ended September 30, 2022. The decrease of $2,961,177 (62%) in cost of revenue is primarily related to a decrease in revenue augmented by a reduction in direct labor related costs. The Company expects the gross margin to improve over time as it continues to grow and improve upon a self-sustaining, organically driven revenue model across its business segments.

Operating Expenses

Backing out non-cash and non-recurring operating expenses results in a net (37%) decrease in compensation and general & administrative expenses. On a GAAP adjusted basis (which includes non-cash and non-recurring operating expenses) operating expenses for the nine months ended September 30, 2023, were $18,660,455 as compared to $20,205,866 for the nine months ended September 30, 2022. The decrease of $1,545,411 in operating expenses is related to an increase in stock-based compensation for the award of shares to employees and officers of the Company in recognition of having accepted reduced salaries beginning August 22, 2022, and associated taxes. This was offset by a decrease in marketing and research and development expenses of $3,011,866 (-64%).

Loss from Operations

Loss from operations for the nine months ended September 30, 2023, was $18,347,065 as compared to $20,979,527 for the nine months ended September 30, 2022, primarily due to stock-based compensation and other one-time expenses. Going forward, the Company expects the loss from operations to decrease significantly as it focuses on organic revenue growth and continues to find efficiencies to reduce operating expenses.

Other Income and (Expenses)

Other income (expenses) for the nine months ended September 30, 2023, were $(4,993,072) as compared to $(4,132,804) for the nine months ended September 30, 2022. These expenses were predominantly due to accretion of debt discount and issuance costs related to the issuance of additional promissory and convertible notes.

Net Loss

Net loss for the nine months ended September 30, 2023, was $(23,340,137), as compared to a net loss of $(25,112,331) for the nine months ended September 30, 2022.

Net loss attributable to common shareholders for the nine months ended September 30, 2023, was $44,338,096, or a loss per share of $0.48, as compared to a net loss attributable to common shareholders of $24,130,227, or a loss per share of $1.23, for the nine months ended September 30, 2022.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital as of September 30, 2023, compared to December 31, 2022:

	September 30, 2023	December 31, 2022	Increase / (Decrease)
Current Assets	$363,669	$1,479,164	$(1,115,495)
Current Liabilities	$21,693,515	$15,207,316	$6,486,199
Working Capital (Deficit)	$(21,329,846)	$(13,728,152)	$(7,601,694)

As of September 30, 2023, the Company had a working capital deficit of $21,329,846 as compared to a working capital deficit of $13,728,152 at December 31, 2022, an increase in working capital deficit of $7,601,694. This increase is primarily attributable to a reduction in cash and an increase in accounts payable and accrued liabilities. This was partially offset by a decrease in convertible notes payable and notes payable.

Net Cash

Net cash used in operating activities for the nine months ended September 30, 2023, was $3,384,288, an improvement of $10,335,705 from the same period in 2022. Going forward, the Company plans to continue to reduce expenses by improving operating efficiency while focusing on organic revenue growth, and it is anticipated that the Company’s net cash used in operating activities will consistently decrease throughout 2023.

Net cash provided by investing activities for the nine months ended September 30, 2023, was $250,000. This is attributable to the sale of a non-controlling interest in the Company’s subsidiary OG Collection, Inc.

Net cash provided by financing activities for the nine months ended September 30, 2023, and 2022 was $2,434,823 and $11,061,905, respectively. During the nine months ended September 30, 2023, the Company’s operations were predominantly financed by proceeds from the continued exercise of warrants, the issuance of both convertible notes and promissory notes, and the sale of common stock. This was partially offset by repayments of both convertible and promissory notes.

Off-Balance Sheet Arrangements

As of September 30, 2023, the Company had no off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, throughout 2022 and into 2023, the Company continues the complete review of all of its financial procedures and controls and is continuing the process of updating and optimizing its infrastructure around these controls. Over the past year, the Company has hired additional finance and accounting personnel, significantly improving the segregation of duties within that department and providing additional bandwidth for management to focus on improving controls and procedures. This review is ongoing, and the Company believes that this process will continue to positively affect our internal control over financial reporting in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2023, we issued securities that were not registered under the Securities Act and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q as listed below. All of the securities discussed in this Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

Consultant Shares

During the three months ended September 30, 2023, the Company issued 5,851,870 shares of Common Stock to consultants.

Additional Purchase of Orbit Media, LLC

During the three months ended September 30, 2023, the Company issued 1,093,750 shares to purchase an additional 18% equity interest in Orbit Media, LLC bringing our total ownership to 74%.

Shares Issued with Convertible Notes

During the three months ended September 30, 2023, the Company issued 2,625,000 unregistered shares as commitment shares as additional consideration to a lender for entering into or extending convertible notes.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2023, the Company is in default on $2,265,447 in principal on senior secured notes from The July 2022 Convertible Note Offering.

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

CREATD, INC.

Date: November 14, 2023	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Jeremy Frommer
	Name:	Jeremy Frommer
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)