Form 10-Q
period 2026-06-30
Creatd, Inc.
filed 2026-08-13
CIK 1357671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from XXXXXXXXX to June 30, 2026
Commission file number 000-00000
___________________________________
CREATD, INC.
(Exact name of registrant as specified in its charter)
___________________________________

Nevada	87-0645394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111B S Governors Ave # 20721 Dover, DE	19904
(Address of Principal Executive Offices)	(Zip Code)
(646) 859-5747
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
As of August 12, 2026, the registrant had 3,305,235 shares of its common stock, par value $0.001 per share, outstanding.

Part I - Financial Information
Item 1. Financial Statements
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Creatd, Inc.
Condensed Consolidated Balance Sheets

	As of	As of
	June 30, 2026	December 31, 2025
	(Unaudited)

Assets

Current Assets
Cash	$335,103	$221,742
Accounts receivable, net	31,250	10,000
Marketable securities	4,545,009	251,983
Prepaid expenses and other current assets	112,334	260,921
Note receivable, net	3,415,073	—
Total Current Assets	8,438,769	744,646

Non-current Assets

Property and equipment, net	179,568	6,176
Intangible assets, net	22,475	28,043
Minority investment in businesses	1,172,832	1,172,832
Finance lease right of use asset, net	9,595	—

Total Non-current Assets	1,384,470	1,207,051

Assets of discontinued operations (Note 11)	—	16,190,250

Total Assets	$9,823,239	$18,141,947

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$3,967,120	$5,285,765
Convertible notes, net of debt discount and issuance costs	2,079,932	383,374
Current portion of finance lease payable	4,796	-
Note payable, net of debt discount and issuance costs	94,256	106,819
Deferred revenue	85,238	118,862
Derivative liability	1,090,224	1,668,038

Total Current Liabilities	7,321,566	7,562,858

Non-current Liabilities:
Note payable	24,454	14,311
Finance lease payable	4,837	-

Total Non-current Liabilities	29,291	14,311

Liabilities of discontinued operations (Note11)	—	1,492,069

Total Liabilities	7,350,857	9,069,238

Commitments and contingencies (Note 9)

Mezzanine Equity
Redeemable Preferred Stock in Vocal, Inc.	84,790	84,790

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized.
Series A Preferred stock, $0.001 par value, 50,000 shares authorized; 1,087 shares issued and outstanding as of June 30, 2026 and December 31, 2025.	1	1
Series F Preferred stock, $0.001 par value, 5,500,000 shares authorized; 2,283 shares issued and outstanding as of June 30, 2026 and December 31, 2025.	2	2
Series G Preferred stock, $0.001 par value, 500,000 shares authorized; 16,979 shares and 17,280 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	17	17
Series H Preferred stock, $0.001 par value, 50,000 shares authorized; 3,156 shares and 3,798 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	4	4
Series I Preferred stock, $0.001 par value, 100,000 shares authorized; 37,812 shares issued and outstanding as of June 30, 2026 and December 31, 2025.	38	38
Common stock par value $0.001: 3,000,000,000 shares authorized; 1,347,212 issued and 1,347,203 outstanding and 757,792 issued and 757,783 outstanding as of June 30, 2026 and December 31, 2025, respectively.	1,348	759
Less: Treasury stock, 9 shares as of June 30, 2026 and December 31, 2025.	(78,456)	(78,456)
Additional paid in capital	280,202,708	266,973,016
Accumulated deficit	(280,218,490)	(262,926,318)
Accumulated other comprehensive loss	(298,405)	(298,405)
Total Creatd, Inc. Stockholders' (Deficit) Equity	(391,233)	3,670,658
Non-controlling interest in consolidated subsidiaries	2,778,825	5,317,261
Total Stockholders' Equity	2,387,592	8,987,919

Total Liabilities and Stockholders' Equity	$9,823,239	$18,141,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Creatd, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended June, 30		For the six months ended June, 30
	2026	2025	2026	2025

Net revenue	$173,941	$196,946	$377,668	$488,830

Cost of revenue	31,987	47,768	33,416	87,744

Gross margin	141,954	149,178	344,252	401,086

Operating expenses
Stock based compensation	1,440,160	2,360,259	12,748,152	3,310,183
General and administrative	643,864	19,808	1,360,269	710,997
Marketing	12,525	65,869	118,997	107,332
Compensation	355,384	293,279	726,192	822,601
Research and development	(19,427)	—	21,798	—
Total operating expenses	2,432,506	2,739,215	14,975,408	4,951,113

Loss from operations	(2,290,552)	(2,590,037)	(14,631,156)	(4,550,027)

Other (expenses) income
Change in fair value of derivative liability	368,860	—	639,644	—
Other income	72	880,044	2,947	1,068,704
Gain on settlement of liabilities	950,408	421,748	948,031	527,353
Interest income (expense), net	119,788	(60,022)	104,227	(128,117)
Unrealized (loss) gain on marketable securities	(1,105,838)	(21,558)	(1,261,526)	36,461
Realized loss on marketable securities	(1,824)	—	(1,824)	—
Accretion of debt discount and issuance cost	(523,598)	(13,246)	(1,727,449)	(48,775)
Gain on extinguishment of debt	—	—	—	9,238
Other (expenses) income, net	(192,132)	1,206,966	(1,295,950)	1,464,864

Loss before income tax provision	(2,482,684)	(1,383,071)	(15,927,106)	(3,085,163)

Income tax provision	—	—	—	—

Net loss from continuing operations	(2,482,684)	(1,383,071)	(15,927,106)	(3,085,163)

Net loss from discontinued operations	—	(89,410)	(1,379,339)	(426,993)

Net loss	$(2,482,684)	$(1,472,481)	$(17,306,445)	$(3,512,156)

Net loss attributable to noncontrolling interest	2,602	(134,472)	(398,973)	(169,550)

Net loss attributable to Creatd, Inc.	$(2,485,286)	$(1,338,009)	$(16,907,472)	$(3,342,606)

Deemed dividend	384,700	51,673	384,700	1,363,254

Net loss attributable to Creatd, Inc. common stockholders	$(2,869,986)	$(1,389,682)	$(17,292,172)	$(4,705,860)

Comprehensive loss

Net loss	$(2,482,684)	$(1,472,481)	$(17,306,445)	$(3,512,156)

Currency translation loss	—	—	—	(358)

Comprehensive loss	$(2,482,684)	$(1,472,481)	$(17,306,445)	$(3,512,514)

Per-share data
Basic and diluted loss per share from continuing operations	$(2.95)	$(2.55)	$(19.85)	$(6.64)
Basic and diluted loss per share from discontinued operations	$—	$(0.16)	$(1.72)	$(0.92)
Weighted average number of common shares outstanding from continuing operations	840,363	$542,546	802,205	464,532
Weighted average number of common shares outstanding from discontinued operations	840,363	$542,546	802,205	464,532
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Condensed Consolidated Statement of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2026 and 2025
(Unaudited)

	Series A Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series I Preferred Stock		Common Stock		Treasury stock		Additional Paid in Capital	Accumulated Deficit	Non-Controlling Interest	Other Comprehensive Income	Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2026	1,087	$1	450	$—	2,283	$2	17,280	$17	3,798	$4	37,812	$38	757,792	$759	(9)	$(78,456)	$266,973,016	$(262,926,318)	$5,317,261	$(298,405)	$8,987,919
Stock based compensation in Creatd, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	1,819	2	—	—	12,607,409	—	—	—	12,607,411
Fair value allocation of warrants issued with debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	238,170	—	—	—	238,170
Issuance of common stock for fractional shares	—	—	—	—	—	—	—	—	—	—	—	—	10,577	11	—	—	(11)	—	—	—	—
Non controlling interest divested in disposition of business	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,953,772)	—	(1,953,772)
Repurchase of non controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(185,691)	—	(185,691)
Shares issued for conversion of preferred to common	—	—	—	—	—	—	(301)	—	(642)	—	—	—	35,066	35	—	—	(35)	—	—	—	—
Shares issued for conversion of warrants to common	—	—	—	—	—	—	—	—	—	—	—	—	541,958	542	—	—	(542)	—	—	—	—
Deemed dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	384,700	(384,700)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,907,472)	(398,973)	—	(17,306,445)
Balance, June 30, 2026	1,087	$1	450	$—	2,283	$2	16,979	$17	3,156	$4	37,812	$38	1,347,212	$1,348	(9)	$(78,456)	$280,202,708	$(280,218,490)	$2,778,825	$(298,405)	$2,387,592

	Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series I Preferred Stock		Common Stock		Treasury stock		Additional Paid in Capital	Accumulated Deficit	Non-Controlling Interest	Other Comprehensive Income	Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2025	450	$—	3,118	$3	2,085	$2	3,798	$4	—	$—	4,613,981	$4,615	(187)	$(78,456)	$239,182,605	$(252,800,800)	$3,606,256	$(297,717)	$(10,383,488)
Shares issued for exercise of warrants	—	—	—	—	—	—	—	—	—	—	4,698,400	4,698	—	—	(2,698)	—	—	—	2,000
Cash received for stock	—	—	—	—	1,657	2	—	—	—	—	276,140	276	—	—	1,506,862	—	—	—	1,507,140
Shares issued as part of acquisition of consolidated subsidiaries	—	—	—	—	9,475	9	—	—	—	—	1,056,140	1,056	—	—	14,071,248	—	—	—	14,072,313
Shares issued for acquisition of marketable securities	—	—	—	—	—	—	—	—	—	—	50,176	50	—	—	16,207	—	—	—	16,257
Shares issued for minority interest	—	—	—	—	—	—	—	—	23,000	23	—	—	—	—	839,477	—	—	—	839,500
Deemed Dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,363,254	(1,363,254)	—	—	—
Fair value allocation of warrants issued with debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	12,047	—	—	—	12,047
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(358)	(358)
Common stock issued for financing fees		—	—	—	—	—	—	—	—	—	1,768	2	—	—	2,120	—	—	—	2,122
Sale of noncontrolling interest in Flyte, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	100,000	—	100,000
Common stock issued as part of acquisition of consolidated subsidiaries	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(166)	—	—	—	(166)
Shares issued for conversion of preferred to common	—	—	(835)	(1)	—	—	—	—	—	—	167,000	167	—	—	328,739	—	—	—	328,905
Shares issued for settlement of liabilities	—	—	—	—	640	1	—	—	—	—	386,925	387	—	—	21,876	—	—	—	22,264
Stock issued for prepaid services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,309,526		—	—	3,309,526
Stock based compensation in Creatd, Inc.	—	—	—	—	267	—	—	—	14,812	15	642,477	643	—	—	—	—	—	—	658
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,342,606)	(169,550)	—	(3,512,156)
Balance, June 30, 2025	450	$—	2,283	$2	14,124	$14	3,798	$4	37,812	$38	11,893,007	$11,894	(187)	$(78,456)	$260,651,097	$(257,506,660)	$3,536,706	$(298,075)	$6,316,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Condensed Consolidated Statement of Changes in Stockholders' Equity
For the Three Months Ended June 30, 2026 and 2025
(Unaudited)

	Series A Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series I Preferred Stock		Common Stock		Treasury stock		Additional Paid in Capital	Accumulated Deficit	Non-Controlling Interest	Other Comprehensive Income	Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2026	1,087	$1	450	$—	2,283	$2	17,280	$17	3,798	$4	37,812	$38	770,188	$771	(9)	$(78,456)	$278,415,951	$(277,348,505)	$2,961,914	$(298,405)	$3,653,332
Stock based compensation in Creatd, Inc.	—	—	—	—	—	—		—	—	—	—	—	—	—	—	—	1,402,634	—	—	—	1,402,634
Issuance of common stock for fractional shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of non controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(185,691)	—	(185,691)
Shares issued for conversion of preferred to common	—	—	—	—	—	—	(301)	—	(642)	—	—	—	35,066	35	—	—	(35)	—	—	—	—
Shares issued for conversion of warrants to common	—	—	—	—	—	—	—	—	—	—	—	—	541,958	542	—	—	(542)	—	—	—	—
Deemed dividend	—	—		—	—	—	—	—	—	—	—	—	—	—	—	—	384,700	(384,700)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,485,286)	2,602	—	(2,482,684)
Balance, June 30, 2026	1,087	$1	450	$—	2,283	$2	16,979	$17	3,156	$4	37,812	$38	1,347,212	$1,348	(9)	$(78,456)	$280,202,708	$(280,218,491)	$2,778,825	$(298,405)	$2,387,592

	Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series I Preferred Stock		Common Stock		Treasury stock		Additional Paid in Capital	Accumulated Deficit	Non-Controlling Interest	Other Comprehensive Income	Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2025	450	$—	2,283	$2	13,857	$14	3,798	$4	—	$—	10,799,999	$10,801	(187)	$(78,456)	$257,222,765	$(256,116,978)	$3,571,178	$(298,075)	$4,311,255
Shares issued for exercise of warrants	—	—	—	—	—	—	—	—	—	—	202,000	202	—	—	1,798	—	—	—	2,000
Shares issued for acquisition of marketable securities	—	—	—	—	—	—	—	—	—	—	50,176	50	—	—	16,207	—	—	—	16,257
Shares issued for minority interest	—	—	—	—	—	—	—	—	23,000	23	—	—	—	—	839,477	—	—	—	839,500
Deemed Dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	—	51,673	(51,673)	—	—	—
Fair value allocation of warrants issued with debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	12,047	—	—	—	12,047
Sale of noncontrolling interest in Flyte, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	100,000	—	100,000
Shares issued for settlement of liabilities	—	—	—	—	—	—	—	—	—	—	372,000	372	—	—	127,596	—	—	—	127,968
Stock based compensation in Creatd, Inc.	—	—	—	—	267	—	—	—	14,812	15	468,832	469	—	—	2,379,534	—	—	—	2,380,018
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,338,009)	(134,472)	—	(1,472,481)
Balance, June 30, 2025	450	$—	2,283	$2	14,124	$14	3,798	$4	37,812	$38	11,893,007	$11,894	(187)	$(78,456)	$260,651,097	$(257,506,660)	$3,536,706	$(298,075)	$6,316,564

Creatd, Inc.
Condensed Consolidated Statements of Cash Flows

	For the six months ended	For the six months ended
	June 30, 2026	June 30, 2025
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss for the period	$(17,306,445)	$(3,512,156)
Adjustments to reconcile net loss to cash for operating activities
Depreciation and amortization	8,519	27,085
Accretion of debt discount and issuance cost	1,727,449	48,775
Stock based compensation	12,748,152	3,310,183
Unrealized loss (gain) on marketable securities	1,261,526	(36,461)
Change in fair value of derivative liability	(639,644)	—
Loss from discontinued operations	466,499	—
Loss on disposal of discontinued operations	912,840	—
Gain on extinguishment of debt	—	(9,238)
Amortization of right of use asset	417	22,277
Amortization of discount on note receivable	(127,604)	—
Gain on settlement of liabilities	(948,031)	(518,115)
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable	(21,250)	(41,125)
Prepaid expenses and other current assets	102,793	(2,000)
Deposits and other assets	—	29,053
Accounts payable and accrued liabilities	(516,125)	32,158
Deferred revenue	(33,624)	(29,257)
Net cash used in operating activities	(2,364,528)	(678,821)

Cash flows from investing activities:
Cash received from sale of interest in Flyte, Inc.	—	100,000
Purchases of marketable securities	(19,636)	—
Proceeds from sales of marketable securities	79,170	—
Cash received in consideration for disposal of business, net of cash divested	993,332	—
Purchases of property and equipment	(176,343)	—
Collections on note receivable	1,500,000	—
Net cash provided by investing activities	2,376,523	100,000

Cash flows from financing activities:
Proceeds from issuance of notes payable and warrants	164,500	153,054
Proceeds from issuance of convertible notes	300,000	—
Proceeds from issuance of preferred stock	—	1,231,000
Proceeds from issuance of common stock	—	278,138
Repayment of notes payable	(177,064)	(84,457)
Repayment of convertible notes	—	(10,760)
Purchase of noncontrolling interest	(185,691)	—
Principal payments on finance lease liabilities	(379)	—
Net cash provided by financing activities	101,366	1,566,975

Effect of exchange rate changes on cash	—	(358)

Net increase in cash and cash equivalents	113,361	987,796

Cash and cash equivalents at beginning of period	221,742	15,490

Cash and cash equivalents at end of period	$335,103	$1,003,286

Supplemental disclosure of cash flow information:
Cash paid for interest	$39,821	$20,097
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for acquisition of business	$—	$14,072,253
Goodwill recognized in acquisition of business	—	8,087,902
Intangible assets recognized in acquisition of business	—	7,821,867
Shares issued with debt	—	2,122
Warrants issued with debt	—	12,046
Stock paid for marketable securities	—	16,257
Stock paid for minority investments	—	839,500
Non-cash settlement of liabilities	—	9,198
Deemed dividend	384,700	1,363,254
Preferred stock receivable in consideration for disposal of business	5,614,086	—
Promissory Note Receivable issued in consideration for disposal of business	4,787,469	—
Liabilities assumed as consideration for disposal of business	239,446	—
Debt discount recorded on issuance of convertible note from equity classified warrants	238,170	—
Day 1 bifurcation of embedded derivative on convertible note	61,830	—
Right-of-use assets obtained in exchange for new finance lease liabilities	10,012	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Creatd, Inc.
June 30, 2026
Notes to the Condensed Consolidated Financial Statements
Note 1 – Organization and Operations
Creatd, Inc., formerly Jerrick Media Holdings, Inc. (the “Company” or “Creatd”), is a technology company focused on providing economic opportunities for creators, which it accomplishes through its various business pillars: Vocal, OG Collection, Inc., and Corporate. Vocal delivers a robust long-form, digital publishing platform organized into highly engaged niche-communities capable of hosting all forms of rich media content. Through Creatd’s proprietary algorithm dynamics, Vocal enhances the visibility of content and maximizes viewership, providing advertisers access to target markets that most closely match their interests. OG Collection, Inc. leverages Creatd’s digital and physical media assets to develop and monetize intellectual property, including photography, film, and historical archives, often through publishing, licensing, and brand development.
Flyte, Inc., a previously owned company, is a private aviation business that operates both charter and brokered flights, supported by proprietary technology that facilitates seamless booking and optimized aircraft utilization, with a focus on premium short-hop routes and high-margin clientele. On March 9, 2026, the Company sold Flyte, Inc., and is presented under discontinued operations in the comparative periods.
The Company was originally incorporated under the laws of the State of Nevada on December 30, 1999, under the name LILM, Inc. The Company changed its name on December 3, 2013, to Great Plains Holdings, Inc. (“GTPH”) as part of its plan to diversify its business.
On February 5, 2016 (the “Closing Date”), GTPH, GPH Merger Sub, Inc., a Nevada corporation and wholly-owned subsidiary of GTPH (“Merger Sub”), and Jerrick Ventures, Inc., a privately-held Nevada corporation headquartered in New Jersey (“Jerrick”), entered into an Agreement and Plan of Merger (the “Merger”) pursuant to which the Merger Sub was merged with and into Jerrick, with Jerrick surviving as a wholly-owned subsidiary of GTPH (the “Merger”). GTPH acquired, pursuant to the Merger, all of the outstanding capital stock of Jerrick in exchange for issuing Jerrick’s shareholders (the “Jerrick Shareholders”), pro-rata, a total of 950 shares of GTPH’s common stock. In connection therewith, GTPH acquired 33,415 shares of Jerrick’s Series A Convertible Preferred Stock (the “Jerrick Series A Preferred”) and 8,064 shares of Series B Convertible Preferred Stock (the “Jerrick Series B Preferred”).
In connection with the Merger, on the Closing Date, GTPH and Kent Campbell entered into a Spin-Off Agreement (the “Spin-Off Agreement”), pursuant to which Mr. Campbell purchased from GTPH (i) all of GTPH’s interest in Ashland Holdings, LLC, a Florida limited liability company, and (ii) all of GTPH’s interest in Lil Marc, Inc., a Utah corporation, in exchange for the cancellation of 79 shares of GTPH’s Common Stock held by Mr. Campbell. In addition, Mr. Campbell assumed all debts, obligations and liabilities of GTPH, including any existing prior to the Merger, pursuant to the terms and conditions of the Spin-Off Agreement.
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
On June 26, 2017, the Company filed to form Abacus Pty Ltd, an Australian-based entity, as a wholly-owned subsidiary of the Company.
On September 9, 2020, the Company filed a certificate of amendment with the Secretary of State of the State of Nevada to change its name to “Creatd, Inc.”, which became effective on September 10, 2020.
On September 16, 2021, the Company filed a Certificate of Incorporation with the State of Delaware to form OG Gallery, Inc, a wholly owned subsidiary of the Company.
On April 24, 2022, the Company filed a certificate of amendment with the Secretary of State of the State of Delaware to change the name of OG Gallery, Inc. to “OG Collection, Inc.”

On December 13, 2022, an investor entered into a Subscription Agreement whereby it purchased from OG Collection, Inc., a subsidiary of the Company (“OG”), 150,000 shares of common stock of OG for a purchase price of $750,000, and, in connection therewith OG, the Company, and the Investor entered into a Shareholder Agreement.
On January 11, 2023, the Company filed a membership agreement to form CEOBLOC, LLC a wholly owned subsidiary of the Company.
On February 1, 2023, an investor entered into a Subscription Agreement whereby it purchased from OG Collection, Inc, 50,000 shares of common stock of OG for a purchase price of $250,000, and, in connection therewith OG, the Company, and the Investor entered into a Shareholder Agreement.
On July 31, 2023, the Company filed a Certificate of Incorporation with the state of Nevada to form Vocal, Inc., a wholly owned subsidiary. Vocal’s assets, which had been developed directly under the Company since 2016, were reorganized into this new entity. This restructuring marked a significant step in the growth and evolution of Vocal, which began as part of the Company’s business strategy to create a digital publishing platform supporting creators.
On July 17, 2024, Creatd entered into a strategic securities swap agreement with Hollywall Entertainment, Inc. Under this agreement, Creatd issued 829 shares of its common stock (CRTD) to Hollywall, while Hollywall issued 726,769 shares of its common stock (HWAL) to Creatd. This swap represents a minimum of 0.5% equity in each company, with the agreement forming part of a broader commitment towards potential expanded collaboration, subject to further due diligence.
On July 26, 2024, Creatd acquired 100% of the membership interests in S96 NYC, LLC (Studio 96 Publishing) from Ayelet Abitbul, an employee of the Company. The terms of the acquisition involved Creatd issuing 1,750 shares of common stock at a cost basis of $24.00 per share and 3,250 warrants with an exercise price of $24.00.
On August 1, 2024, Vocal, Inc. granted 48.72% of its membership interests, in the form of shares of Preferred Stock to officers, board members, employees, and consultants (“Key Drivers”) involved with operations of Vocal.
On August 1, 2024, OG Collection, Inc. granted 46% of its membership interests, in the form of shares of Preferred Stock to Key Drivers involved with operations of OG Collection.
On August 9, 2024, OG Collection, Inc. amended its Articles of Incorporation, increasing its authorized shares from 2,000,000, all of which was Common Stock, to 1,050,000,000, of which 1,000,000,000 shares became Common Stock and 50,000,000 shares became Preferred Stock.
On August 9, 2024, Vocal, Inc. granted an additional 3.01% of its membership interests, in the form of shares of Preferred Stock, to Key Drivers involved with operations of Vocal.
On August 12, 2024, OG Collection, Inc. granted an additional 1.5% of its membership interests, in the form of shares of Preferred Stock to Key Drivers involved with operations of OG Collection.
On August 20, 2024, the Company acquired 0.5% of equity in Geopulse Explorations, Inc. a holding company focused on owning and developing technologies in the cannabis industry. As consideration for this acquisition, Geopulse Explorations received 1,084 shares of the Company’s common stock.
On October 21, 2024, Vocal, Inc. granted an additional 8.26% of its membership interests, in the form of shares of Preferred Stock, to Key Drivers involved with operations of Vocal.
On November 11, 2024, the Company acquired 5% of equity in THEPOWERHOUSE, LLC, the parent company of thehouseofarts.com and several influential ventures spanning art, fashion, and design. As consideration for this acquisition, THEPOWERHOUSE, LLC received 16,667 shares of the Company’s common stock.
On November 26, 2024, the Company acquired 1% of equity in Enzylotics, Inc. a biotechnology company focused on developing in the pharmaceutical industry. As consideration for this acquisition, Enzylotics received 1,992 shares of the Company’s common stock. On May 6, 2025, the Company and Enzylotics, Inc. agreed to rescind this agreement. The 4,500 shares of Creatd Common stock were cancelled, as were the Company’s shares of Enzylotics, Inc.

On November 27, 2024, the Company rescinded 1.5% of its membership interests in OG Collection, Inc. and 1.70% of its membership interests in Vocal, Inc. previously issued to a board member after their resignation.
On February 27, 2025, the Company completed the acquisition of Flewber Global, Inc., a private on-demand aviation company, in an all-equity transaction. Flewber Global, Inc. had three subsidiaries included in the acquisition: (i) Flewber, Inc., which contains all operations; (ii) Ponderosa Air LLC, which holds the Company’s FAA Part 135 Operating Certificate; and (iii) Vision FGAR 1 LLC, which was dissolved after the acquisition.
On August 11, 2025, Flewber Global, Inc. was dissolved, and Flewber Inc., which contained all the operational infrastructure, was renamed to Fly Flyte, Inc (“Flyte”). Both Ponderosa Air LLC and Fly Flyte Inc. subsequently became a direct subsidiary of Creatd, Inc. The total purchase price, measured as the fair value of the consideration transferred, was approximately $14.4 million and consisted of shares of the Company’s common stock, Series G Preferred Stock, warrants, and forgiveness of an intercompany note. The acquisition was accounted for as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations, and the results of Fly Flyte, Inc.’s operations have been included in the Company’s condensed consolidated financial statements from the date of acquisition. Additional information about the transaction, including the purchase price allocation, is provided in Note 10 – Acquisitions, Investments and Disposals.
On May 6, 2025, the Company acquired 1% of equity in MineralRite Corporation in the form of 17,000,000 shares of its common stock. As consideration for this acquisition, MineralRite Corporation received 4,500 shares of the Company’s common stock.
On June 23, 2025, an investor entered into a Securities Purchase Agreement whereby it purchased from the Company 10% ownership interest in the entity Fly Flyte, Inc. for a purchase price of $100,000. Proceeds were allocated to operating and marketing expenses of Fly Flyte, Inc., which the Company plans to make the operating entity for the Hops side of Flyte’s operations. The agreement includes customary investor protections such as down-round anti-dilution rights, a right of first refusal on future financings for 12 months, reinvestment rights, and participation in a potential spin-off of Flyte Luxe. Additionally, the investor received flight credits as non-cash consideration. On September 16, 2025, the Company entered into a Conversion Agreement with said investor whereby they exchanged 10% ownership interest in the entity Fly Flyte, Inc., previously purchased for $100,000, into 134 shares of Preferred Series G. The 10% ownership interest in Fly Flyte, Inc. was returned to Creatd, Inc.
On September 9, 2025, Fly Flyte, Inc. and Ponderosa Air LLC entered into a Side Letter Agreement with SEG Jets, LLC (“SEG Jets”), the lessor of the 2020 Cirrus Design Corp. SF50 aircraft that is being leased by the Company pursuant to an Exclusive Aircraft Dry Lease Agreement. Under the terms of the Side Letter Agreement, Fly Flyte, Inc. agreed to issue to SEG Jets, or its designees, 19.98% of the issued and outstanding common stock of Fly Flyte, Inc. as of the date of the agreement as consideration for strategic business cooperation. The shares were issued as fully paid, non-assessable restricted common stock, duly authorized and validly issued. The 2020 Cirrus Design Corp. SF50 aircraft continues to be leased to the Company under the terms of the Exclusive Aircraft Dry Lease Agreement, with SEG Jets, LLC serving as the lessor.
On October 22, 2025, the Company’s common stock was approved to trade on the OTCQB Venture Market, a higher tier of the OTC Markets requiring current reporting and additional eligibility standards, from the OTCID Market (formerly known as the OTC Pink Market) where it had previously traded. The uplisting became effective on October 22, 2025.
On December 26, 2025, Vocal, Inc. issued an additional 21.73% of its outstanding equity, in the form of shares of Common Stock, to certain officers, employees, and consultants involved with the operations of Vocal. In connection with this issuance, 40,404 shares were issued with an aggregate fair value of approximately $78,010, which was satisfied through the application of accrued payroll obligations. As a result of the issuance, the Company’s ownership interest in Vocal, Inc. decreased from 41.71% to 20%.
On December 26, 2025, OG Collection, Inc. issued an additional 24% of its outstanding equity, in the form of shares of Common Stock, to certain officers, employees, and consultants involved with the operations of OG Collection. In connection with this issuance, 480,000 shares were issued with an aggregate fair value of approximately $57,600, which was satisfied through the application of accrued payroll obligations. As a result of the issuance, the Company’s ownership interest in OG Collection, Inc. decreased from 44% to 20%.

On March 9, 2026, the Company entered into a Securities Purchase Agreement with Catheter Precision, Inc., pursuant to which the Company sold its 80.02% equity interest in Fly Flyte, Inc. for total consideration of $11,676,828. As a result of the transaction, the Company deconsolidated Fly Flyte, Inc. and Ponderosa Air, LLC from its condensed consolidated financial statements as of the closing date. See Note 10 – Acquisitions, Investments and Disposals.
On May 7, 2026, the Board of Directors approved the repurchase of Common Shares and Series A Preferred Shares of Vocal, Inc. from certain officers, employees, and directors for aggregate consideration of approximately $111,291, increasing the Company's ownership of Vocal, Inc. from 20.00% to 51.00% and restoring it as a majority-owned, consolidated subsidiary as further described in Note 8 – Stockholder's Equity.
On May 20, 2026, the Board of Directors approved a substantially similar repurchase of Common Shares and Series A Preferred Shares of OG Collection, Inc. from certain officers, employees, and directors for aggregate consideration of approximately $74,400, increasing the Company's ownership of OG Collection, Inc. from 20.00% to 51.00% and restoring it as a majority-owned, consolidated subsidiary as further described in Note 8 – Stockholder's Equity.
Note 2 – Significant Accounting Policies and Practices
Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by the accounting principles generally accepted in the United States of America ("U.S. GAAP").
Basis of Presentation
The Company’s condensed consolidated financial statements have been prepared in accordance with U.S GAAP and following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or any other interim period or for any other future year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025, included in the Company’s 2025 Annual Report filed with the OTCQB. The consolidated balance sheet as of December 31, 2025, has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.
Use of Estimates and Critical Accounting Estimates and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.
These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.
Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the condensed consolidated financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. The Company uses estimates in accounting for, among other items, revenue recognition, allowance for credit losses, stock-based compensation, income tax provisions, and impairment of intangible assets.
Actual results could differ from those estimates.
Principles of consolidation

The Company consolidates all majority-owned subsidiaries in which the parent’s power to control exists.

As of June 30, 2026 and December 31, 2025, the Company’s consolidated subsidiaries and/or entities are as follows:

		Company Ownership Interest
Name of combined affiliate	State or other jurisdiction of incorporation or organization	June 30, 2026	December 31, 2025
Jerrick Ventures LLC	Delaware	100%	100%
Abacus Tech Pty Ltd	Australia	100%	100%
OG Collection, Inc.	Delaware	51%	20%
Vocal, Inc.	Nevada	51%	20%
S96 NYC, LLC	New York	100%	100%
Fly Flyte, Inc.	New York	—%	80%
Ponderosa Air, LLC	New York	—%	100%
All intercompany balances and transactions have been eliminated.
Fair Value of Financial Instruments
The fair value measurement disclosures are grouped into three levels based on valuation factors:
•Level 1 – quoted prices in active markets for identical investments
•Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)
•Level 3 – significant unobservable inputs (including Company assumptions in determining the fair value of investments)
The Company’s Level 1 assets/liabilities include cash, accounts receivable, accounts payable, and prepaid and other current assets. Management believes the estimated fair value of these accounts at June 30, 2026 and December 31, 2025 approximate their carrying value as reflected in the condensed consolidated balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.
The Company does not currently hold any Level 2 assets/liabilities.
The Company’s Level 3 assets/liabilities include goodwill, intangible assets, marketable debt securities, derivative liability and equity investments at cost. Inputs to determine fair value are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined by using model-based techniques, including option pricing models and discounted cash flow models. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.

The following tables provide a summary of the relevant assets that are measured at fair value on a recurring basis:
Fair Value Measurements as of
June 30, 2026

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$4,545,009	$4,545,009	$—	$—
Total assets	$4,545,009	$4,545,009	$—	$—
Liabilities:
Derivative liabilities	$1,090,224	$—	$—	$1,090,224
Total Liabilities	$1,090,224	$—	$—	$1,090,224

Fair Value Measurements as of
December 31, 2025

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$251,983	$251,983	$—	$—
Total assets	$251,983	$251,983	$—	$—
Liabilities:
Derivative Liabilities	$1,668,038	$—	$—	1,668,038
Total Liabilities	$1,668,038	$—	$—	$1,668,038

The Company’s marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. There have been no material changes to the Company’s fair value measurement techniques since December 31, 2025, as disclosed in its Annual Report.

The following tables provide a summary of the relevant assets that are measured at fair value on a non-recurring basis:
Fair Value Measurements as of
June 30, 2026

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Intangible assets, net	$22,475	$—	$—	$22,475
Total assets	$22,475	$—	$—	$22,475

Fair Value Measurements as of
December 31, 2025

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Intangibles assets, net	$28,043	$—	$—	28,043
Total assets	$28,043	$—	$—	$28,043

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) or Financial Claims Scheme (“FCS”) insurable limits. The Company has never experienced any losses related to these balances. The uninsured cash balance as of June 30, 2026 was not material. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.
Concentration of Credit Risk and Other Risks and Uncertainties
The Company provides credit in the normal course of business. The Company maintains allowances for credit losses on factors surrounding the credit risk of specific customers, historical trends, and other information.
The Company operates in Australia and holds total assets of $0. It is reasonably possible that operations located outside an entity’s home country will be disrupted in the near term.
Property and Equipment
Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Asset Class	Useful Life (Years)
Computers & Software	3
Furniture & Fixtures	2 – 10
Automobile	5
Software	3
Leasehold Improvements	3
*Leasehold improvements are amortized over the shorter of the remaining term of the lease or the useful life of the improvement.
Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the condensed consolidated statements of operations and comprehensive loss.
Capitalized Software Development Costs
The Company capitalizes certain costs incurred to develop internal-use software, including its hosted Vocal platform, in accordance with ASC Topic 350-40, "Intangibles – Goodwill and Other – Internal-Use Software" ("ASC 350-40"). Costs incurred during the preliminary project stage and the post-implementation and operation stage are expensed as incurred. Costs incurred during the application development stage, including external direct costs of services provided by third-party developers and payroll and payroll-related costs for employees who devote time directly to the project, are capitalized once the preliminary project stage is complete, management has authorized and committed to funding the project, and it is probable the project will be completed and the software will be used to perform its intended function. Costs of upgrades and enhancements to existing software are capitalized only to the extent they result in additional functionality; costs incurred for maintenance, training, and data conversion are expensed as incurred. Capitalized software development costs are included in property and equipment, net, and are amortized on a straight-line basis over the estimated useful life of the software of three years, commencing when the software is placed in service. Capitalized software is evaluated for impairment consistent with the Company's policy for long-lived assets. As of June 30, 2026, the Company had capitalized software development costs of $144,691, which had not yet been placed in service; accordingly, no amortization was recognized during the three and six months ended June 30, 2026.

Goodwill

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC and ASC Topic 350 “Intangibles – Goodwill and Other – Testing Indefinite-Lived Intangible Assets for Impairment” (“ASC Topic 350”). The Company tests goodwill for impairment on an annual basis as of the last day of the Company’s fiscal year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company uses an income-based approach to determine the fair value of the reporting units. This approach uses a discounted cash flow methodology and the ability of the reporting units to generate cash flows as measures of fair value of the reporting units.
As of June 30, 2026 and December 31, 2025, the Company has $0 goodwill on its condensed consolidated balance sheets, respectively. The Company recorded no impairment charges during the three and six months ended June 30, 2026 and 2025.
Impairment of Long-lived Assets Including Acquired Intangible Assets
The Company evaluates the recoverability of property and equipment, and acquired finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition.
Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. The Company routinely reviews the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If the Company changes the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life. As of June 30, 2026 and December 31, 2025, the Company has $22,475 and $28,043, respectively, of intangible assets on its condensed consolidated balance sheets. The intangible assets presented on the condensed consolidated balance sheets as of June 30, 2026 relate to the Company's July 2024 acquisition of Studio 96 Publishing.
The breakdown of intangible assets, net of amortization, as of June 30, 2026 was as follows:

Asset Description	Amount
Customer Relations	$4,338
Know-How and Intellectual Property	11,567
Website & Apps	6,570
Total Intangible Assets, net	$22,475
Amortization expense from continuing operations was $2,783 and $6,630 for the three months ended June 30, 2026 and 2025, respectively. Amortization expense from continuing operations was $5,568 and $13,261 for the six months ended June 30, 2026 and 2025, respectively.
Commitments and Contingencies
The Company follows subtopic 450-20 of the Financial Accounting Standards Board (“FASB”) to report accounting for contingencies. Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.
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
Foreign Currency
Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the condensed consolidated balance sheet dates. Results of operations and cash flows are translated using the average exchange rates throughout the periods. The effect of exchange rate fluctuations on the translation of assets and liabilities is included as a component of stockholders’ equity in accumulated other comprehensive loss. Gains and losses from foreign currency transactions, which are included in operating expenses, have not been significant in any period presented.
Derivative Liability
The Company evaluates its debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB ASC. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the condensed consolidated statements of operations and comprehensive loss as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the date of conversion or exercise or cancellation and then the related fair value is reclassified to equity. Upon extinguishment or cancellation of a derivative instrument, any difference between the fair value and the settlement amount is recognized as a gain or loss under change in derivative liability on the condensed consolidated statements of operations and comprehensive loss.
In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the condensed consolidated balance sheet dates.
The Company adopted Section 815-40-15 of the FASB ASC (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock. Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.
The Company utilizes a Monte Carlo simulation model for convertible notes that have an option to convert at a variable number of shares to compute the fair value of the derivative and to mark to market the fair value of the derivative at each condensed consolidated balance sheet date. The inputs utilized in the application of the Monte Carlo model included a starting stock price, an expected term of each debenture remaining from the valuation date to maturity, an estimated volatility, drift, and a risk-free rate. The Company records the change in the fair value of the derivative as other income or expense in the condensed consolidated statements of operations and comprehensive loss.
As of June 30, 2026 and December 31, 2025, the Company had $1,090,224 and $1,668,038 of derivative liability on its condensed consolidated balance sheets, respectively. This was primarily attributable to the change in the fair value of the bifurcated conversion and make-whole features associated with the Company's convertible notes and warrants, as re-measured under the Monte Carlo simulation model at the June 30, 2026 balance sheet date, reflecting the shorter remaining term and updated market-based inputs. During the three and six months ended June 30, 2026 and 2025, the Company recorded a change in the derivative valuation of $368,860 and $639,644, and, $0 and $0, respectively.
Shipping and Handling Costs
The Company classifies freight billed to customers as sales revenue and the related freight costs as cost of revenue.
Revenue Recognition
Under ASC Topic 606, revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
The Company determines revenue recognition through the following steps:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price. The transaction price for any given subscriber could decrease based on any payments made to that subscriber. A subscriber may be eligible for payment through one or more of the monetization features offered to Vocal creators, including earnings through reads (on a cost per mile basis) and cash prizes offered to Challenge winners;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, the Company satisfies a performance obligation.

Revenue from continuing operations disaggregated by revenue source for the three and six months ended June 30, 2026 and 2025 consists of the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Agency (Managed Services + Branded Content)	$71,250	$68,025	$140,250	$202,825
Platform (Creator Subscriptions)	98,971	123,456	200,938	256,755
Ecommerce	3,720	5,465	36,480	29,250
Total Revenue	$173,941	$196,946	$377,668	$488,830
The Company utilizes the output method to measure the results achieved and value transferred to a customer over time. Timing of revenue recognition from continuing operations for the three and six months ended June 30, 2026 and 2025 consists of the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Products and services transferred over time	$170,117	$183,564	340,994	459,344
Products transferred at a point in time	3,824	13,382	36,674	29,486
	$173,941	$196,946	$377,668	$488,830
Customer and Sales Concentrations
The Company’s revenue stream may be dependent on a limited number of key customers. A loss of any significant customer, a decline in demand from such customers, or a deterioration in their financial condition could negatively impact the Company’s future revenues and profitability.

During the three and six months ended June 30, 2026, one customer represented 36.88% of total revenues, and, two customers represented 16.37% and 18.83% of total revenues, respectively. During the three and six months ended June 30, 2025, one customer represented 21.90%, and, two customers represented 18.41% and 17.99% of total revenues, respectively.
Agency Revenue
Managed Services
The Company provides Studio/Agency Service offerings to business-to-business ("B2B") and business-to-consumer ("B2C") product and service brands which encompasses a full range of digital marketing and e-commerce solutions. The Company’s services include the setup and ongoing management of clients’ websites, Amazon and Shopify storefronts and listings, social media pages, search engine marketing, and other various tools and sales channels utilized by e-commerce sellers for sales and growth optimization. Contracts are broken into three categories: Partners, Monthly Services, and Projects. Contract amounts for Partner and Monthly Services clients range from approximately $5,000-$45,000 per month while Project amounts vary depending on the scope of work. Partner and Monthly clients are billed monthly for the work completed within that month. Revenue is recognized over time as service obligations and milestones in the contract are met.
Branded Content
Branded content represents the revenue recognized from the Company’s obligation to create and publish branded articles and/or branded challenges for clients on the Vocal platform and promote said stories, tracking engagement for the client. In the case of branded articles, the performance obligation is satisfied when the Company successfully publishes the articles on its platform and meets any required promotional milestones as per the contract. In the case of branded challenges, the performance obligation is satisfied when the Company successfully closes the challenge and winners have been announced. The Company recognizes revenue over time as the services are performed and any required milestones are met. Certain contracts contain separate milestones whereas the Company separates its performance obligations and utilizes the stand-alone selling price method and residual method to determine the estimate of the allocation of the transaction price.
Below are the significant components of a typical agreement pertaining to branded content revenue:
•The Company collects fixed fees ranging from $5,000 to $60,000 per month, with branded challenges ranging from $10,000 to $25,000 and branded articles ranging from $2,500 to $10,000 per article.
•Branded articles are created and published, and challenges are completed, within three months of the signed agreement, or as previously negotiated with the client.
•Branded articles and challenges are promoted per the contract and engagement reports are provided to the client.
Platform Revenue

Creator Subscriptions

Vocal+ is a premium subscription offering for Vocal creators. In addition to joining for free, Vocal creators have the option to sign up for a Vocal+ membership for either $9.99 monthly or $99 annually, though these amounts are subject to promotional discounts and free trials. Vocal+ subscribers receive access to value-added features such as increased rate of cost per mile (thousand) (“CPM”) monetization, a decreased minimum withdrawal threshold, a discount on platform processing fees, member badges for their profiles, access to exclusive Vocal+ Challenges, and early access to new Vocal features. Subscription revenues stem from both monthly and annual subscriptions, the latter of which is amortized over a twelve-month period. Any customer payments received are recognized over the subscription period, with any payments received in advance being deferred until they are earned. Any discounts are run as coupon codes applied at the time of transaction and accounted for as a reduction in gross revenue.

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
Air Mobility Revenue
Fly Flyte, Inc., acquired by the Company during the three months ended March 31, 2025 and operating under the brand name of Flyte, generates revenue through three primary private aviation services: Flyte Hops, Flyte Luxe, and Jet Card Memberships.
Flyte Hops refers to short-haul private flights operated directly by Flyte under its Part 135 certificate. These flights are conducted on Flyte-managed aircraft and typically service high-demand regional routes throughout the New York Metro Area, Long Island, New England and the Eastern seaboard, to any destination within 400 nautical miles of Flyte’s base in Farmingdale, New York. Revenue is recognized upon completion of each flight segment and includes base charter rates, repositioning fees, and ancillary charges. Customer payments received in advance are recorded as deferred revenue until the related flight is completed.
Flyte Luxe is Flyte’s brokerage division, offering clients access to on-demand charters through a vetted network of third-party operators. In these transactions, Flyte acts as an agent and earns revenue on a net basis through booking fees or a markup over the wholesale cost. Revenue is recognized when the flight occurs. Deposits or prepayments made prior to flight are deferred until service is rendered.
Jet Card Memberships allow clients to prepay for charter credit in U.S. dollars, which can be applied to both Flyte Hops and Flyte Luxe flights. Members benefit from preferred booking access, flexible terms, and loyalty-based perks. Flyte retains full discretion over flight pricing, and credit may be applied across both operated and brokered flights. Revenue is recognized as credit is drawn down for completed charters. Any unused credit at period-end is recorded as deferred revenue.

Discounts, promotions, and any flight credits issued are treated as reductions to gross revenue. Refunds or pricing adjustments are reflected in the period in which they occur.
On March 9, 2026, the Company sold Fly Flyte, Inc. Its revenues are no longer consolidated and have been reclassified to discontinued operations for all periods presented. See Note 10 – Acquisitions, Investments and Disposals and Note 11 – Discontinued Operations.
Cost of Revenue

Cost of revenues consists of costs that are directly attributable to the generation of the Company’s revenues and varies by business and operating segment.
For the Vocal segment, cost of revenues primarily includes amounts paid to content creators based on engagement metrics, such as the number of reads generated by published content, as well as prize payments awarded in connection with branded and non-branded writing challenges.
For the OG Collection segment, cost of revenues includes contract assembly labor, materials used to produce goods, and shipping and packaging costs associated with fulfilling customer orders. The Company does not carry inventory on its balance sheet, as inventory balances have been previously written down as obsolete.
Gross margin includes all costs that are allocable to cost of revenues in accordance with U.S. GAAP. The Company does not include depreciation or amortization within cost of revenues, as it does not own or utilize depreciable or amortizable assets that are directly attributable to revenue-producing activities. Accordingly, no depreciation or amortization is allocable to cost of revenues.

Deferred Revenue
Deferred revenue consists of billings and payments received from clients in advance of revenue recognition. The Company has two types of deferred revenue: (i) subscription revenue, where revenue is recognized ratably over the subscription period, and (ii) contract liabilities, where revenue is recognized when the related performance obligation is satisfied.
For subscription revenue, the Company expects to recognize the deferred revenue within the next twelve months, over the life of the subscription. For contract liabilities, the Company will recognize the deferred revenue at the point in time the related service is performed, which can vary depending on the nature of the contract but is generally expected to occur within one year.
As of June 30, 2026 and December 31, 2025, the Company had deferred revenue of $85,238 and $118,862, respectively.
Accounts Receivable and Allowances
Accounts receivable are recorded and carried when the Company has performed the work in accordance with managed services, project, partner, consulting and branded content agreements. For example, the Company bills a branded content client and records the receivable once milestones are reached that are set in the agreement. The Company makes estimates for the allowance for doubtful accounts and allowance for unbilled receivables based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of its customers, current economic conditions, and other factors that may affect its ability to collect from customers.
The Company adheres to the provisions of ASC 326, Financial Instruments – Credit Losses, which requires the measurement of credit losses based on an expected loss model, known as the Current Expected Credit Losses ("CECL") model. The CECL model replaces the incurred loss methodology and requires the Company to estimate credit losses over the life of its receivables, considering historical data, current conditions, and reasonable and supportable forecasts.
During the three and six months ended June 30, 2026 and 2025, the Company recorded $0 as a credit loss.
Advertising Costs

Advertising costs are expensed as incurred, in accordance with ASC 720-35, “Advertising Costs.” These costs are recognized as operating expenses in the period in which they are incurred and are classified within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
The Company does not capitalize direct-response advertising costs, as they do not meet the criteria for deferral under ASC 720-35-25-1.
During the three and six months ended June 30, 2026 and 2025, the Company recognized $12,525 and $118,997, and, $65,869 and $107,332 in marketing and advertising costs, respectively.
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
During the three and six months ended June 30, 2026 and 2025, the Company recorded $1,440,160 and $12,748,152, and, $2,360,259 and $3,310,183 in stock based compensation expense, respectively. The increase is primarily attributable to the issuance of stock options to the Company's officers, directors, employees, and consultants during the period, substantially all of which vested upon grant and were therefore recognized in full at their grant-date fair value.
Loss Per Share
Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. For the three and six months ended June 30, 2026 and 2025, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

As of June 30, 2026 and 2025, the Company had the following common stock equivalents:

	June 30,
	2026	2025
Series A preferred	10,870	—
Series E preferred	11	11
Series F preferred	114,150	22,830
Series G preferred	1,273,425	529,650
Series H preferred	61,401	73,892
Series I preferred	378,120	378,120
Options	1,853,371	8,448,568
Warrants	2,040,800	34,186,403
Convertible notes	314,097	122,467
Totals	6,046,245	43,761,941
Segment Reporting

The Company operates in two reportable segments: Vocal and OG Collection. Following the divestiture of the Air Mobility segment in March 2026, Air Mobility is presented as discontinued operations in the Company's condensed consolidated financial statements and is no longer reported as a separate segment. See Note 11 – Discontinued Operations for further discussion of discontinued operations. The Company’s segments are determined based on the economic characteristics of its products and services, the internal organizational structure, and the manner in which operations are managed. Segment determinations are also based on the information regularly reviewed by the CEO, the Company’s Chief Operating Decision Maker (“CODM”), who evaluates segment performance primarily using measures such as revenue, gross margin, operating profit, and platform engagement metrics.
The Company discloses segment information in accordance with ASC Topic 280, Segment Reporting, including the identification of reportable segments and the presentation of measures of segment profit or loss that are regularly reviewed by the CODM. With the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, the Company now provides enhanced disclosures of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment performance. The amended guidance also requires disclosure of the CODM’s role and expands required interim segment disclosures.
Recently Adopted Accounting Guidance

In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosure requirements by:
•Standardizing and disaggregating rate reconciliation categories.
•Requiring disclosure of income taxes paid by jurisdiction.
This ASU is effective for annual periods beginning after December 15, 2024, and may be applied on a prospective or retrospective basis. Early adoption is permitted.
The adoption of ASU 2023-09 did not have a material impact on the Company’s condensed consolidated financial statements.
In November 2024, the FASB issued ASU 2024-04 – Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the accounting for inducements offered to holders of convertible debt. The amendments:
•Require application of the “pre-existing contract” approach when determining whether a transaction qualifies as an induced conversion.
•Clarify that induced conversion accounting may apply whether settlement is in cash or equity, provided the original conversion terms are preserved.

•Provide guidance for evaluating inducements when the underlying convertible debt was modified or exchanged within the prior 12 months.
This ASU is effective for annual periods beginning after December 15, 2025, and for interim periods within those annual periods. Early adoption is permitted.
The adoption of ASU 2024-04 did not have a material impact on the Company’s condensed consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03 – Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses, which enhances expense disclosure requirements by:
•Requiring tabular disclosure of certain natural expense categories—such as employee compensation, depreciation, amortization, and inventory purchases—within relevant income statement line items.
•Requiring qualitative descriptions of any remaining expenses included within those line items that are not separately disclosed.
•Requiring annual disclosure of total selling expenses and the Company’s definition of selling expenses, where applicable.
This ASU is effective for annual periods beginning after December 15, 2026, and for interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted.
The Company is currently evaluating the impact of ASU 2024-03 on its expense disclosures and related reporting requirements.
In January 2025, the FASB issued ASU 2025-01 – Income Statement—Reporting Comprehensive Income (Topic 220): Clarifying the Effective Date, which clarifies the effective date provisions of ASU 2024-03 for all public business entities. The amendments confirm that the guidance in ASU 2024-03 is effective for:
The Company is evaluating the impact of ASU 2025-01 in conjunction with its assessment of ASU 2024-03.
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
As reflected in the condensed consolidated financial statements as of June 30, 2026 the Company had an accumulated deficit of approximately $280.22 million, a net loss from continuing operations of approximately $15.93 million and net cash used in operating activities of approximately $2.36 million for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these condensed consolidated financial statements.
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
Note 4 – Property and Equipment
Property and equipment stated at cost, less accumulated depreciation, consisted of the following at:

	June 30, 2026	December 31, 2025
Computer Equipment	$459,308	$457,893
Furniture and Fixtures	214,762	184,524
Software	13,564	13,564
Capitalized Software Development Costs	144,691	—
	832,325	655,981
Less: Accumulated Depreciation	(652,757)	(649,805)
	$179,568	$6,176
Depreciation expense from continuing operations was $1,201 and $5,980 for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025 depreciation expense from continuing operations was $2,951 and $13,824, respectively.
Note 5 – Notes Payable
Notes payable as of June 30, 2026 and December 31, 2025 is as follows:

	Outstanding Principal as of June 30, 2026	Outstanding Principal as of December 31, 2025	Interest Rate	Original Maturity Date
The April 20, 2023 Loan Agreement	$—	$31,213	18%	June 2026
The May 31, 2024 Loan Agreement	—	55,000	15%	June 2026
The December 30, 2024 Loan Agreement	—	23,965	20%	February 2026
The June 1, 2025 Loan	—	81	-%	December 2026
The July 23, 2025 Loan Agreement	—	358	None OID only	January 2027
The October 1, 2025 Loan Agreement	—	18,677	None OID only	April 2027
The January 5, 2026 Loan Agreement	4,549	—	None OID only	January 2027
The January 29, 2026 Loan Agreement	94,110	—	20%	July 2026
The February 9, 2026 Loan Agreement	28,394	—	None OID only	August 2027
	127,053	129,294
Less: Debt Discount	(8,343)	(8,164)
Total Debt	118,709	121,130
Less: Current Debt	(94,256)	(106,819)
Total Long Term Debt	$24,453	$14,311
The June 13, 2020 Loan Agreement
On June 13, 2020, Flewber Global, Inc. received a loan of $63,800 from the United States’ Small Business Administration (“SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). This loan was assumed by the Company on February 27, 2025 as part of the acquisition of Flewber Global, Inc.
This loan accrues interest at 3.75% per annum. The balance of principal and interest will be fully repaid thirty years from the date the loan was received. Future payments of $3,732 will be made each year, in the form of monthly payments of $311 until the principal balance is fully repaid. During the three and six months ended June 30, 2026 the Company recorded $0 and $384 in interest expense, respectively. During the three and six months ended June 30, 2025, the Company recorded $0 and $200 in interest expense, respectively.
In connection with the sale of Fly Flyte Inc., Note 10 – Acquisitions, Investments and Disposals and Note 11 – Discontinued Operations, on March 9, 2026 the SBA loan, with a carrying value of $57,291, was derecognized upon the divestiture, as the obligor under the note was the entity included in the disposal group. All accrued interest had been paid prior to the closing, and no material accrued interest remained outstanding at the date of sale. Upon the loss of control and deconsolidation of the divested entity in accordance with ASC 810-10-40, the note was removed from the Company's condensed consolidated balance sheets, and its carrying value was included in the net assets disposed of in the determination of the loss on sale. Accordingly, as of December 31, 2025, the SBA note was outstanding, but as of June 30, 2026, it was no longer outstanding.
The Second September 2022 Loan Agreement
On September 22, 2022, the Company entered into a loan agreement (the “Second September 2022 Loan Agreement”) with a lender (the “First September 2022 Lender”), whereby the Second September 2022 Lender issued the Company a promissory note of $876,000 (the “Second September 2022 Note”). The Company received cash proceeds of $272,614 and rolled the remaining $303,386 of principal from the First May 2022 Loan Agreement. Pursuant to the Second September 2022 Loan Agreement, the Second September 2022 Note has a flat interest fee of $321,637, for an effective interest rate of 100%. The maturity date of the Second September 2022 Note was May 5, 2023 (the “Second September 2022 Maturity Date”). The Company is required to make weekly payments of $27,375. The Second September 2022 Note is secured by officers of the Company. On June 23, 2023, the Company and the Second September 2022 Lender executed an agreement amending the payment terms and extending the Second September 2022 Maturity Date to December 31, 2023.
On June 13, 2025, the Company entered into a Settlement Agreement with the Second September 2022 Lender, whereby the Company agreed to make a payment of $2,500 by June 13, 2025, and two subsequent payments of $25,000 to close out the remaining note.
On July 9, 2025, the Company amended the Settlement Agreement with the Second September 2022 Lender, whereby the Second September 2022 Lender agreed to a payment of $40,000 and forgive the remainder of the note.
During the year ended December 31, 2025, the Company paid $65,000 towards the Second September 2022 Note and entered into a settlement agreement with the lender for the remaining balance, resulting in a gain on settlement of debt of $343,625.
During the three and six ended June 30, 2026 and 2025, the Company recorded $0 in accretion of debt discount, respectively. As of June 30, 2026 and December 31, 2025, this note was no longer outstanding.
The April 20 2023 Loan Agreement
On April 20, 2023, the Company entered into a loan agreement with Arthur Rosen, a director of the Company since August 2025, pursuant to which Mr. Rosen issued the Company a promissory note in the principal amount of $130,000 at an interest rate of 18% per annum. The note has been extended multiple times and matured on June 30, 2026. See Note 7 – Related Party for additional information regarding this note, including modification history and associated warrant issuances.
The April 5th, 2024 Loan Agreement

On April 5, 2024, the Company entered into a promissory note agreement (the “April 5 Loan Agreement”) with a lender (“April 5 lender”), whereby the April 5 lender issued the Company a promissory note of $56,250 (the “April 5 Note”). The original maturity date of the April 5 Note is February 15, 2025. This note has a flat interest fee of 15%. During the three and six months ended June 30, 2026 the Company recorded $0 in interest expense. During the three and six months ended June 30, 2025, the Company recorded $0 and $1,228, in interest expense, respectively. As of June 30, 2026 and December 31, 2025, the balance of accrued interest was $0.
The Company recorded a $11,250 debt discount relating to an original issue discount and debt issuance costs of $5,000. The debt discount is being accreted over the life of the note. During the three and six months ended June 30, 2026 and

2025, the Company recorded $0 and $0, and $0 and $2,366, in accretion of debt discount, respectively. The debt discount was fully amortized as of December 31, 2025.
On December 4, 2024, the Lender agreed to extend the note’s maturity date to March 31, 2025.
On August 14, 2025, the Lender and the Company reached a Settlement Agreement, whereby the Lender agreed to accept $60,000 to satisfy all remaining principal, interest and penalties due. The Company paid this settlement amount on August 14, 2025. As of December 31, 2025, this note was no longer outstanding.
The May 3rd, 2024 Loan Agreement
On May 3, 2024, the Company entered into a promissory note agreement (the “May 3 Loan Agreement”) with a lender (“May 3 lender”), whereby the May 3 lender issued the Company a convertible promissory note of $60,000 (the “May 3rd Note”). This note does not accrue interest. The May 3 Note has a maturity date of May 3, 2025.
The Company recorded a $24,600 debt discount relating to an original issue discount and debt issuance costs of $2,400. The debt discount is being accreted over the life of the note. During the three and six months ended June 30, 2026 and 2025, the Company recorded $0 and $0, and $823 and $9,099, in accretion of debt discount, respectively. As of December 31, 2025, the discount had been fully amortized.
On July 7, 2025, the Company and the May 3 Loan Agreement Lender agreed to settle the outstanding balance of the note with a $11,000 cash payment against the balance and forgave the remainder of the balance. This note was no longer outstanding as of December 31, 2025.
The May 31, 2024 Loan Agreement
On May 31, 2024, the Company entered into a promissory note agreement (the “May 31 Loan Agreement”) with a lender (the “May 31 Lender”) whereby the May 31 Lender issued the Company a promissory note in the amount of $60,000. The Maturity Date of the note is May 31, 2025. The Company recorded debt issuance costs of $1,800 for an original issue discount. The debt discount is being accreted over the life of the note. The principal of the note shall be due and payable in full on the Maturity Date. During the three and six months ended June 30, 2026 and 2025, the Company recorded $0 and $0, and $125 and $745, respectively, in accretion of debt issuance costs. The debt issuance costs have been fully amortized as of December 31, 2025.
The note has a flat interest fee of 15%. During the three and six months ended June 30, 2026 and 2025, the Company recorded $869 and $2,697, and $2,038 and $4,110, respectively, in interest expense. As of June 30, 2026 and December 31, 2025, the balances of accrued interest was $0 and $11,267, respectively.
On January 12, 2026, the Company entered into a settlement agreement with the May 31, 2024 Loan Agreement Lender, whereby the Company agreed to pay $46,899 over a period of six monthly installments through June 2026. Upon completion of the full settlement payment, the remainder of the balance shall be forgiven and the loan will be completed. During 2026, the settlement agreement was paid in full. During the three and six months ended June 30, 2026, the Company recorded $22,063, in gain on settlement of liabilities in the accompanying condensed consolidated statements of operations and comprehensive loss.
As of June 30, 2026, the note is no longer outstanding.
The August 20th, 2024 Loan Agreement
On August 20, 2024, the Company entered into a loan agreement (the “August 20 Loan Agreement”) with a lender (the “August 20 Lender”), whereby the August 20 Lender issued the Company a promissory note of $15,415 (the “August 20 Note”). The estimated term of the August 20 Note was approximately 181 days, or February 17, 2025, based on the Lender’s projection of daily collections at 10% of the Company’s receivables until the total payment amount was satisfied. Although payments continued beyond the estimated 181-day period, the note remained in good standing, all payment obligations were satisfied, and the note did not go into default.

The Company recorded debt issuance costs of $1,615. The debt discount is being accreted over the life of the note. During the three and six months ended June 30, 2026 and 2025, the Company recorded $0 and $0, and $0 and $428, in accretion of debt discount, respectively. As of December 31, 2025, the discount had been fully amortized.
As of December 31, 2025, this note is no longer outstanding.
The October 18, 2024 Loan Agreement
On October 18, 2024, the Company entered into a loan agreement (the “October 18 Loan Agreement”) with a lender (the “October 18 Lender”), whereby the October 18 Lender issued the Company a promissory note of $43,041 (the “October 18 Note”). The maturity date of the October 18 Note is April 18, 2025 (the “Maturity Date”). The Company is required to make a minimum payment every 60 days of $4,782. The note does not accrue interest.
The Company recorded debt issuance costs of $3,841. The debt discount is being accreted over the life of the note. During the three and six months ended June 30, 2026 and 2025, the Company recorded $0 and $0, and $0 and $3,364, in accretion of debt discount. As of December 31, 2025, the discount had been fully amortized.
As of June 30, 2026 and December 31, 2025, this note is no longer outstanding.
The December 30, 2024 Loan Agreement
On December 30, 2024, the Company entered into a loan agreement with Jeremy Frommer, Chief Executive Officer, consolidating three prior notes into a single promissory note with a principal amount of $117,614 at an interest rate of 20% per annum. The note matured February 28, 2026 and entered into default; on March 30, 2026, the outstanding principal and accrued interest were repaid in full and the lender waived all default interest and penalties of $1,430. This is included in the gain on settlement of liabilities in the accompanying condensed consolidated statement of operations and other comprehensive income for the three and six months ended June 30, 2026. This note is no longer outstanding as of June 30, 2026. See Note 7 – Related Party for additional information regarding this note.
The February 4, 2025 Loan Agreement
On February 4, 2025, Flewber Global, Inc. entered into a Loan Agreement (the “February 4, 2025 Loan Agreement”) with a lender (the “February 4, 2025 Lender”) pursuant to which the lender issued the Company a promissory note of $67,500. The note had a maturity date of December 31, 2025. Prior to February 27, 2025, Flewber Global, Inc. repaid $2,500 towards the principal of this note.
On February 27, 2025, the outstanding balance of $65,000 became a liability of the Company through the acquisition of Flewber Global, Inc. The note was settled in full on November 13, 2025 through a $25,000 cash payment and the conversion of the remaining balance into 200 shares of Series A preferred stock, for a consideration value of $24,000. During the three and six months ended June 30, 2026 and 2025, the Company recorded $0 in interest expense. As of December 31, 2025, this note is no longer outstanding. See Note 11 – Discontinued Operations.
The February 27, 2025 Loan Agreement
On February 27, 2025, as part of the acquisition of Flewber Global, Inc., the Company assumed a demand loan between Flewber Global, Inc. and its CEO, Marc Sellouk in the amount of $365,000 (the "February 27, 2025 Note"). The Company formalized the loan through a written agreement (the "February 27, 2025 Loan Agreement”). The Loan Agreement had a maturity date of February 27, 2026 and accrues interest at a flat monthly rate of $3,000 per month. During the three and six months ended June 30, 2026 and 2025, the Company recorded $0 and $9,000, and, $8,877 and $12,033, in interest expense, respectively. See Note 7 – Related Party for additional information regarding this note.
The June 1, 2025 Loan Agreement

On June 1, 2025, the Company entered into a loan agreement (the “June 1, 2025 Loan Agreement”) with a lender (the “June 1, 2025 Lender”), whereby the June 1, 2025 Lender issued the Company a promissory note of $44,871 (the “June 1, 2025 Note”). The maturity date of the June 1, 2025 Note is December 1, 2026 (the “Maturity Date”). The Company is required to make a minimum payment every 60 days of $4,986. The note does not accrue interest.

The Company recorded debt issuance costs of $4,771. The debt discount is being accreted over the life of the note. During the three and six months ended June 30, 2026 and 2025, the Company recorded $0 and $3,439, and $0, in accretion of debt discount, respectively. As of June 30, 2026, the debt discount balance was $0 and as of December 31, 2025, the debt discount balance was $3,439. During the six months ended June 30, 2026, the remaining balance of $3,520 was fully repaid. As of June 30, 2026, this note is no longer outstanding and as of December 31, 2025, this note was outstanding.
The First June 4, 2025 Loan Agreement
On June 4, 2025, the Company entered into a loan agreement (the “First June 4, 2025 Loan Agreement”) with a lender (the “First June 4, 2025 Lender”) whereby the First June 4, 2025 Lender issued the Company a promissory note of $12,500 (the “First June 4, 2025 Notes”). The note has a maturity date of June 30, 2025.
As additional consideration, the First June 4, 2025 Lender was issued 37,500 5-year warrants to purchase the Company’s common stock at an exercise price of $1.00 per share. The Company accounted for the issuance of the warrants and the note using the relative fair value method. The total relative fair value was allocated as follows: $6,477 to the debt instrument (52%) and $6,023 to the warrants (48%). The Company recorded a $6,023 debt discount over the life of the note. During the three and six months ended June 30, 2026 and 2025, the Company recorded $0 and $0, and $6,023 and $6,023, in accretion of debt discount, respectively. As of December 31, 2025 the discount has been fully amortized.
As of December 31, 2025, this note was no longer outstanding.
The June 13, 2025 Loan Agreement
On June 13, 2025, the Company entered into a loan agreement (the "June 13, 2025 Loan Agreement”) with a lender (the “June 13, 2025 Lender”) whereby the June 13, 2025 Lender issued the Company a promissory note of $100,000 (the “June 13, 2025 Note”). The note has a maturity date of February 15, 2026, and has repayment rights upon the return of the security deposit of a leased aircraft by the Company or any sale of Fly Flyte, Inc. or Ponderosa Air LLC or its assets.
As additional consideration for the issuance of the promissory note, the Company granted the lender seven complimentary Hops flights on the Company’s aircraft, with a total fair value of $7,805 ($1,115 per flight). The flights are redeemable at the lender’s discretion and are recorded as a flight obligation liability until redeemed under accounts payable and accrued liabilities on the condensed consolidated balance sheets. The full value was recognized as interest expense upon issuance of the note. On September 18, 2025, the Lender agreed to convert the remaining principal balance due on the Note of $100,000 to 134 shares of Series G Preferred Stock.
During the three and six months ended June 30, 2026 and 2025, the Company recorded $0 in accretion of debt discount, respectively. As of December 31, 2025, the Note was no longer outstanding.
The July 23, 2025 Loan Agreement
On July 23, 2025, the Company entered into a loan agreement (the “July 23, 2025 Loan Agreement”) with a lender (the “July 23, 2025 Lender” whereby the July 23, 2025 Lender issued the Company a promissory note of $7,827. The maturity date of the July 23, 2025 Note is January 23, 2027 (the “Maturity Date”). The note does not accrue interest.
The Company recorded a debt discount of $1,027. The debt discount is being accreted over the life of the note. During the three and six months ended June 30, 2026 and 2025, the Company recorded $0 and $634, and, $0 and $0, in accretion of debt discount, respectively. As of June 30, 2026 and December 31, 2025, the debt discount balance is $0 and $634, respectively.
As of June 30, 2026, the note is no longer outstanding. As of December 31, 2025 this note was outstanding.
The October 1, 2025 Loan Agreement

On October 1, 2025, the Company entered into a loan agreement (the “October 1, 2025 Loan Agreement”) with a lender, (the “October 1, 2025 Lender”) whereby the October 1, 2025 Lender issued the Company a promissory note of $43,758. The maturity date of the October 1, 2025 Loan Agreement is April 2, 2027 (the “Maturity Date”). The Company is required to make a minimum payment every 60 days of $4,862. The note does not accrue interest.

The Company recorded a debt discount of $4,862. The debt discount is being accreted over the life of the note. During the three and six months ended June 30, 2026 and 2025, the Company recorded $0 and $4,090, and $0 and $0, respectively, in accretion of debt discount and issuance costs. As of June 30, 2026 and December 31, 2025, the debt discount balance was $0 and $4,090, respectively.
As of June 30, 2026, the note is no longer outstanding.
The January 5, 2026 Loan Agreement

In January 2026, OG Gallery Inc., a subsidiary of the Company, entered into a Merchant Loan Agreement with WebBank (the "Lender") through the Shopify Capital program. The agreement provides for a loan of $9,200, with a total repayment obligation of $9,963. The $763 difference, representing the cost of funds, was recorded as a debt discount and is being accreted to interest expense over the expected repayment term.
The loan is repaid through daily remittances equal to 25% of the subsidiary's Shopify sales, applied against the total repayment obligation until paid in full. The agreement has a maximum term of 18 months, with minimum cumulative payments of 30% of the total repayment amount due within six months and 60% due within twelve months. Prepayment is permitted without penalty.
Borrowings are secured by a first-priority lien on substantially all assets of OG Gallery Inc. (excluding real estate) and may be accelerated upon an event of default.
As of June 30, 2026, the debt discount balance was $398, and the Company recorded $192 and $365, in accretion of debt discount during the three and six months ended June 30, 2026. As of June 30, 2026, this note is outstanding.
The January 29, 2026 Loan Agreement
On January 29, 2026, the Company issued a promissory note (the "January 29, 2026 Note") to the Company's Chief Executive Officer, in the principal amount of $125,000. The note was issued with an original issue discount of 20%, or $25,000, resulting in net proceeds of $100,000. The note bears interest at 20% of the principal amount over its six-month term and matures on July 29, 2026. The note is convertible into equity of the Company only upon the mutual written consent of both parties. See Note 7 – Related Party for additional information regarding this note.

The Company recorded a $25,000 debt discount relating to the original issue discount, which is being accreted over the life of the note. During the three and six months ended June 30, 2026, the Company recorded $4,641 and $8,751, respectively, in interest expense, and $12,569 and $20,994, respectively in accretion of debt discount. As of June 30, 2026, the outstanding principal balance was $94,110, the accrued interest balance was $4,641, and the debt discount balance was $4,006.

The February 9, 2026 Loan Agreement
On February 9, 2026, the Company, through a subsidiary, entered into a loan agreement (the "February 9, 2026 Loan Agreement") with a lender (the "February 9, 2026 Lender") whereby the February 9, 2026 Lender extended the Company a loan in the principal amount of $55,300 (the "February 9, 2026 Loan"). The loan carries a fixed fee of $5,308, for a total repayment amount of $60,608, and has a final repayment date of August 10, 2027. The loan is repaid through the withholding of 25.00% of the Company's daily Stripe receivables, with a minimum payment of $6,734 due every 60 days. The loan is secured by the Company's Stripe account and substantially all of the Company's business assets. Of the gross proceeds, $8,035 was applied to repay the outstanding balance of a prior financing arrangement, resulting in net loan proceeds of $47,265.
The fixed fee of $5,308 was recorded as a debt discount and is being accreted over the term of the loan. During the three and six months ended June 30, 2026, the Company recorded $883 and $1,368, respectively, in accretion of debt discount. The debt discount balance was $3,940 as of June 30, 2026. As of June 30, 2026, the note was outstanding.
The February 13, 2026 Loan Agreement

In February 13, 2026, the Company issued an unsecured promissory note with a lender (the "February 13, 2026 lender") with a principal balance of $145,000, bearing interest at 12.0% per annum. In connection with the divestiture of Flyte, Note

10 – Acquisitions, Investments and Disposals, the proceeds advanced under the note had been provided by the buyer, and upon closing the note was treated as consideration in the transaction rather than repaid in cash. The note had not been repaid as of the closing date. Accordingly, the $145,000 was applied toward the purchase consideration and the Company was fully released from its obligations under the note, with the resulting effect reflected in the determination of the loss on sale. See Note 10 – Acquisitions, Investments and Disposals.
Debt Maturities
The entire balance of $24,454 in total long-term debt matures August 2027.
Note 6 – Convertible Notes Payable
Convertible notes payable as of June 30, 2026 and December 31, 2025 is as follows:

	Outstanding Principal as of June 30, 2026	Outstanding Principal as of December 31, 2025	Interest Rate	Conversion Price	Maturity Date
The First Tranche of Uplist Financing	$1,580,556	$1,580,556	—%	10*	January 2027
The Second Tranche of Uplist Financing	1,185,417	1,185,417	—%	10*	January 2027
The Third Tranche of Uplist Financing	375,000	—	—%	10*	January 2027
	3,140,973	2,765,973
Less: Debt Discount	(1,061,041)	(2,382,599)
Total	$2,079,932	$383,374
*Variable conversion price, as further described below
The March 13 Loan Agreement

On March 13, 2024, the Company entered into a restructuring agreement with two of the remaining holders of the May 2022 Convertible Notes (the “First March 13 Loan Agreement”). As part of the agreement, the principal balance of the notes, each $495,000, was combined into a single note and increased to $1,100,000 and the conversion price was reduced to $170 per share. The notes accrue interest at a rate of 10% per annum for the first 12 months following closing and 15% thereafter, with interest payable monthly in cash beginning April 15, 2024. The maturity date was extended to 18 months from the date of closing, to September 13, 2025.
As additional consideration for the exchange, the Company cancelled all Series C and Series D Warrants held by the note holders and issued preferred shares convertible into 1,500 shares of the Company’s common stock. The Company also granted the note holders a first-priority security interest in all of its assets and those of its subsidiaries.
Since the present value of the cash flows of the new and old debt were more than 10% different, the Company used extinguishment accounting under ASC 470-50. As part of the agreement, the Company recognized a $110,000 loss on extinguishment of debt due to the additional principal and a $148,907 gain on extinguishment of debt due to the forgiveness of accrued interest.
On September 13, 2025, the Note went into default incurring 18% interest rate. On November 4, 2025, the Lender and the Company reached a settlement agreement. The Lender agreed to a $350,000 cash payment against the balance, and to convert the remainder of the balance to 1,249 shares of Series G preferred stock, for a consideration value of $936,750. As additional consideration, the Company issued 134 shares of Series G Preferred stock, for a consideration of $100,500. As a result of the settlement, the Company recorded $81,354 in gain on settlement of liabilities.
During the three and six months ended June 30, 2026 and 2025, the Company recorded $0 and $0, and $27,213 and $53,945 in interest expense, respectively. As of December 31, 2025, this note was no longer outstanding.

The First April 2nd Loan Agreement
On April 2, 2024, the Company entered into a loan agreement (the “First April 2 Loan Agreement”) with a lender (the “First April 2 Lender”), whereby the First April 2 Lender issued the Company a promissory note of $55,556 (the “First April 2 Note”). The maturity date of the First April 2 Note was October 2, 2024 (the “Maturity Date”). The First April 2 Note is convertible into shares of the Company’s common stock, par value $0.001 per share (“Conversion Shares”) equal to $50.00. As additional consideration for entering in the First April 2 Loan Agreement, the Company issued 556 warrants of the Company’s common stock. The Company recorded a $5,556 debt discount relating to an original issue discount. The debt discount is being accreted over the life of the note to accretion of debt discount and issuance cost.
The Company accounted for the issuance of the warrants and the note using the relative fair value method. The total relative fair value was allocated as follows: $31,210 to the debt instrument (56%) and $24,346 to the warrants (44%). The Company recorded $14,951 of debt discount relating to an original issue discount, which was amortized over the life of the note to accretion of debt discount and issuance cost. The debt discount is fully amortized as of December 31, 2024.
On October 15, 2024, the Lender agreed to amend the loan agreement, whereby the Maturity Date was extended to April 2, 2025. As consideration for the exchange, the Company agreed to increase the principal to $108,970, which was inclusive of all penalty principal additions and original issue discounts. The amendment was accounted for as a debt modification in accordance with ASC 470-50. As part of the agreement, the Company is required to make monthly payments of $1,800 towards the balance of the note per month.
On April 10, 2025, the Lender agreed to amend the loan agreement, whereby the Maturity Date was extended to June 30, 2025. As consideration for the extension, the Company agreed to pay a one-time payment of $7,500 against the note, reinstate an 18% annualized interest rate, and continue $1,800 monthly payments. The amendment was accounted for as a debt modification in accordance with ASC 470-50.
On July 8, 2025, the Lender agreed to amend the loan agreement, whereby the Maturity Date was extended to September 30, 2025.
On September 4, 2025, the Lender agreed to extend the Maturity Date of the Note to April 2, 2026.
On November 5, 2025, the Company entered a settlement agreement with the April 2 Lender. The Lender agreed to a $26,157 cash payment against the balance, and to convert the remainder of the balance to 93 shares of Series G Preferred stock, for a consideration value of $69,127. As additional consideration, the Company issued 162 shares of Series G Preferred stock, for a consideration of $121,389. As part of the settlement agreement, the Company allocated the Preferred G stock issuance of $69,127 in value as $68,515 towards principal and $612 towards interest, satisfying the remainder owed on the note.
During the three and six months ended June 30, 2026 and 2025, the Company recorded $0 and $0, and, $8,521 and $8,521, in interest expense, respectively. As of December 31, 2025 there was $0 in accrued interest. As of December 31, 2025, this note was no longer outstanding.
The November 22nd Loan Agreement
On November 22, 2024, the Company entered into a promissory note agreement (the “November 22 Loan Agreement”) with a lender (“November 22 lender”), whereby the November 22 lender issued the Company a convertible promissory note of $30,000 (the “November 22 Note”) with an original issuance discount of $5,000. The November 22 Note is convertible into shares of the Company’s common stock, par value $0.001 per share (“Conversion Shares”) equal to $20, or the lesser of and the lowest per-share amount of any financing consummated after the date of the Agreement. As additional consideration for entering in the November 22 Loan Agreement, the Company issued 120,000 warrants of the Company’s common stock. The original maturity date of the November 22 Note was March 22, 2025.
The Company accounted for the issuance of the warrants and the note using the relative fair value method. The total relative fair value was allocated as follows: $6,537 to the debt instrument (22%) and $24,463 to the warrants (78%).
During the year ended December 31, 2024, the Company recorded a $29,463 debt discount relating to an original issue discount and the issuance of warrants, which is being amortized over the life of the note to accretion of debt discount and issuance cost. During the three and six months ended June 30, 2026 and 2025, the Company recorded $0 and $0, and, $0 and $19,213, respectively, in accretion of debt discount. As of December 31, 2025, the debt discount had been fully amortized.
On April 10, 2025, the Lender agreed to amend the loan agreement, whereby the Maturity Date was extended to July 1, 2025. As consideration for the extension, the Company agreed to reinstate an 18% annualized interest rate. The amendment was accounted for as a debt modification in accordance with ASC 470-50.
On July 7, 2025, the Lender agreed to amend the loan agreement, whereby the Maturity Date was extended to September 30, 2025.
On September 4, 2025, the Lender agreed to extend the Maturity Date of the Note to April 2, 2026.
On November 5, 2025, the Company settled the note with the Lender. The Lender agreed to a $8,843 cash payment against the balance, and to convert the remainder of the balance to 32 shares of Series G Preferred stock, for a consideration value of $23,386. As additional consideration, the Company issued 55 shares of Series G Preferred stock, for a consideration of $41,123. As part of the settlement agreement, the Company allocated the Preferred G stock issuance of $23,386 in value as $21,157 towards principal and $2,229 towards interest, satisfying the remainder owed on the note.
During the three and six months ended June 30, 2026 and 2025, the Company recorded $0 and $0, and, $1,332 and $2,648, in interest expense, respectively. As of December 31, 2025, this note was no longer outstanding.
Uplist Financing
On November 9, 2025, the Company entered into a financing arrangement (the “Uplisting Financing”) with a group of nine accredited investors (the “nine Accredited Investors”). The financing provides for the issuance of senior convertible promissory notes (the “Notes”) and accompanying warrants (the “Warrants”) in an aggregate principal amount of up to $7,777,778, to be funded in four tranches. This includes a 20% original issue discount, yielding net cash proceeds to the Company of $6,222,222.
On November 9, 2025, the first tranche (the “First Tranche of Uplist Financing”) of $1,244,445 was funded at closing, whereby the nine Accredited Investors issued the Company a convertible promissory note of $1,555,556 with an original issuance discount of $311,111. The Company received net cash proceeds after the original issue discount. In addition, the Company recorded an additional $777,817 debt discount relating to the issuance of warrants as part of the financing arrangement, which is being amortized over the life of the note. On December 9, 2025, an additional accredited investor (the “Tenth Accredited Investor”) subscribed to the Uplisting Financing on substantially the same terms as the nine Accredited Investors. On such date, the Tenth Accredited Investor funded the first and second tranches of its investment. The first tranche of $20,000 was funded at closing, whereby the Tenth Accredited Investor issued the Company a convertible promissory note of $25,000 with an original issue discount of $5,000. The Company recorded an additional debt discount of $16,489 from the first tranche relating to the issuance of warrants as part of the financing arrangement, which is being amortized over the life of the notes. During the three and six months ended June 30, 2026, the Company recorded $198,743 and $508,870, in amortization expense of debt discount, respectively. As of June 30, 2026 and December 31, 2025, the balance of debt discount is $443,350 and $952,221, respectively.
On December 5, 2025, the second tranche (the “Second Tranche of Uplist Financing”) of $933,333 was funded upon the submission of the Company’s Registration Statement to the Securities and Exchange Commission, whereby the nine Accredited Investors issued the Company a convertible promissory note of $1,166,667 with an original issuance discount of $233,334. The Company received net cash proceeds after the original issue discount. In addition, the Company recorded an additional $722,222 debt discount relating to the issuance of warrants as part of the financing arrangement, which is being amortized over the life of the note. On December 9, 2025, the Tenth Accredited Investor subscribed to the Uplisting Financing on substantially the same terms as the nine Accredited Investors. On such date, the Tenth Accredited Investor funded the first and second tranches of its investment. The second tranche of $15,000 was funded at closing, whereby the Tenth Accredited Investor issued the Company a convertible promissory note of $18,750 with an original issue discount of $3,750. The Company received aggregate net cash proceeds of $35,000 from the Tenth Accredited Investor on December 9, 2025. The Company recorded an additional debt discount of $10,568 from the second tranche, relating to the issuance of warrants as part of the financing arrangement, which is being amortized over the life of the notes. During the three and six months ended June 30, 2026 and 2025, the Company recorded $199,454 and $453,704, and, $0, in amortization expense of debt discount, respectively. As of June 30, 2026 and December 31, 2025, the balance of debt discount is $444,937 and $898,641, respectively.

On January 16, 2026, the third tranche (the “Third Tranche of Uplist Financing”) of $300,000 was funded at closing, whereby one of the 10 Accredited Investors issued the Company an additional convertible promissory note of $375,000 with an original issuance discount of $75,000 and with common stock warrants, initially exercisable for an aggregate of 58,594 shares, with a term of five years from the date of issuance. The note had a 20% original issue discount, yielding net cash proceeds to the Company of $300,000. In addition, the Company recorded an additional $238,170 debt discount relating to the issuance of warrants as part of the financing arrangement, which is being amortized over the life of the note. During the three and six months ended June 30, 2026, the Company recorded $77,442 and $140,416, respectively in amortization expense of debt discount. As of June 30, 2026, the balance of debt discount was $172,754.
The Notes carry no stated interest unless in default, mature twelve months from the initial closing, and are convertible at the holder’s option at $10.00 per share, or mandatorily upon an approved national-exchange uplisting at the lower of (i) $10.00 per share, (ii) the uplist offering price, or (iii) a twenty percent (20%) discount to the lowest daily VWAP during the ten trading days prior to uplist. Each Note holder received Warrant coverage equal to one hundred percent (100%) of the Note face value, exercisable at $10.00 per share for a five-year term, with customary cashless-exercise provisions and full ratchet anti-dilution protection, as well as a 9.99% beneficial ownership limitation which can be adjusted on 61 days’ notice. The warrants are automatically cashlessly exercised upon formal approval of the Company’s uplisting to a national securities exchange.
On March 5, 2026, the Company entered into an Omnibus Waiver and Amendment Agreement (the "March 5, 2026 Amendment") with Catheter Precision, Inc. and certain investors holding the Company's Notes. The Amendment extended the maturity date of the funded Notes to January 19, 2027, and revised the trigger for the alternative conversion price such that the alternative price applies if the Uplist Application Date has not occurred on or after November 10, 2026. The Amendment also reduced the Company's share reservation obligation on a pro rata basis to reflect the portion of the financing actually funded.
The Company evaluated the Amendment under ASC 470-50 and concluded that the changes to the host debt did not constitute a substantial modification. Accordingly, the March 5, 2026 Amendment was accounted for as a debt modification, and no gain or loss was recognized. The Company continues to amortize the remaining debt discount over the revised term to maturity. The conversion feature embedded in the Notes is bifurcated and accounted for as a derivative liability measured at fair value, with changes in fair value recognized in earnings at each reporting period.
All tranches are held in third-party escrow until each respective milestone is achieved. The full subscription amount was divided among all investors, and the Company issued individual Notes to each of those investors.
As part of the sale of Fly Flyte, Inc., Note 10 – Acquisitions, Investments and Disposals, the investors were released from the obligation to fund the remaining third and fourth tranches.
The Company entered into customary registration rights requiring it to file and maintain a resale Registration Statement for the shares underlying the Notes and Warrants. The agreement sets specific deadlines for filing and effectiveness and provides investors with protections and remedies if the Company fails to meet these requirements.
The Purchasers who invested at least $1,000,000 were also granted participation rights allowing them to purchase their pro rata portion of up to 50% of any future financing the Company conducts for a period of twelve months following the uplist, on the same terms and conditions as the new offering.
As part of the Uplisting Financing, holders representing approximately 90.38% of the Company’s outstanding preferred stock have agreed to convert their preferred shares into common stock upon uplist approval. The Company is continuing to obtain agreements from the remaining preferred stockholders representing approximately 9.62% of the outstanding preferred shares. Following the uplist, the Company expects to have almost all common stock outstanding and very few to no outstanding convertible debt or preferred securities.
In connection with this note, the Company recognized a derivative liability of $648,464 for tranche 1, and $680,609 for tranche 2 during 2025. During 2026, and in connection with tranche 3, the Company recognized a derivative liability of $243,195. These derivatives are remeasured at fair value at each reporting period and a gain or loss on derivative is recorded on the condensed consolidated statements of operations and comprehensive loss as of the balance sheet date. These liabilities were recorded as additional debt discounts and amortized over the life of the note. However, because the liabilities, when added to the pre-existing debt discounts, exceeded the fair value of the notes, an immediate loss on derivative of $652,766 was recorded during the year ended December 31, 2025 for tranche 1 and tranche 2. For tranche 3, the Company recorded an immediate loss on derivative of $181,365 included in the change in derivative liability line item in the accompanying condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2026 and 2025, the Company recorded $34,315 and $593,568, and $0, respectively, in accretion of debt discount.
The entire balance of $3,140,973 in convertible notes payable matures on January 19, 2027.
Note 7 – Related Party
Officer compensation
During the three and six months ended June 30, 2026 and 2025, the Company recorded $54,000 and $115,420, and, $54,997 and $93,837, respectively for living expenses for officers of the Company under general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
During the three and six months ended June 30, 2026 and 2025, the Company recorded $30,250 and $53,000, and, $13,000 and $47,000, respectively, in insurance and consulting services to board members of the Company under general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. As of June 30, 2026 and December 31, 2025, there were $0 amounts due to board members.
Repurchase of noncontrolling interest
In May 2026, the Company repurchased noncontrolling interests in its consolidated subsidiaries Vocal, Inc. and OG Collection, Inc. from certain officers and directors of the Company and its subsidiaries, for aggregate consideration of $185,691, of which $173,316 was paid to officers and directors. These repurchases were approved by the Board of Directors by unanimous written consent and are described further in Note 8 – Stockholder's Equity.

The April 20 2023 Loan Agreement

On April 20, 2023, the Company entered into a loan agreement (the “April 2023 Loan Agreement”) with Arthur Rosen, who would subsequently, in August 2025, be named a director of the Company (the “April 2023 Lender”), whereby Mr. Rosen issued the Company a promissory note of $130,000 (the “April 2023 Note”). Pursuant to the April 2023 Loan Agreement, the April 2023 Note has an effective interest rate of 18%. The maturity date of the April 2023 Note was April 26, 2023 (the “April 2023 Maturity Date”) at which time all outstanding principal, accrued and unpaid interest and other amounts due under the April 2023 Loan Agreement were due.
In May 2024, Mr. Rosen agreed to extend the maturity date of the April 2023 Note until December 28, 2024 in exchange for warrants to purchase 3,778 shares of the Company’s common stock at an exercise price of $35.00, together valued at $177,560.
The May 2024 modification of the note was accounted for as a debt modification under ASC 470-50, with no gain or loss recognized and the carrying amount of the note unchanged. The fair value of the warrants issued $177,560 was recorded as an additional debt discount. The full amount of this debt discount was amortized during the year ended December 31, 2024.
On December 30, 2024, the Lender agreed to extend the maturity date of the April 2023 Note until March 31, 2025. The amendment was accounted for as a debt modification in accordance with ASC 470-50.
On July 8, 2025, the Lender agreed to extend the maturity date of the April 2025 Note to December 31, 2025. The amendment was accounted for as a debt modification in accordance with ASC 470-50.
On December 30, 2025, the Lender agreed to extend the maturity date of the April 2023 Note to June 30, 2026. The amendment was accounted for as a debt modification in accordance with ASC 470-50.
During the three and six months ended June 30, 2026 and 2025, the Company recorded $1,188 and $2,521, and $1,829 and $3,638, in interest expense, respectively. As of June 30, 2026 and December 31, 2025, debt discount balance on this note was $0 and $3,024, respectively. During the three months ended June 30, 2026 the loan was paid off. As of June 30, 2026, the note was no longer outstanding.

The December 30, 2024 Loan Agreement
On December 30, 2024, the Company entered into a Loan Agreement with CEO Jeremy Frommer, where the Company consolidated the outstanding notes with Mr. Frommer (the February 22 Loan Agreement, the March 26 Loan Agreement, and the June 13 Loan Agreement). The Company issued the promissory note with a principal amount of $117,614, the sum of the balances of the three consolidated notes. The note has a maturity date of December 30, 2024.
The Company accrues interest at the rate of 20% per annum on the outstanding balance of the note. During the three and six months ended June 30, 2026 and 2025, the Company recorded $0 and $1,086, and $4,476 and $10,212, of interest expense, respectively. As of June 30, 2026 and December 31, 2025, the balance of accrued interest was $0.
On March 30, 2025, the Lender agreed to extend the maturity date of the December 30, 2024 Note until February 28, 2026.
The December 30, 2024 Loan Agreement with Jeremy Frommer matured on February 28, 2026 and entered into default. On March 30, 2026, the outstanding principal and accrued interest were repaid in full, and the lender waived all default interest and related penalties of $1,430. This is included in the gain on settlement of liabilities in the accompanying condensed consolidated statement of operations and other comprehensive income for the three and six months ended June 30, 2026. As of June 30, 2026, this note is no longer outstanding.
The February 27, 2025 Loan Agreement
On February 27, 2025, as part of the acquisition of Flewber Global, Inc., the Company assumed a demand loan between Flewber Global, Inc. and its CEO, Marc Sellouk in the amount of $365,000 (the "February 27, 2025 Note"). The Company formalized the loan through a written agreement (the "February 27, 2025 Loan Agreement”). The Loan Agreement has a maturity date of February 27, 2026 and accrues interest at a flat monthly rate of $3,000 per month. During the three and six months ended June 30, 2026 and 2025, the Company recorded $0 and $9,000, and, $8,877 and $12,033, in interest expense, respectively.
In connection with the sale of Fly Flyte Inc., see Note 10 – Acquisitions, Investments and Disposals and Note 11 – Discontinued Operations, on March 9, 2026 the February 27, 2025 Note, with a carrying value of $361,143, was derecognized upon the divestiture, as the obligor under the note was the entity included in the disposal group. All accrued interest had been paid prior to the closing, and no material accrued interest remained outstanding at the date of sale. Upon the loss of control and deconsolidation of the divested entity in accordance with ASC 810-10-40, the note was removed from the Company's condensed consolidated balance sheets, and its carrying value was included in the net assets disposed of in the determination of the loss on sale. Accordingly, as of December 31, 2025, the February 27, 2025 Note was outstanding, and as of June 30, 2026, it was no longer outstanding.
The January 29, 2026 Loan Agreement
On January 29, 2026, the Company issued a promissory note (the "January 29, 2026 Note") to the Company's Chief Executive Officer, in the principal amount of $125,000. The note was issued with an original issue discount of 20%, or $25,000, resulting in net proceeds of $100,000. The note bears interest at 20% of the principal amount over its six-month term and matures on July 29, 2026. The note is convertible into equity of the Company only upon the mutual written consent of both parties. See Note 7 – Related Party for additional information regarding this note.

The Company recorded a $25,000 debt discount relating to the original issue discount, which is being accreted over the life of the note. During the three and six months ended June 30, 2026, the Company recorded $4,641 and $8,751, respectively, in interest expense, and $12,569 and $20,994, respectively in accretion of debt discount. As of June 30, 2026, the outstanding principal balance was $94,110, the accrued interest balance was $4,641, and the debt discount balance was $4,006.

Note 8 – Stockholders’ Equity
Shares Authorized
The Company is authorized to issue up to three billion and twenty million (3,020,000,000) shares of capital stock, of which three billion (3,000,000,000) shares are designated as common stock, par value $0.001 per share, and twenty million (20,000,000) are designated as preferred stock, par value $0.001 per share.

Preferred Stock
Series A Convertible Preferred Stock
On November 20, 2025, the Company filed a Certificate of Designation for the Preferred Series A class of stock. The Company has designated 50,000 shares of Series A Convertible Preferred stock and has 1,087 shares issued and outstanding as of June 30, 2026.

The shares of Series A Preferred Stock have a stated value of $120 per share and are convertible into Common Stock at the election of the holder, at any time beginning 18 months following the Original Issue Date, at a price of $12.00 per share, subject to adjustment. Each holder of Series A Preferred Stock shall be entitled to receive, with respect to each share of Series A Preferred Stock then outstanding and held by such holder, dividends on shares of Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends shall be paid on shares of Preferred Stock.

The Holder shall be entitled to vote on an as-converted basis (subject to the Beneficial Ownership Limitation), together with the holders of Common Stock, with respect to any question upon which the holders of Common Stock have the right to vote, except as may be otherwise provided by applicable law. Except as otherwise expressly provided herein or as required by law, the Holders and the holders of Common Stock shall vote together and not as separate classes. Moreover, as long as any shares of Preferred Stock are outstanding, the Corporation shall not, without the affirmative vote of the Holders of a majority of the then outstanding shares of the Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Preferred Stock or alter or amend this Certificate of Designation, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (c) increase the number of authorized shares of Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing. The “Beneficial Ownership Limitation” shall be 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of Preferred Stock held by the applicable Holder.

On November 12, 2025, the Company issued 125 shares of its Series A Convertible Preferred Stock with a fair value of $15,000 to settle outstanding liabilities.

On November 14, 2025, the Company issued 215 shares of Series A Convertible Preferred Shares with a fair value of $25,750 to settle outstanding liabilities. In addition, the Company issued 200 shares of Series A Preferred with a fair value of $24,400 as consideration for services performed.

On November 24, 2025, a lender converted $24,000 in notes payable into 200 shares of Series A Preferred with a fair value of $24,000.

On December 5, 2025, the Company issued 347 shares of Series A Convertible Preferred Stock with a fair value of $41,462 to settle outstanding liabilities. The Company recognized a gain of $4,957 on the settlement.

During the three and six months ended June 30, 2026 and 2025, there was no activity in the Series A Preferred stock.

Series E Convertible Preferred Stock
The Company has designated 8,000 shares of Series E Convertible Preferred stock and has 450 shares issued and outstanding as of June 30, 2026.
The shares of Series E Preferred Stock have a stated value of $1,000 per share and are convertible into Common Stock at the election of the holder of the Series E Preferred Stock, at any time following the Original Issue Date at a price of $2,060 per share, subject to adjustment. Each holder of Series E Preferred Stock shall be entitled to receive, with respect to each share of Series E Preferred Stock then outstanding and held by such holder, dividends on an as-converted basis in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock.

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
During the three and six months ended June 30, 2026 and 2025, there was no activity in the Series E Preferred stock.
Series F Convertible Preferred Stock
The Company has designated 5,500,000 shares of Series F Convertible Preferred stock and has 2,283 shares issued and outstanding as of June 30, 2026.
The shares of Series F Preferred Stock have a stated value of $1,000 per share and are convertible into Common Stock at the election of the holder of the Series F Preferred Stock, at any time following the Original Issue Date at a price of $20 per share, subject to adjustment. Each holder of Series F Preferred Stock shall be entitled to receive, with respect to each share of Series F Preferred Stock then outstanding and held by such holder, dividends on shares of Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends shall be paid on shares of Preferred Stock.
The Holder shall be entitled to vote on an as-converted basis (subject to the Beneficial Ownership Limitation), together with the holders of Common Stock, with respect to any question upon which the holders of Common Stock have the right to vote, except as may be otherwise provided by applicable law. Except as otherwise expressly provided herein or as required by law, the Holders and the holders of Common Stock shall vote together and not as separate classes. Moreover, as long as any shares of Preferred Stock are outstanding, the Corporation shall not, without the affirmative vote of the Holders of a majority of the then outstanding shares of the Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Preferred Stock or alter or amend this Certificate of Designation, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (c) increase the number of authorized shares of Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.
On January 2, 2025, 2 investors converted 835 shares of Preferred Series F stock into 8,350 shares of common stock.
On October 30, 2025, the remaining Series F Preferred shareholders approved to amend the Preferred Series F Certificate of Designation to reduce the conversion price from $100 to $20.
During the three and six months ended June 30, 2026, there was no activity in the Series F Preferred stock.
Series G Convertible Preferred Stock
The Company has designated 500,000 shares of Series G Convertible Preferred stock and has 16,979 shares issued and outstanding as of June 30, 2026.
The shares of Series G Preferred Stock have a stated value of $750 per share and are convertible into Common Stock at the election of the holder of the Series G Preferred Stock, at any time following the Original Issue Date at a price of $20.00 per share, subject to adjustment. Each holder of Series G Preferred Stock shall be entitled to receive, with respect to each share of Series G Preferred Stock then outstanding and held by such holder, dividends on shares of Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends shall be paid on shares of Preferred Stock.

The Holder shall be entitled to vote on an as-converted basis (subject to the Beneficial Ownership Limitation), together with the holders of Common Stock, with respect to any question upon which the holders of Common Stock have the right to vote, except as may be otherwise provided by applicable law. Except as otherwise expressly provided herein or as required by law, the Holders and the holders of Common Stock shall vote together and not as separate classes. Moreover, as long as any shares of Preferred Stock are outstanding, the Corporation shall not, without the affirmative vote of the Holders of a majority of the then outstanding shares of the Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Preferred Stock or alter or amend this Certificate of Designation, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (c) increase the number of authorized shares of Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing. The “Beneficial Ownership Limitation” shall be 4.99% (or, upon election by a Holder prior to the issuance of any shares of Preferred Stock, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of Preferred Stock held by the applicable Holder.
The Series G Preferred Stock contains a full-ratchet anti-dilution provision. If the Company issues Common Stock or Common Stock Equivalents at an effective price below the then-current conversion price (a "Dilutive Issuance"), the conversion price is automatically reduced to equal that lower price (the "Base Conversion Price"), effective simultaneously with, or upon announcement of, such issuance. This adjustment applies to variable rate or floating-price instruments as well, using the lowest actual conversion or exercise price at the time of conversion/exercise. Exempt Issuances are excluded from triggering an adjustment. The Company is required to notify the Holder of any Dilutive Issuance no later than the following Trading Day.
During the three months ended March 31, 2025, 5 investors purchased 238 shares of Series G Preferred stock for proceeds to the Company of $175,000, and also received 8,825 warrants to purchase the Company’s common stock at an exercise price of $20.00.
During the three months ended March 31, 2025, 22 investors purchased 1,419 shares of Series G Preferred stock for proceeds to the Company of $1,056,000. These purchases were made in conjunction with the Company’s acquisition of Flewber Global, Inc. Additionally, 24 debt holders of Flewber Global, Inc. were issued 9,475 shares of Series G Preferred stock with a fair value of $6,395,625 to eliminate their debt in Flewber Global, Inc. as part of the acquisition purchase price. See Acquisition of Flewber Global, Inc. in Note 10 – Acquisitions, Investments and Disposals for further details on the acquisition structure.
During the three months ended June 30, 2025, the Company issued 267 shares of Series G Preferred stock with a fair value of $78,899 to a consultant as payment for services.
On April 22, 2025, the Company issued 640 shares of Series G Preferred stock with a fair value of $192,000 to settle an outstanding payable of $480,000 for the office at 419 Lafayette Street, resulting in a gain on settlement of vendor liabilities of $288,000. See Lease Agreements for more information on the settlement of this liability.
On September 16, 2025, a lender converted $100,000 in notes payable into 134 shares of Series G Preferred with a fair market value of $28,140, resulting in a loss on conversion of $71,680.
On September 16, 2025, a shareholder in Fly Flyte, Inc. entered into a Conversion Agreement with the Company whereby they exchanged 10% ownership interest in the entity Fly Flyte, Inc., previously purchased for $100,000, into 134 shares of Preferred Series G. The 10% ownership interest in Fly Flyte, Inc. was returned to Creatd, Inc.
On November 4, 2025, a lender converted $936,608 from the First March 13 Loan Agreement into 1,249 shares of Series G Preferred with a fair value of $936,608. Additionally, the Company issued 134 shares of Series G Preferred with a fair value of $28,844 for additional consideration. This was recorded as a $28,844 loss on extinguishment of debt.
On November 5, 2025, the Company issued 217 shares of preferred stock with an aggregate fair value of $44,594 as consideration for consulting services performed.
On November 5, 2025, a lender converted $92,512, including interest, from the First April 2 Loan Agreement and the November 22 Loan Agreement into 125 total shares of Series G Preferred with a fair value of $92,512.
On November 7, 2025, the Company issued consultants 367 shares with a fair value of $88,080 for services provided to the Company.

On November 9, 2025, in connection with the issuance of the First Tranche of the Uplist Financing (see Note 6 – Convertible Notes Payable), a Dilutive Issuance occurred, triggering the full-ratchet anti-dilution provision described above. As a result, the conversion price for all outstanding shares of Series G Preferred Stock was repriced from $20.00 to $10.00 per share, effective as of that date.
In May 2026, a holder converted 301 shares of Series G Preferred Stock into 22,575 shares of common stock in accordance with the conversion terms of the Series G Preferred Stock.

Series H Convertible Preferred Stock
The Company has designated 50,000 shares of Series H Convertible Preferred stock and has 3,156 shares issued and outstanding as of June 30, 2026.
The shares of Series H Preferred Stock have a stated value of $100 per share and are convertible into Common Stock at the election of the holder of the Series H Preferred Stock, at any time following the Original Issue Date at a price of $5.14 per share, subject to adjustment. Each holder of Series H Preferred Stock shall be entitled to receive, with respect to each share of Series H Preferred Stock then outstanding and held by such holder, dividends on shares of Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends shall be paid on shares of Preferred Stock.
The Holder shall be entitled to vote on an as-converted basis (subject to the Beneficial Ownership Limitation), together with the holders of Common Stock, with respect to any question upon which the holders of Common Stock have the right to vote, except as may be otherwise provided by applicable law. Except as otherwise expressly provided herein or as required by law, the Holders and the holders of Common Stock shall vote together and not as separate classes. Moreover, as long as any shares of Preferred Stock are outstanding, the Corporation shall not, without the affirmative vote of the Holders of a majority of the then outstanding shares of the Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Preferred Stock or alter or amend this Certificate of Designation, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (c) increase the number of authorized shares of Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing. The “Beneficial Ownership Limitation” shall be 4.99% (or, upon election by a Holder prior to the issuance of any shares of Preferred Stock, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of Preferred Stock held by the applicable Holder.
The Series H Preferred Stock contains a full-ratchet anti-dilution provision. If the Company issues Common Stock or Common Stock Equivalents at an effective price below the then-current conversion price (a "Dilutive Issuance"), the conversion price is automatically reduced to equal that lower price (the "Base Conversion Price"), effective simultaneously with, or upon announcement of, such issuance. This adjustment applies to variable rate or floating-price instruments as well, using the lowest actual conversion or exercise price at the time of conversion/exercise. Exempt Issuances are excluded from triggering an adjustment. The Company is required to notify the Holder of any Dilutive Issuance no later than the following Trading Day. There were no events that occurred during the six months ended June 30, 2026 and 2025 triggering the anti-dilution provision.
During the three months ended June 30, 2026, a holder converted 642 shares of Series H Preferred Stock into 12,491 shares of common stock in accordance with the conversion terms of the Series H Preferred Stock.
Series I Convertible Preferred Stock
The Company has designated 100,000 shares of Series I Convertible Preferred stock and has 37,812 shares issued and outstanding as of June 30, 2026.
The shares of Series I Preferred Stock have a stated value of $100 per share and are convertible into Common Stock at the election of the holder of the Series I Preferred Stock, at any time beginning 18 months after the Original Issue Date, at a price of $20.00 per share, subject to adjustment. Each holder of Series I Preferred Stock shall be entitled to receive, with respect to each share of Series I Preferred Stock then outstanding and held by such holder, dividends on shares of Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends shall be paid on shares of Preferred Stock.
The Series I Preferred Stock contains a full-ratchet anti-dilution provision. If the Company issues Common Stock or Common Stock Equivalents at an effective price below the then-current conversion price (a "Dilutive Issuance"), the conversion price is automatically reduced to equal that lower price (the "Base Conversion Price"), effective simultaneously with, or upon announcement of, such issuance. This adjustment applies to variable rate or floating-price instruments as well, using the lowest actual conversion or exercise price at the time of conversion/exercise. Exempt Issuances are excluded from triggering an adjustment. The Company is required to notify the Holder of any Dilutive Issuance no later than the following Trading Day.
The Holder shall be entitled to vote on an as-converted basis (subject to the Beneficial Ownership Limitation), together with the holders of Common Stock, with respect to any question upon which the holders of Common Stock have the right to vote, except as may be otherwise provided by applicable law. Except as otherwise expressly provided herein or as required by law, the Holders and the holders of Common Stock shall vote together and not as separate classes. Moreover, as long as any shares of Preferred Stock are outstanding, the Corporation shall not, without the affirmative vote of the Holders of a majority of the then outstanding shares of the Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Preferred Stock or alter or amend this Certificate of Designation, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (c) increase the number of authorized shares of Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing. The “Beneficial Ownership Limitation” shall be 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of Preferred Stock held by the applicable Holder. No adjustment, increase, or decrease in the Beneficial Ownership Limitation shall be permitted.
On June 27, 2025, the Company acquired 25% of equity in PCG Advisory, Inc. As consideration for this acquisition, PCG Advisory, Inc. received 12,500 shares of the Company’s Series I Preferred stock with a fair value of $456,250. This minority equity investment was booked in Minority interest in business on the condensed consolidated balance sheets at cost.
On June 27, 2025, the Company acquired 25% of equity in PRISM Media Holdings, Inc. As consideration for this acquisition, PRISM Media Holdings, Inc. received 5,000 shares of the Company’s Series I Preferred stock with a fair value of $182,500. This minority equity investment was booked in Minority interest in business on the condensed consolidated balance sheets at cost.
On June 27, 2025, the Company acquired 25% of equity in PRISM MediaWire, Inc. As consideration for this acquisition, PRISM MediaWire, Inc. received 2,500 shares of the Company’s Series I Preferred stock with a fair value of $91,250. This minority equity investment was booked in Minority interest in business on the condensed consolidated balance sheets at cost.
On June 27, 2025, the Company acquired 20% of equity in AIRHub, Inc. As consideration for this acquisition, AIRHub, Inc. received 3,000 shares of the Company’s Series I Preferred stock with a fair value of $109,500. This minority equity investment was booked in Minority interest in business on the condensed consolidated balance sheets at cost.
On June 30, 2025, the Company issued 14,812 shares of Series I Preferred stock with a fair value of $592,465 to Marc Sellouk, CEO of Fly Flyte, Inc. as part of a retention bonus after the Company’s acquisition of the former parent, Flewber Global, Inc. in February of 2025. See Stock based compensation under Common Stock below for more details on this overall retention package.
On November 9, 2025, in connection with the issuance of the First Tranche of the Uplist Financing (see Note 6 – Convertible Notes Payable), a Dilutive Issuance occurred, triggering the full-ratchet anti-dilution provision described above. As a result, the conversion price for all outstanding shares of Series I Preferred Stock was repriced from $20.00 to $10.00 per share, effective as of that date.
During the three and six months ended June 30, 2026, there were no shares of Series I Preferred stock issued.
Common Stock

Shares issued for settlement of liabilities
On January 2, 2025, the Company issued 40 shares with a fair value of $264 to a vendor to settle $800 in outstanding liabilities, resulting in a gain on settlement of debt of $536.
On January 17, 2025, the Company issued 500 shares at a fair value of $5,800 to settle $5,800 in outstanding liabilities.
On March 4, 2025, the Company issued 207 shares at a fair value of $3,094 to settle $1,250 in outstanding liabilities, resulting in a loss on settlement of debt of $1,844.
On June 25, 2025, the Company issued 18,600 shares to 2 employees of Fly Flyte, Inc. at a fair value of $127,968 to settle $372,000 in outstanding liabilities, resulting in a gain on settlement of debt of $244,032.
Shares issued for settlement of compensation to employees and consultants
On September 16, 2025, the Company entered into a Conversion Agreement with a consultant, pursuant to which the consultant’s balance of $36,820 in accrued payables owed to the consultant by Fly Flyte, Inc. was settled through the issuance of stock options under the Company’s 2025 Omnibus Securities and Incentive Plan. Under the terms of the agreement, the Company converted the full amount of the accrued payroll liability into 5,406 fully vested stock options with an exercise price of $7.40 per share and 12,500 additional stock options at the same exercise price that vest as follows: 3,125 on March 31, 2026, 3,125 on June 30, 2026, 3,125 on September 30, 2026, and 3,125 on December 31, 2026, with a 10-year term expiring September 16, 2035. The options cumulatively have a fair value of $100,271. As a result, the Company recognized $40,000 of stock compensation expense for the year ended December 31, 2025, and $34,158 for the six months ended June 30, 2026. The Company has $13,132 remaining to be expensed throughout the year ending December 31, 2026.
Common stock issued for financing fees

On February 7, 2025, the Company issued 92 shares of common stock with a fair value of $2,122 to an investor for fees and penalties associated with a convertible note.
Shares issued for acquisition of consolidated subsidiary
On February 27, 2025, the Company issued 52,807 shares of common stock with a fair value of $950,526 to the shareholders of Flewber Global, Inc. in exchange for their equity in Flewber Global, Inc. as part of the acquisition of that entity. See Acquisition of Flewber Global, Inc. in Note 10 – Acquisitions, Investments and Disposals for further details on the acquisition structure.
Cash received for common stock
During February 2025, 13 investors purchased 13,807 shares of Common stock for proceeds to the Company of $276,140. These purchases were made in conjunction with the Company’s acquisition of Flewber Global, Inc. See Acquisition of Flewber Global, Inc. in Note 10 – Acquisitions, Investments and Disposals for further details on the acquisition structure.
Stock based compensation in Creatd, Inc.
On January 6, 2025, the Company issued 2,433 shares with a fair value of $22,377 to a vendor for services rendered.
On February 6, 2025, the Company issued 6,250 shares with a fair value of $131,250 to a vendor for services rendered for a service contract of 6 months. $109,250 of this was recognized in the current period, and $21,875 was recognized as prepaid expenses.
On February 27, 2025, the Company issued 25,000 shares with a fair value of $450,000 to Marc Sellouk, CEO of Flewber Global, Inc., as part of a retention package associated with the Company’s acquisition of that entity. Under this agreement, these 25,000 shares were to be issued at acquisition in exchange for his equity in Flewber Global, Inc. and another 23,442 shares, as well as 14,812 shares of Preferred Series I stock, were to be issued on June 30, 2025, if Mr. Sellouk’s employment at the Company continued through that date. Mr. Sellouk continued his employment with the Company, and on June 30, 2025, the Company issued the additional 23,442 shares of Common stock with a fair value of $187,583 and the 14,812 shares of Preferred Series I stock with a fair value of $592,465 under this agreement.
On October 31, 2025, the Company issued 10,000 shares to a vendor with a total fair value of approximately $60,000 in exchange for $68,000 in services to be provided. The expense was recorded to prepaid expense and is being recognized over the service term. During the three and six months ended June 30, 2026, the Company recognized $10,276 and $40,110, respectively, in stock based compensation related to these services. The remaining prepaid balance related to this transaction is $0 as of June 30, 2026.
On November 1, 2025, the Company issued 2,500 shares at a fair value of $15,000 for consulting services provided during the fourth quarter of 2025.
On December 1, 2025, the Company issued 2,686 shares at a fair value of $22,557 to settle $20,000 in outstanding liabilities, resulting in a loss on settlement of debt of $2,557.
On December 5, 2025, the Company issued 10,000 shares with a fair value of $105,200 to consultants for services rendered. The expense was recorded to prepaid expense and is being recognized over the service term. During the three months ended March 31, 2026 and 2025, the Company recognized $73,395 and $0, respectively, in stock based compensation related to these services. The prepaid balance related to this transaction has been fully amortized as of March 31, 2026.
On December 8, 2025, the Company issued 5,000 shares with a fair value of $59,900 to consultants for services rendered. The expense was recorded to prepaid expense and is being recognized over the service term. During the three and six months June 30, 2026 and 2025, the Company recognized $22,185 and $44,370, respectively, in stock based compensation related to these services. The remaining prepaid balance related to this transaction is $9,860 as of June 30, 2026.
On January 1, 2026, the Company issued 1,819 shares with a fair value of $20,737 to consultants for services rendered.
Additional stock based compensation was provided in the form of options and warrants. See Stock Options and Warrants further below within this note.
Stock based compensation in consolidated subsidiaries
On September 9, 2025, Fly Flyte, Inc. and Ponderosa Air LLC entered into a Side Letter Agreement with SEG Jets, LLC (“SEG Jets”), the lessor of the 2020 Cirrus Design Corp. SF50 aircraft that is being leased by the Company pursuant to an Exclusive Aircraft Dry Lease Agreement. Under the terms of the Side Letter Agreement, Fly Flyte, Inc. agreed to issue to SEG Jets, or its designees, 19.98% of the issued and outstanding common stock of Fly Flyte, Inc. as of the date of the agreement as consideration for strategic business cooperation. The stock has a fair value of $2.89 million and was recorded as stock based compensation on the consolidated statement of operations and comprehensive loss.
On December 26, 2025, Vocal, Inc. issued an additional 21.73% of its outstanding equity, in the form of shares of Common Stock, to certain officers, employees, and consultants involved with the operations of Vocal. In connection with this issuance, 40,404 shares were issued with an aggregate fair value of approximately $78,010, which was satisfied through the application of accrued payroll obligations. As a result of the issuance, the Company’s ownership interest in Vocal, Inc. decreased from 41.73% to 20.00%.
On December 26, 2025, OG Collection, Inc. issued an additional 24.00% of its outstanding equity, in the form of shares of Common Stock, to certain officers, employees, and consultants involved with the operations of OG Collection. In connection with this issuance, 480,000 shares were issued with an aggregate fair value of approximately $57,600, which was satisfied through the application of accrued payroll obligations. As a result of the issuance, the Company’s ownership interest in OG Collection, Inc. decreased from 44.00% to 20.00%.
Shares issued for acquisition of marketable securities
On May 6, 2025, the Company acquired 17,000,000 shares in MineralRite Corporation, in exchange for 4,500 shares of the Company’s common stock.

Exercise of warrants to stock
Between February 12, 2025, and February 26, 2025, the Company issued 224,820 shares of common stock pursuant to the cashless exercise of warrants.
On June 23, 2025, the Company issued 100 shares of common stock pursuant to the exercise of warrants for gross proceeds of $2,000.
On June 30, 2025, the Company issued 10,000 shares of common stock pursuant to the cashless exercise of warrants.
On October 21, 2025, the Company issued 110,450 shares of common stock pursuant to the cashless exercise of warrants.
On December 31, 2025, the Company issued 22,500 shares of common stock pursuant to the cashless exercise of warrants.
During May 2026, the Company issued 114,190 shares of common stock pursuant to the cashless exercise of warrants.
Exchange of warrants for common stock
During May 2026, the Company exchanged 427,768 outstanding warrants, which were classified within stockholders' equity, for 427,768 shares of common stock on a one for one basis. No cash was paid by either party, and no terms of any warrant that remained outstanding were modified.
The fair value of the common stock issued exceeded the fair value of the warrants surrendered, measured for each warrant at its exchange date using the Black Scholes option pricing model. The effect of the exchange was $27,457. Because the holders participated in their capacity as holders of the Company's equity instruments, the Company recognized that amount as a deemed dividend within stockholders' equity, reducing income available to common stockholders in the computation of basic and diluted loss per share.
Deemed dividends of $384,700 were recognized during the three and six months ended June 30, 2026, consisting of the effect of the exchange described above and the value of the effect of down round features triggered under the Company's warrant agreements.
Shares issued for rounding in reverse stock split
On February 24, 2026, the Company effectuated a 1-for-20 reverse stock split. 10,577 shares were issued pursuant to rounding from the reverse stock split.
Mezzanine Equity
On August 18, 2023, The Company commenced a Regulation CF offering to raise funds at the subsidiary level by issuing convertible preferred stock in Vocal, Inc., a subsidiary of Creatd, Inc. The offering closed in February 2024, with a total of 12,204 shares sold for proceeds to the Company of $84,790. Prior to this offering, a total of 100,000,000 shares were issued and outstanding, owned by the Company.
As of June 30, 2026 and December 31, 2025, these amounts are classified under mezzanine equity on the condensed consolidated balance sheets.
The preferred stock issued carries limited rights, including no voting rights unless converted into common stock, a fixed liquidation preference, a quarterly dividend right based on the subsidiary’s GAAP net revenues, and a redemption right exercisable after five years at a fixed face value. The preferred stock converts into common stock at a conversion price of $12.00.
Repurchase of Noncontrolling Interests
In May 2026, the Company repurchased noncontrolling interests in its consolidated subsidiaries Vocal, Inc. and OG Collection, Inc., increasing its ownership of each subsidiary from 20% to 51%. The Company repurchased 31% of Vocal on May 7, 2026 for cash consideration of $111,291 (21.73% common and 9.27% Series A preferred), and 31% of OG Collection on May 20, 2026 for cash consideration of $74,400 (24% common and 7% Series A preferred). Each repurchase was approved by the Company's Board of Directors by unanimous written consent. Series A preferred shares acquired convert one-for-one into common shares held by the Company.

Because the Company retained a controlling financial interest in each subsidiary, the repurchases were accounted for as equity transactions in accordance with ASC 810-10-45-23. No gain or loss was recognized, and the assets and liabilities of the subsidiaries were not remeasured. The carrying amount of the noncontrolling interest was reduced for the interest repurchased, and the difference between the cash consideration paid and that reduction was recorded in additional paid-in capital attributable to the Company. The aggregate cash consideration of $185,691 equaled the carrying amount of the noncontrolling interests derecognized, and the resulting adjustment to additional paid-in capital attributable to the Company was not material.

The selling holders included officers and directors of the Company and its subsidiaries; accordingly, the repurchases are related-party transactions. Of the aggregate $185,691 of consideration, $173,316 was paid to officers and directors, and the remainder was paid to an employee who is not a related party. See Note 7 – Related Party. No amounts remained payable to the selling holders as of June 30, 2026.

Stock Options

The assumptions used for options granted during the six months ended June 30, 2026, are as follows:

June 30, 2026
Exercise Price	$6.00- $12.00
Expected dividends	0%
Expected volatility	322.65% - 322.94%
Risk free interest rate	4.04% - 4.51%
Expected life of option	10
The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – December 31, 2025 – outstanding	569,922	$36.05	9.06
Granted	1,283,500	9.46	9.46
Exercised	-	—	-
Forfeited/Cancelled	-	—	-
Expired	(51)	90,876	-
Balance – June 30, 2026 – outstanding	1,853,371	15.13	9.31
Balance – June 30, 2026 – exercisable	1,834,726	$14.67	9.31

Options Outstanding			Options Exercisable
Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)
$15.13	1,853,371	9.31	$14.67	1,834,726	9.31
The Company maintains the 2026 Omnibus Securities and Incentive Plan (the "2026 Plan"), which the Board of Directors adopted by unanimous written consent on January 10, 2026 under the authority of the Company's shareholder-approved

2024 Omnibus Securities and Incentive Plan. The 2026 Plan authorizes the issuance of up to 1,754,368 common share equivalents, which may be granted as incentive stock options, non-qualified stock options, restricted share awards, restricted share unit awards, share appreciation rights, tandem share appreciation rights, performance unit awards, distribution equivalent rights, and unrestricted share awards, to employees, directors, and consultants of the Company. The 2026 Plan is administered by the committee designated by the Board, which determines the recipients, award type, size, vesting, and other terms of each award. Stock options granted under the 2026 Plan have an exercise price not less than the fair market value of a common share on the grant date and a maximum term of ten years.
Awards under the 2026 Plan are granted in tranches authorized by the Board from time to time.
On September 25, 2025, the Company’s Board voted to lower the exercise price of 466,162 stock options from their current exercise prices to $5.00. As the fair value of the options after this modification was greater than the fair value previously recorded, no additional compensation expense was recorded.
As of June 30, 2026, outstanding options and exercisable options had an aggregate intrinsic value of $426,264, based on the per share market price of $5.25 of the Company’s common stock as of such date.
Stock-based compensation for stock options has been recorded in the condensed consolidated statements of operations and comprehensive loss and totaled $1,402,634 and $12,566,135, and, $1,521,104 and $2,319,521, for the three and six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026, there was $61,854 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans.
Warrants
The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.
Warrant Activities
The assumptions used for warrants granted during the six months ended June 30, 2026, are as follows:

June 30, 2026
Exercise Price	$5.14 - $10.00
Expected dividends	—%
Expected volatility	322.86% - 323.02%
Risk free interest rate	3.78% - 4.25%
Expected life of warrants	1.81 - 4.39 years
The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – December 31, 2025 – outstanding	2,401,378	$12.51	3.55
Granted	67,292	10.00	5.00
Exercised	(427,768)	—	—
Forfeited/Cancelled	(102)	—	—
Balance – June 30, 2026 – outstanding	2,040,800	$11.42	3.23
Balance – June 30, 2026 – exercisable	2,040,800	$11.42	3.23

Warrants Outstanding			Warrants Exercisable
Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)
$11.42	2,040,800	3.23	$11.42	2,040,800	3.23
On February 27, 2025, the Company issued 375,503 warrants with an exercise price of $20.00 and a cumulative fair value of $6,726,164 as part of the acquisition of Flewber Global, Inc. This fair value was treated as part of the purchase price for Flewber Global, Inc. See Note 10 – Acquisitions, Investments and Disposals for further details on the acquisition structure.
During February 2025, a total of 82,289 warrants with a fair value of $1,363,243 were issued with the sale of common and preferred stock not associated with the acquisition of Flewber Global, Inc., the conversion of promissory notes, or as stock based compensation.
During the three and six months ended June 30, 2026, 384,700 of deemed dividend was recorded to the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2025, 51,673 and 1,363,254, respectively, of deemed dividend was recorded to the condensed consolidated statements of operations and comprehensive loss.
During the three and six months ended June 30, 2026, warrants of 0 and 58,594, respectively, were issued with convertible notes. Using a relative fair value allocation, $238,170 was allocated to the warrants and recorded as a debt discount, which is being amortized over the life of the related notes.
During the six months ended June 30, 2026, a total of 2,000 warrants with a fair value of $20,540 were issued as compensation to a consultant. The expense was recorded to prepaid expense and is being recognized over the service term. During the three and six months ended June 30, 2026 and 2025, the Company recognized $5,121 and $7,653, and, $0, respectively, in stock based compensation related to these services. The remaining prepaid balance related to this transaction is $12,887 as of June 30, 2026.
During the three months ended June 30, 2026, the Company exchanged 427,768 outstanding warrants, which were classified within stockholders' equity, for 427,768 shares of common stock on a one for one basis. No cash was paid by either party, and no terms of any warrant that remained outstanding were modified.
Note 9 – Commitments and Contingencies
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

Litigation
Third Row LLC and Patrick Leung v. Flewber Global Inc.
On June 3, 2025, Third Row LLC and Patrick Leung filed a motion for summary judgment in lieu of complaint in the Supreme Court of the State of New York, County of New York, against Flewber Global Inc., now doing business as Flyte, Inc., seeking recovery under a $200,000 Unsecured Subordinated Promissory Note executed on November 17, 2023. The note accrued interest at 12% per annum and was amended four times, with a final maturity date of March 31, 2025, and the plaintiffs sought approximately $237,000 in principal and interest plus attorney's fees and costs. The note was an obligation of Flyte, which was a consolidated subsidiary of the Company during the period the claim was pending. Upon the closing of the sale of the Company's equity interest in Flyte on March 9, 2026, Flyte ceased to be a subsidiary of the Company, and the note and the related litigation were transferred with Flyte and deconsolidated from the Company's consolidated financial statements. As a result, the Company no longer has any obligation or liability with respect to the note or the related action.
Avner Nebel v. Flewber Global Inc., et al.
On September 10, 2025, JAMS issued a Notice of Intent to Initiate Arbitration in the matter of Avner Nebel v. Flewber Global Inc., et al., pursuant to a pre-dispute arbitration clause contained in an employment agreement between the parties. The demand named Flewber Global Inc., now doing business as Flyte, Inc., and Creatd, Inc. as respondents under the JAMS Employment Arbitration Rules and Procedures, and concerns a disagreement over employee earnings and related compensation. The underlying employment-related claims arose at the Flyte level and were known and disclosed in connection with the sale of the Company's equity interest in Flyte. Upon the closing of that sale on March 9, 2026, Flyte ceased to be a subsidiary of the Company, and the related obligations, including this matter, were assumed by the purchaser and deconsolidated from the Company's consolidated financial statements. The Company expects to be dismissed as a respondent and does not believe the proceeding will have a material impact on its consolidated financial position or results of operations.
Lease Agreements
On May 1, 2022, the Company entered into a lease agreement for its former corporate headquarters, consisting of a total of 8,000 square feet and is located at 419 Lafayette Street, 6th  Floor, New York, NY, 10003. The lease term was 7 years commencing May 1, 2022.
During 2025, the Company entered into and then subsequently amended the lease agreement for 419 Lafayette Street, with the goal of terminating the lease going forward contingent upon a payment plan for amounts owed under the lease. Under this agreement $120,000 was owed prior to February 4, 2025, which amount was satisfied via the issuance of 125,000 shares of common stock in August 2024. An additional $220,000 is due in monthly installments of $19,000 between February 2025 and February 2026, and an additional $252,000 is due in monthly installments of $21,000 per month between February 2026 and February 2027. These payments are subject to acceleration based upon the Company’s financing proceeds. On April 22, 2025, the Company settled the remaining $480,000 in Accounts Payable under this lease with the issuance of 640 shares of the Company’s Series G Preferred Stock with a fair value of $192,000, resulting in a gain on settlement of debt of $288,000. As of June 30, 2026, due to the settlement of the lease, there are no remaining right-of-use assets or liabilities for this lease on the Company’s condensed consolidated balance sheets.
On July 28, 2022, the Company signed a 3-year lease for approximately 1,364 square feet of office space at 1674 Meridian Ave., Miami Beach, FL, 33131. Commencement date of the lease is July 28, 2022. The total amount due under this lease is $181,299. During the year ended December 31, 2022, it was decided the Company would not be using the office space and recorded an impairment of $101,623 on the right-of-use asset. During March 2025, the Company settled the remaining accounts payable balance under this lease of $120,597 for a cash payment of $10,000, resulting in a $110,597 gain on settlement of liabilities.
On May 12, 2026, the Company entered into a finance lease for two Apple MacBook Pro computers with a third party financing company. The lease has a non-cancelable term of 24 months with fixed monthly payments of $462, and includes a $1.00 end-of-term purchase option the Company is reasonably certain to exercise. At commencement, the Company recognized a right-of-use asset and finance lease liability of $10,012. As of June 30, 2026, the finance lease liability was approximately $9,633 and the right-of-use asset, net of accumulated amortization, was approximately $9,595. The lease is discounted at the Company's incremental borrowing rate of 10.0%.

The Company leases office and retail space at 33 Crosby Street, New York, under a month-to-month arrangement with a third-party landlord at a rate of $20,500 per month effective April 1, 2026. Either party may terminate the arrangement on 30 days' notice, and the arrangement contains no purchase option; accordingly, the lease term is 12 months or less and the arrangement qualifies as a short-term lease. The Company has elected the short-term lease recognition exemption for its real estate leases and therefore does not record a right-of-use asset or lease liability for this arrangement. Lease payments are recognized as expense on a straight-line basis over the lease term. Short-term lease cost was approximately $61,500 and $106,500 for the three and six months ended June 30, 2026, respectively.
Employment Agreements

As of June 30, 2026, the Company does not have employment agreements with its executives or any other employees.
Note 10 - Acquisitions, Investments and Disposals
Acquisition of Flewber Global, Inc.
On February 27, 2025, Creatd, Inc. (“Creatd” or the “Company”) completed the acquisition of Flewber Global, Inc. (“Flewber”), a private on-demand aviation company. Flewber Global, Inc. had three subsidiaries included in the acquisition: (i) Flewber, Inc., which contains all operations; (ii) Ponderosa Air LLC, which holds the Company’s FAA Part 135 Operating Certificate; and (iii) Vision FGAR 1 LLC. On August 11, 2025, Vision FGAR 1 LLC and Flewber Global, Inc. were dissolved, and Flewber Inc., which contained all the operational infrastructure, was renamed to Fly Flyte, Inc (“Flyte”). Both Ponderosa Air LLC and Fly Flyte Inc. subsequently became a direct subsidiary of Creatd, Inc. At the time of its dissolution, this entity had no active operations. The acquisition was accounted for as a business combination under ASC 805, Business Combinations, using the acquisition method of accounting.
The Company acquired Flyte as part of its strategy to identify businesses where operational efficiencies and data-driven processes can drive growth and margin expansion. Management viewed Flyte and the private aviation sector as an industry with strong underlying demand and infrastructure that could benefit from the Company’s expertise in implementing scalable systems and optimizing operations.
Transaction Terms
The total purchase price, measured as the fair value of the consideration transferred, was $14,439,924, comprised of the following:
•52,807 shares of common stock, with a fair value of $950,526
•9,475 shares of Series G Preferred Stock, with a fair value of $6,395,625
•Forgiveness of $367,609 in intercompany receivables due from Flewber
•375,503 common stock purchase warrants, with a total fair value of $6,726,164
The terms of the consideration varied by stakeholder:
Flewber equity holders who participated in a concurrent offering received Creatd common stock at a $20.00 exchange ratio and 10% warrant coverage. Non-participating equity holders received only warrants.
Flewber debt holders agreed to waive all outstanding interest and default penalties in exchange for Series G Preferred Stock (with a 25% original issue discount), 100% warrant coverage, and conversion of legacy Flewber warrants into Series G Preferred Stock at $10.00 per warrant.
Shares of Series G Preferred Stock were valued based upon a common stock equivalent of 750 shares underlying each share of Series G Preferred Stock multiplied by the $0.90 per share closing price of the Company’s common stock on the closing date of the acquisition.
The warrants issued in connection with the acquisition were valued at fair value on the acquisition date using the Black-Scholes option pricing model. The valuation incorporated the following key inputs and assumptions: an expected term of five years, equal to the contractual life of the warrants, with no assumptions regarding early exercise; expected volatility based on the historical volatility of comparable companies over a five-year lookback period, consistent with the expected term of the warrants; a risk-free interest rate of 4.09%, derived from U.S. Treasury yields with a maturity corresponding to the expected term; an exercise price of $1.00 per share, subject to anti-dilution provisions; and a dividend yield of zero, as no dividends are expected to be paid. The fair value of the warrants at issuance was determined to be approximately $0.90 per warrant based on these assumptions. The warrants are equity-classified and were measured at fair value at initial recognition only.
Allocation of Consideration
The Company engaged a third-party valuation specialist to identify and measure the fair value of assets acquired and liabilities assumed. The non-intangible assets and liabilities acquired were short-term in nature, and their carrying values approximated fair value at the acquisition date. The final purchase price allocation is as follows:

Asset Description	Amount
Intangible Assets	$7,821,867
Cash	389
Prepaid Expenses	3,392
Property & Equipment	201,452
Deposits and Other Assets	24,837
Operating Lease ROU Asset	491,830
Total Assets Acquired	$8,543,767
Less: Deferred Revenue	$(228,371)
Less: Notes Payable	(312,697)
Less: Operating Lease Liability	(547,438)
Less: Accounts Payable and Accrued Liabilities	(1,103,239)
Net Assets Acquired	6,352,022
Goodwill	8,087,902
Total Purchase Price	$14,439,924
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is primarily attributable to expected synergies, assembled workforce, and other intangible benefits that do not qualify for separate recognition under ASC 805. Goodwill is not deductible for tax purposes.
The identifiable intangible assets acquired in the transaction consist of the FAA Part 135 Operating Certificate, developed technology (app), customer relationships, know-how, licensing agreements/vendor & supplier contracts, and trademark/tradename. The fair values of these intangible assets were determined in accordance with the guidance in ASC 805 and valuation best practices.
The FAA Part 135 Operating Certificate and developed technology (app) were valued using the Cost Approach, which estimates the cost to reproduce or replace the asset with one of equal utility, including applicable overhead and profit margins where appropriate. This method was considered appropriate given the lack of direct revenue generation by these assets and the ability to reliably estimate replacement costs.
The remaining intangible assets—customer relationships, know-how, licensing agreements/vendor & supplier contracts, and the trademark/tradename—were valued using the Income Approach. Specifically, the Multi-Period Excess Earnings Method (MPEEM) was applied to customer relationships and know-how, and the Relief-from-Royalty Method was applied to the trademark/tradename. These methods are based on projected cash flows attributable to the respective intangible assets, discounted at rates reflective of the risk profile of each asset. Where applicable, tax amortization benefits (TAB) were included in the fair value determinations.
The FAA Part 135 Operating Certificate was determined to have an indefinite useful life. The developed technology (app) is being amortized over an estimated useful life of 5 years. The trademark/tradename, licensing agreements/vendor & supplier contracts, know-how, and customer relationships are each being amortized over an estimated useful life of 5 years. Amortization of these definite-lived intangible assets is recognized on a straight-line basis over their estimated useful lives and is included in amortization expense in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2026 and 2025, the Company recorded amortization expense of $0 and $82,485, and, $109,172 and $145,562, respectively, related to the definite-lived intangible assets acquired in this transaction, which is recorded in general and administrative expenses and presented with discontinued operations. See Note 11 – Discontinued Operations for more information.
Divestiture of Fly Flyte, Inc. and Ponderosa Air, LLC
Overview

On March 9, 2026, the Company sold to Catheter Precision, Inc. (NYSE American: VTAK) (the “Buyer”) (i) 800,200 shares, representing 80.02% of the outstanding common stock of Fly Flyte, Inc. (“Fly Flyte”), and (ii) 100% of the membership interests of Ponderosa Air, LLC (“Ponderosa,” and together with Fly Flyte, the “Disposal Group”). The Buyer held the remaining 19.98% of Fly Flyte prior to the transaction and owns 100% of the entity following the closing. As a result, the Company no longer holds a controlling interest in the Disposal Group.

The Company previously consolidated Fly Flyte and Ponderosa. The transfer of its entire remaining interest resulted in a loss of control, and the Company accounted for the transaction as a deconsolidation under ASC 810-10-40, derecognizing the assets, liabilities, and noncontrolling interest of the Disposal Group, measuring the consideration received at fair value, and recording the resulting loss within discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss (see Note 11 – Discontinued Operations).

Consideration received

The stated purchase price was $11,554,827, consisting of cash, a promissory note, and contingently issuable preferred stock. For purposes of measuring the deconsolidation under ASC 810-10-40-5, the Company measured the consideration received at fair value, including non-cash consideration in the form of Company liabilities assumed by the Buyer. The fair value of total consideration received was as follows:

Fair Value of Consideration Received	Amount
Cash	$1,035,827
Promissory note receivable, at fair value	4,787,469
Series D convertible preferred stock, at fair value	5,614,086
Company liabilities assumed by the Buyer	239,446
Total Fair Value of Consideration Received	$11,676,828

Cash consideration of $1,035,827 comprised a $259,000 advance received on February 13, 2026 and $145,000 received on February 13, 2026 under a shorter term loan agreement with the Buyer, and $631,827 paid within three business days of the closing. The $145,000 loan was recorded as a liability of the Company upon receipt and, at closing, was extinguished and applied against the purchase price as a component of the cash consideration.

Promissory note receivable

A portion of the consideration consists of a $5,000,000 promissory note payable by the Buyer in nine installments from April 2026 through December 2026. The note bears no stated interest if paid when due, with interest of 4% accruing on overdue amounts and an 18% default rate. Because the note is non-interest-bearing, the Company imputed interest under ASC 835-30 and recorded the note at the present value of the contractual cash flows, discounted at an imputed market rate of 10%. This resulted in an initial fair value of $4,787,469 and an aggregate discount of $212,531. The discount is being accreted to interest income over the term of the note using the effective interest method. The imputed rate reflects the Buyer’s status as a small-cap public issuer, the unsecured nature of the note, its weighted-average term of approximately nine months, and comparable unsecured corporate yields at issuance. The first five scheduled installments are not subject to indemnification setoff. During the three and six months ended June 30, 2026, the Company recorded $99,908 and $127,604 in interest income, respectively. As of June 30, 2026, the discount balance was $84,927.

Series D convertible preferred stock

The consideration also includes 5,778 shares of the Buyer’s Series D Convertible Preferred Stock, with a stated value of $1,000 per share (aggregate stated value of $5,778,000). Issuance of the preferred stock is contingent upon the Buyer obtaining the approval of its stockholders. As of June 30, 2026, the shares had not been issued and the Company had not received them.

The Series D Preferred is convertible into shares of VTAK common stock at a conversion price equal to the “Applicable Price” as defined in the Certificate of Designation (the “COD”), being the lower of (i) the VTAK closing price immediately prior to the closing date and (ii) the trailing five-trading-day volume-weighted average price (“VWAP”) immediately prior to such date, subject to a prospective downward reset following the effectiveness of a related resale registration statement and a floor of $0.35 per share.

As of March 31, 2026, the Company recorded its contractual right to receive the Series D Preferred as a receivable, measured at fair value in accordance with ASC Topic 820, Fair Value Measurement. Because the instrument derives its economic value from VTAK common stock, which is listed and quoted on the NYSE American, the Company applied an as-converted methodology using the conversion mechanics specified in the COD together with observable market inputs. The conversion price was determined under the COD as $1.41 per share (the lower of the $1.4100 VTAK closing price immediately prior to March 9, 2026 and the $1.4952 trailing five-day VWAP), yielding 4,097,873 as-converted common shares. Those shares were valued at the VTAK closing price of $1.37 on March 9, 2026, resulting in a fair value of approximately $5,614,086, at which amount the receivable was carried as of March 31, 2026.

The COD was filed and the 5,778 shares were received in April 2026. Following the effectiveness of the related resale registration statement, the conversion price reset under the COD to $1.1038 per share (above the $0.35 floor), yielding 5,234,644 as-converted common shares. Upon receipt, the Company reclassified the $5,614,086 carrying value from the receivable to marketable equity securities and accounts for the investment as an equity security measured at fair value through earnings in accordance with ASC Topic 321, Investments—Equity Securities. At the receipt date, based on the VTAK closing price of $1.03, the fair value of the Series D Preferred was approximately $5,391,683.

At June 30, 2026, the Series D Preferred was remeasured to a fair value of approximately $4,449,447, based on the VTAK closing price of $0.85 on that date applied to the 5,234,644 as-converted common shares. The Company recognized an unrealized loss of approximately $1,164,639 on the Series D Preferred during the six months ended June 30, 2026.

The fair value measurement uses observable inputs corresponding to Level 1 of the ASC 820 fair value hierarchy, as the measurement is derived from unadjusted quoted prices for VTAK common stock in an active market, applied through the contractually fixed conversion mechanics of the Series D Preferred.

Company liabilities assumed by the Buyer

Measured non-cash consideration of $239,446 consists of $186,446 of the Company’s accounts payable and accrued liabilities assumed by the Buyer under the purchase agreement and $53,000 of transition-period payroll assumed by the Buyer.

In accordance with ASC 405-20, an assumed payable is derecognized by the Company only when it is paid or the Company is legally released by the creditor. Creditors holding $96,500 of the assumed accounts payable agreed in writing to bill the Buyer directly and release the Company, and those amounts were derecognized at closing. The remaining $89,946 of assumed accounts payable remained on the Company’s balance sheet at closing, offset by a corresponding receivable from the Buyer, and unwinds as the underlying vendors are paid.

Separately, the purchase agreement provides for an aggregate cap on liabilities assumed by the Buyer. In addition to the assumed amounts described above, the cap encompasses $418,434 of promissory notes carried on Fly Flyte's books, which were derecognized through the sale of the subsidiary rather than added to the consideration, and certain litigation matters that were not accrued.

Carrying value of net assets derecognized

The carrying value of the net assets of the Disposal Group derecognized upon the loss of control was as follows:

Assets
Cash and cash equivalents	$42,495
Accounts receivable, net	985
Prepaid expenses	74,492
Property and equipment, net (aircraft, etc.)	155,216
Right-of-use assets (operating leases)	524,548
Deposits and other assets	48,615
Goodwill	7,818,805
Intangible assets	7,375,476
Total Assets	$16,040,632
Liabilities
Accounts payable and accrued liabilities	$493,278
Deferred revenue	190,850
Note payable	235,158
Operating lease payable	507,910
Intercompany payable, net	896,380
Total Liabilities	2,323,576
Net assets of the Disposal Group	$13,717,056

Loss on Sale

The loss recognized on the divestiture was calculated as follows:

Fair Value of Consideration Received	$11,676,828
Carrying value of net assets of the Disposal Group	(13,717,056)
Noncontrolling interest derecognized	1,953,772
Intercompany balances waived	(796,384)
Transaction costs	(30,000)
Loss on sale of subsidiaries, before income taxes	$(912,840)

The loss on sale is presented within discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss (see Note 11 – Discontinued Operations).

Noncontrolling interest

Prior to the transaction, the Buyer’s 19.98% interest in Fly Flyte was presented as a noncontrolling interest in the Company’s consolidated financial statements. Upon deconsolidation, the carrying value of the noncontrolling interest was derecognized in accordance with ASC 810-10-40-5. The carrying value of the noncontrolling interest at the closing date was determined as follows:

Noncontrolling interest at inception (19.98% of Fly Flyte)	$2,885,097
Loss attributable to noncontrolling interest through December 31, 2025	(756,776)
Loss attributable to noncontrolling interest, January 1, 2026 through March 9, 2026	(174,549)
Noncontrolling interest at March 9, 2026	$1,953,772

Related party transactions

The liabilities of the Disposal Group derecognized through the sale included a $361,143 promissory note payable to its chief executive officer, carried on Fly Flyte's books. The note was derecognized as part of the net assets of the Disposal Group upon the loss of control and was not assumed or settled by the Company. In connection with the closing, and pursuant to the purchase agreement, the Company waived intercompany balances with the Disposal Group. As a result, $796,382 of net due-to and due-from balances on the Company’s books, relating to Flyte, Flewber Global, and Vision FGAR, were written off within the net carrying basis derecognized, and the corresponding intercompany payable carried on Flyte’s books was derecognized through the sale.

Continuing involvement

Following the closing, the Company retains two relationships with the Disposal Group and the Buyer. First, the consideration includes non-voting Series D Convertible Preferred Stock of the Buyer, which, upon issuance, the Company will account for as a passive equity investment under ASC 321. The preferred stock carries no voting rights and conveys no board representation or other participating rights, and accordingly does not provide the Company with significant influence over the Buyer. Second, in April 2026 a subsidiary of the Company entered into a services agreement to provide marketing, creative, growth, and product-advisory services to Fly Flyte for a fixed monthly fee. During the three and six months ended June 30, 2026, the Company recognized $60,000 in revenue from advisory services provided to Fly Flyte and included in net revenue in the accompanying condensed consolidated statements of operations and comprehensive loss.

The Company evaluated whether these relationships represent a retained ability to direct the activities that most significantly affect the Disposal Group's economic performance, or an exposure to variable returns, that would preclude a conclusion that control was lost under ASC 810-10. Neither relationship does so. The services arrangement is an advisory engagement compensated at a fixed monthly fee that is not contingent on the Disposal Group's revenues or results of operations, and does not confer authority over the Disposal Group's air-charter operations, governance, financing, or capital decisions. The Series D Preferred Stock is non-voting and non-participating. Accordingly, the Company concluded that it neither retained power over the relevant activities of the Disposal Group nor a variable interest exposing it to the Disposal Group's returns, and that the transaction resulted in a loss of control accounted for as a deconsolidation under ASC 810-10-40.

Indemnifications and contingencies

In connection with the divestiture of the Disposal Group, the Buyer assumed certain liabilities of the Disposal Group, including specified litigation and settlement matters, pursuant to the purchase agreement. Two such matters remained unresolved as of the reporting date.

The first relates to an employment matter, for which the Company estimates the reasonably possible loss to be approximately $45,000. The second relates to a legal proceeding originally brought against a predecessor entity that was dissolved prior to the Company's acquisition of Fly Flyte, for which settlement discussions are ongoing and the Company estimates the reasonably possible loss to be in the range of approximately $240,000 to $300,000.

The Company has assessed the likelihood of loss with respect to these matters as reasonably possible but not probable and, accordingly, has not accrued a liability for either matter as of the reporting date. Under the purchase agreement, the Buyer assumed responsibility for these matters. Because a loss has not been determined to be probable, the Company has not recognized a corresponding asset for amounts that may be recoverable from the Buyer. The Company's exposure is limited to any amount not satisfied by the Buyer under the terms of the purchase agreement.

Presentation as discontinued operations

The disposal of the Disposal Group has been accounted for as a discontinued operation in accordance with ASC 205-20. Accordingly, the results of operations of the Disposal Group through the closing date, together with the loss on sale, are presented as discontinued operations in the condensed consolidated statements of operations and comprehensive loss for all periods presented. See Note 11 – Discontinued Operations for further information.

Enzylotics, Inc

On November 26, 2024, the Company acquired 1% of equity in Enzylotics, Inc. a biotechnology company focused on developing in the pharmaceutical industry. As consideration for this acquisition, Enzylotics received 1,992 shares of the Company’s common stock. On May 6, 2025, the Company and Enzylotics, Inc. agreed to rescind this agreement. The 1,992 shares of Creatd Common stock were cancelled, as were the Company’s shares of Enzylotics, Inc.
MineralRite Corporation
On May 6, 2025, the Company acquired 1% of equity in MineralRite Corporation in the form of 17,000,000 shares of its common stock. As consideration for this acquisition, MineralRite Corporation received 4,500 shares of the Company’s common stock.
Note 11 – Discontinued Operations

Assets and Liabilities from discontinued operations

The results of operations, assets, and liabilities of the Disposal Group have been reclassified as discontinued operations for all periods presented. The comparative consolidated balance sheet as of December 31, 2025 has been recast to present the assets and liabilities of the discontinued operation separately in accordance with ASC 205-20-45-10. The comparative consolidated statements of operations and comprehensive loss for the periods presented have been recast to segregate the results of discontinued operations from continuing operations.

The Disposal Group was not classified as held for sale prior to the completion of the divestiture on March 9, 2026. In accordance with ASC 205-20-45-10, the assets and liabilities of the discontinued operation are presented separately in the comparative balance sheet for periods prior to the period of disposal, using "held for disposition" presentation, notwithstanding that the held-for-sale criteria were not met in those prior periods.

The following table presents the major classes of assets and liabilities of the discontinued operations as of December 31, 2025:

Assets:
Cash	$25,671
Accounts receivable, net	1,530
Prepaid expenses and other current assets	74,492
Property and equipment, net	176,866
Operating lease right-of-use asset, net	586,310
Goodwill	7,818,805
Intangible assets, net	7,457,961
Deposits and other assets	48,615
Total assets of discontinued operations	$16,190,250

Liabilities:
Accounts payable and accrued liabilities	$339,074
Deferred revenue	166,517
Notes payable, net of debt discount and issuance costs	419,056
Operating lease payable	567,423
Total liabilities of discontinued operations	$1,492,070

The loss recognized on the disposal of the Disposal Group is presented within discontinued operations in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025. See Note 10 – Acquisitions, Investments and Disposals for additional detail on the consideration received and the calculation of the loss on disposition.

Notes Payable of the discontinued operation

The notes payable associated with the Disposal Group consisted of obligations for which the obligor was an entity included in the Disposal Group. The February 27, 2025 Note, a formalized demand loan originally between Flewber Global, Inc. and its chief executive officer with a carrying value of $361,143, and the June 13, 2020 loan issued by the SBA under the CARES Act with a carrying value of $57,291, together totaling $418,434, remained outstanding at the March 9, 2026 closing date and were derecognized upon the loss of control and deconsolidation of the Disposal Group in accordance with ASC 810-10-40, with their carrying values included in the net assets disposed of in the determination of the loss on sale.
The February 4, 2025 Note, issued by Flewber Global, Inc. in the original principal amount of $67,500, was settled on November 13, 2025 through a $25,000 cash payment and the conversion of the remaining balance into 200 shares of the Company's Series A preferred stock, and was no longer outstanding as of December 31, 2025. The results of operations attributable to these notes, including interest expense and any gain on settlement, are presented within discontinued operations for all periods presented. See Note 5 – Notes Payable for the terms of each note, Note 7 – Related Party for additional information regarding the February 27, 2025 Note, and Note 10 – Acquisitions, Investments and Disposals for the calculation of the loss on sale.
Leases

On February 27, 2025, as a result of the acquisition of Flewber Global, Inc., the Company assumed a 3-year lease agreement for a lease for an office suite at the air-taxi’s base of operation located at 7160 Republic Airport, Farmingdale, NY 11735. The lease agreement was originally signed on August 18, 2021, and was amended and extended on August 27, 2024, prior to the Company's purchase of Flewber Global, Inc. The extended term commenced September 1, 2024 and expires August 31, 2027. The lease provides exclusive use of office space and non-exclusive use of hangar space sufficient to cover the footprint of the Company's leased aircraft.
The lease is classified as an operating lease. Lease payments consist of fixed monthly base rent; initially $2,590 per month for the office space and $3,000 per month for the hangar space; subject to scheduled 3% annual escalations through the remainder of the term, plus reimbursement of the Company's proportionate share of operating expenses. There are no residual value guarantees, purchase options, renewal options, or material restrictions or covenants imposed on the Company under the lease.
On September 9, 2025, the Company, through its subsidiary Ponderosa Air LLC, entered into an Exclusive Aircraft Dry Lease Agreement with SEG Jets LLC for the lease of one 2020 Cirrus Design Corp. SF50 aircraft (U.S. Registration No. N25MG) for a term of twenty-four (24) months commencing upon delivery of the aircraft. The lease requires monthly payments of approximately $23,778 and a security deposit equal to one month’s rent, which may be applied to the final month’s payment at the Lessor’s discretion. The lease includes a right of first refusal for Ponderosa Air LLC to extend the lease at market terms or to match any bona fide third-party offer to purchase the aircraft during the lease term. Under the terms of the agreement, the lessee is responsible for all operational costs, including crew, fuel, maintenance, hangar, and insurance expenses, as well as maintaining compliance with FAA Part 135 operational standards. The aircraft is leased on an “as is” basis and must be returned in airworthy condition at the end of the lease.
Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the Company’s incremental borrowing rate, estimated to be 7% for real estate leases and 5.5% for equipment leases, including the aircraft lease, as the interest rate implicit in most of its leases is not readily determinable.
In connection with the execution of the aircraft dry lease described above, the Company recognized a new right-of-use asset and corresponding lease liability of $542,373 based on the present value of future lease payments under the 24-month term, using a discount rate of 5.5%.

Operating right-of-use assets are summarized below.

	As of June 30, 2026	As of March 9, 2026	As of December 31, 2025
Office and Plane Leases	$—	$752,101	725,501
Less accumulated amortization	—	(227,553)	(139,191)
Right-of-use asset, net	$—	$524,548	$586,310
Operating lease liabilities are summarized below

	As of June 30, 2026	As of March 9, 2026	As of December 31, 2025
Office and Plane Leases	$—	$507,910	567,423
Less: current portion	—	(337,667)	(331,137)
Long term portion	$—	$170,243	$236,286
In connection with the sale of Fly Flyte Inc., see Note 10 – Acquisitions, Investments and Disposals, on March 9, 2026 the Company's operating leases for office and plane facilities, with a net right-of-use asset carrying value of $524,548 and corresponding operating lease liabilities of $507,910, were derecognized upon the divestiture, as the lessee under the underlying lease agreements was the entity included in the disposal group. All lease payments contractually due had been remitted prior to the closing, and no material lease obligations remained past due at the date of sale. Upon the loss of control and deconsolidation of the divested entity in accordance with ASC 810-10-40, the right-of-use assets and operating lease liabilities were removed from the Company's consolidated balance sheet, and their net carrying value was included in the net assets disposed of in the determination of the loss on sale. Accordingly, as of December 31, 2025, the operating leases were recognized on the consolidated balance sheet, but as of June 30, 2026, they were no longer recognized.
Loss from discontinued operations

On March 9, 2026, the Company sold to Buyer (i) 800,200 shares, representing 80.02% of the outstanding common stock of Fly Flyte, and (ii) 100% of the membership interests of Ponderosa Air, LLC. The Buyer held the remaining 19.98% of Fly Flyte prior to the transaction and owns 100% of the entity following the closing. As a result, the Company no longer holds a controlling interest in the Disposal Group.

The disposal represented the Company's exit from the ownership and operation of the air-charter business and constituted a strategic shift having a major effect on the Company's operations and financial results. Accordingly, the results of the Disposal Group are reported as discontinued operations for all periods presented in accordance with ASC 205-20. The 2026 results reflect operations for the period from January 1, 2026 through the March 9, 2026 closing date.

Consideration for the transaction consisted of cash, a promissory note, and shares of the Buyer's Series D Convertible Preferred Stock, together with the Buyer's assumption of certain liabilities, as further described in Note 10 – Acquisitions, Investments and Disposals. The transaction resulted in a net loss on disposition of $912,840, recognized within discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss.

Statement of Operations Information

The following table summarizes the major classes of line items included in loss from discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net Revenue	$—	$136,131	$323,429	806,713
Cost of Revenue	—	(121,073)	(333,201)	(509,101)
Gross Margin	—	15,058	(9,772)	297,612
General and Administrative	—	154,564	280,656	520,057
Compensation	—	154,637	165,882	403,153
Marketing	—	395	10,189	22,986
Interest expense	—	6,654	—	18,976
Other income, net	—	—	—	(240,567)
Loss from discontinued operations	—	(301,192)	(466,499)	(426,993)
Net loss on disposition of business	—	—	(912,840)	—
Loss from discontinued operations	$—	$(301,192)	$(1,379,339)	$(426,993)

During the three and six months ended June 30, 2026 and 2025, the Company recorded $0 and $67,077, and, $18,725 and $37,245, respectively, as operating lease expense, which is presented within the cost of revenue in the major classes of line items included in loss from discontinued operations outlined above.
Continuing Involvement

Following the disposition, the Company retains two relationships with the Disposal Group and the Buyer: a passive equity investment in the Buyer's non-voting Series D Convertible Preferred Stock, accounted for under ASC 321, and a services agreement entered into in April 2026 under which a subsidiary of the Company provides marketing, creative, growth, and product-advisory services to Fly Flyte for a fixed monthly fee. The services agreement is not contingent on the Disposal Group's results of operations, and neither relationship provides the Company with the ability to significantly influence the operating or financial policies of the Disposal Group. During the three and six months ended June 30, 2026, the Company recognized $60,000 in revenue from advisory services provided to Fly Flyte and included in net revenue in the accompanying condensed consolidated statements of operations and comprehensive loss.

See Note 10 – Acquisitions, Investments and Disposals for the Company's analysis of the loss of control and deconsolidation under ASC 810-10-40.

Statements of Cash Flow Information

The cash flows of the Disposal Group have not been separately classified and are included within the respective categories of the condensed consolidated statements of cash flows for all periods presented. During the three and six months ended June 30, 2026 and 2025, the Company recorded depreciation and amortization for the Disposal Group of approximately $0 and $104,135, and, $137,826 and $184,405, respectively, and is presented within discontinued operations. There were no material capital expenditures or other significant noncash items.

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:	$—	$—	$—	$—
Operating lease payments	$64,829	$7,289	$64,829	$33,540
Weighted average remaining lease term (in years):	N/A	2.42	N/A	2.17
Weighted average discount rate:	N/A	5.5%	N/A	7.0%

The weighted-average remaining lease term and weighted-average discount rate are presented as not applicable as of June 30, 2026, as the Company's operating leases were derecognized on March 9, 2026 in connection with the divestiture of the Disposal Group. See Leases above.

Note 12 – Segment Reporting

The Company operates in two reportable segments: Vocal and OG Collection. Following the divestiture of the Disposal Group on March 9, 2026 (see Note 10 – Acquisitions, Investments and Disposals), the Air Mobility segment is no longer presented as a reportable segment. All prior period segment information has been recast to exclude the results and balances of the discontinued operations.
The Company’s segments were determined based on the economic characteristics of its products and services, its internal organizational structure, the manner in which operations are managed and the criteria used by the Company’s CDOM to evaluate performance, which include revenue, gross margin, operating profit, and platform engagement metrics.
Vocal
Vocal is the segment focused on development initiatives. Vocal houses the Company’s proprietary technology, including its flagship platform, Vocal, as well as oversees the Company’s content creation framework, and management of its digital communities and the relationships between brands and creators that this framework supports. Vocal derives revenues from Vocal creator subscriptions, platform processing fees and technology licensing fees. It also includes revenue generated from Vocal’s suite of agency services, offered through Vocal for Brands.
OG Collection
OG Collection is the segment focused on curation, preservation, and monetization of rare and archival media assets. This segment houses the Company’s legacy media library, consisting of vintage photographs, historical film negatives, celebrity ephemera, and related intellectual property. OG Collection oversees both the physical archive and the strategic transformation of these assets into modern IP across multiple formats.
OG Collection derives revenues from the sale and licensing of archival media, framed prints, and memorabilia; the development and sale of limited-edition books and publishing projects through Studio 96; and from collaborations with brands, creators, and institutions seeking access to OG’s library for creative or commercial use. This segment also includes revenue generated from custom publishing services and content creation built around OG Collection assets, with the goal of building long-term IP value through storytelling, editorial development, and collectible product releases.
The following tables present certain financial information related to our reportable segments and Corporate as of June 30, 2026 and for the three and six months ended June 30, 2026:

As of June 30, 2026
	Vocal	OG Collection	Corporate	Total
Cash	$19,303	$2,425	$313,375	$335,103
Accounts receivable, net	20,000	—	11,250	31,250
Marketable securities	—	—	4,545,009	4,545,009
Prepaid expenses and other current assets	21,585	18,000	72,749	112,334
Deposits and other assets	—	—	—	—
Intangible assets	—	—	22,475	22,475
All other assets	28,898	31,955	4,716,215	4,777,068
Total Assets	$89,786	$52,380	$9,681,073	$9,823,239

Accounts payable and accrued liabilities	$319,772	$25,897	$3,621,451	$3,967,120
Note payable, net of debt discount and issuance costs	24,455	94,255	—	118,710
Deferred revenue	85,238	—	—	85,238
All other liabilities	9,633	—	3,170,156	3,179,789
Total Liabilities	$439,098	$120,152	$6,791,607	$7,350,857

For the three months ended June 30, 2026
	Vocal	OG Collection	Corporate	Total
Net revenue	$158,971	$3,720	$11,250	$173,941
Cost of revenue	(31,961)	(26)	—	(31,987)
Gross margin	127,010	3,694	11,250	141,954

Marketing	—	12,525	—	12,525
Compensation	—	2,878	352,506	355,384
Stock based compensation	—	—	1,440,160	1,440,160
General and administrative	88,887	113,150	441,827	643,864
Research and development	(19,427)	—	—	(19,427)
Total operating expenses	69,460	128,553	2,234,493	2,432,506

Interest income (expense), net	(2,151)	(4,641)	126,580	119,788
All other expenses	—	—	(311,920)	(311,920)

Other expenses, net	(2,151)	(4,641)	(185,340)	(192,132)

Loss before income tax provision and equity in net loss from unconsolidated investments	$55,399	$(129,500)	$(2,408,583)	$(2,482,684)

For the six months ended June 30, 2026
	Vocal	OG Collection	Corporate	Total
Net revenue	$329,938	$36,480	$11,250	$377,668
Cost of revenue	(27,962)	(5,454)	—	(33,416)
Gross margin	301,976	31,026	11,250	344,252

Marketing	65,734	53,263	—	118,997
Compensation	—	5,867	720,325	726,192
Stock based compensation	—	—	12,748,152	12,748,152
General and administrative	241,232	183,167	935,870	1,360,269
Research and development	21,798	—	—	21,798
Total operating expenses	328,764	242,297	14,404,347	14,975,408

Interest income (expense), net	(3,977)	(8,751)	116,955	104,227
All other income (expenses)	(2,875,496)	(523,840)	1,999,159	(1,400,177)

Other income (expenses), net	(2,879,473)	(532,591)	2,116,114	(1,295,950)

Loss before income tax provision and equity in net loss from unconsolidated investments	$(2,906,261)	$(743,862)	$(12,276,983)	$(15,927,106)

The total loss before income tax provision of the Company's reportable segments for the three and six months ended June 30, 2026 was $(2,482,684) and $(17,306,445), respectively. Results attributable to the discontinued Air Mobility disposal group of $0 and $(1,379,339), recorded during the three and six months ended June 30, 2026, respectively, are excluded from segment results and presented separately on the consolidated statements of operations as net income (loss) from discontinued operations. Total consolidated net loss from continuing operations for the three months ended June 30, 2026 was $(2,482,684) and $(15,927,106), respectively. See Note 11 – Discontinued Operations for more information.
The following tables present certain financial information related to our reportable segments and Corporate as of December 31, 2025 and for the three and six months ended June 30, 2025:

As of December 31, 2025
	Vocal	OG Collection	Corporate	Total
Cash	$124,605	$5,772	$91,365	221,742
Accounts receivable, net	—	—	10,000	10,000
Prepaid expenses and other current assets	93,731	—	167,190	260,921
Intangible assets	—	—	28,043	28,043
All other assets	—	—	1,430,991	1,430,991
Total Assets	$218,336	$5,772	$1,727,589	$1,951,697

Accounts payable and accrued liabilities	$385,191	$250	$4,900,324	$5,285,765
Note payable, net of debt discount and issuance costs	66,228	—	54,902	121,130
Deferred revenue	118,862	—	—	118,862
Convertible Notes, net of debt discount and issuance costs	—	—	383,374	383,374
All other Liabilities	—	—	1,668,038	1,668,038
Total Liabilities	$570,281	$250	$7,006,638	$7,577,169

The total assets of the Company's reportable segments as of December 31, 2025 were $224,108. Assets attributable to the discontinued Air Mobility disposal group of $16,190,250 are excluded from segment assets and presented separately on the consolidated balance sheet as assets of discontinued operations (see Note 11 – Discontinued Operations). Total consolidated assets as of December 31, 2025 were $18,141,947.

The total liabilities of the Company's reportable segments as of December 31, 2025 were $570,531. Liabilities attributable to the discontinued Air Mobility disposal group of $1,492,069 are excluded from segment liabilities and presented separately on the consolidated balance sheet as liabilities of discontinued operations (see Note 11 – Discontinued Operations). Total consolidated liabilities as of December 31, 2025 were $9,069,238.

For the three months ended June, 30 2025
	Vocal	OG Collection	Corporate	Total
Net revenue	$166,582	$13,264	$17,100	$196,946
Cost of revenue	(43,849)	(3,919)	—	(47,768)
Gross margin	122,733	9,345	17,100	149,178

Marketing	28,979	36,890	—	65,869
Compensation	98,525	62,500	132,254	293,279
Stock based compensation	—	—	2,360,259	2,360,259
General and administrative	74,097	12,264	(66,553)	19,808
Total operating expenses	201,601	111,654	2,425,960	2,739,215

Interest expense	(4,430)	—	(55,592)	(60,022)
All other expenses	(377)	—	1,267,365	1,266,988

Other expenses, net	(4,807)	—	1,211,773	1,206,966

Loss before income tax provision and equity in net loss from unconsolidated investments	$(83,675)	$(102,309)	$(1,197,087)	$(1,383,071)

For the six months ended June, 30 2025
	Vocal	OG Collection	Corporate	Total
Net revenue	$434,681	$29,249	$24,900	$488,830
Cost of revenue	(79,051)	(8,693)	—	(87,744)
Gross margin	355,630	20,556	24,900	401,086

Marketing	63,799	43,533	—	107,332
Compensation	197,025	125,000	500,576	822,601
Stock based compensation	—	—	3,310,183	3,310,183
General and administrative	162,302	21,664	527,031	710,997
Total operating expenses	423,126	190,197	4,337,790	4,951,113

Interest expense	(6,171)	—	(121,946)	(128,117)
All other expenses	(5,497)	—	1,598,478	1,592,981

Other expenses, net	(11,668)	—	1,476,532	1,464,864

Loss before income tax provision and equity in net loss from unconsolidated investments	$(79,164)	$(169,641)	$(2,836,358)	$(3,085,163)

The total loss before income tax provision of the Company's reportable segments for the three and six months ended June 30, 2025, was $(1,472,481) and $(3,512,156), respectively. Results attributable to the discontinued Air Mobility disposal group of $(89,410) and $(426,993), recorded during the three and six months ended June 30, 2025, respectively, are excluded from segment results and presented separately on the condensed consolidated statements of operations and comprehensive loss as net income (loss) from discontinued operations. Total consolidated net loss from continuing operations for the three and six months ended June 30, 2025 was $(1,383,071) and $(3,085,163), respectively. See Note 11 – Discontinued Operations for more information.

Note 13 – Income Taxes
The Company recorded an income tax provision of $0 for the three and six months ended June 30, 2026, and $0 for the three and six months ended June 30, 2025.
The effective tax rate for both periods was 0%. This differs from the U.S. federal statutory rate of 21% primarily due to a full valuation allowance recorded against the Company's deferred tax assets. Due to the Company's historical operating losses, management has determined that it is more likely than not that the tax benefits generated from current period losses will not be realized.
Note 14 – Subsequent Events
The Company has evaluated subsequent events through August 13, 2026, the date the financial statements were available to be issued, and identified the following
Warrants Exchanged for Common Stock
Subsequent to June 30, 2026, the Company entered into conversion and exchange agreements with nineteen holders of its price-protected preferred stock, price-protected warrants, and alternate cashless exercise warrants, pursuant to a voluntary exchange offered on substantially the same economic terms to all holders of such securities (the "Voluntary Exchange"). The Voluntary Exchange was undertaken to simplify the Company's capital structure; no cash was paid in either direction, no per-share price was stated or implied, and no other warrant or other instrument of the Company was repriced, amended, or extended in connection therewith. These agreements supersede and replace the conversion and exchange agreements entered into with certain holders in late 2025, which by their terms expired and became null and void when the Company did not complete an uplisting of its common stock to a national securities exchange on or before May 31, 2026.
Pursuant to these agreements, (i) holders converted an aggregate of 5,385 shares of Series G Preferred Stock, 887 shares of Series A Preferred Stock, 331 shares of Series H Preferred Stock, and 14,812 shares of Series I Preferred Stock into an aggregate of 614,890 shares of the Company's common stock; (ii) holders exchanged an aggregate of 442,258 price-protected warrants for 442,258 shares of common stock on a one-for-one basis; and (iii) holders exercised an aggregate of 83,033 alternate cashless exercise warrants at their stated multipliers for an aggregate of 284,582 shares of common stock.
In addition, on July 14 and July 15, 2026, certain officers and employees of the Company converted an aggregate of 2,262 shares of Series H Preferred Stock into an aggregate of 44,009 shares of common stock pursuant to the conversion terms of the Series H certificate of designation, and exercised outstanding warrants containing alternate cashless exercise provisions, resulting in the cancellation of an aggregate of 114,060 warrants and the issuance of an aggregate of 456,240 shares of common stock; no cash proceeds were received by the Company in connection therewith. In total, subsequent to June 30, 2026, the Company issued or became obligated to issue an aggregate of 1,841,979 shares of common stock in connection with the foregoing conversions, exchanges, and exercises.
Issuance of Stock Options and Repricing of Stock Options
On August 10, 2026, subsequent to June 30, 2026, the Board of Directors, by unanimous written consent, approved a repricing of all stock options then outstanding under the Company's 2026 Omnibus Securities and Incentive Plan (the "2026 Plan") and the issuance of an additional tranche of options under the 2026 Plan. All share and per-share amounts below are stated on a post-split basis, giving effect to the one-for-twenty (1-for-20) reverse stock split of the Company's common stock effected during 2026.
The Board amended the exercise price of each of the 1,283,500 options outstanding under the 2026 Plan (the "2026 Options"), whether vested or unvested, reducing the exercise price to $1.83 per share. Prior to the amendment, the 2026 Options carried exercise prices ranging from $6.00 to $12.00 per share. No other term of the 2026 Options was modified; the number of options, grant dates, vesting terms, expiration dates and all other terms and conditions remain unchanged, and no options were cancelled, forfeited, exchanged or regranted in connection with the repricing. On August 10, 2026, the closing sale price of the Company's common stock on the OTC Markets OTC Link was $1.70 per share, the amended exercise price of $1.83 per share exceeds the closing price, with the result that the repriced options were out of the money and had no intrinsic value as of the date of the amendment.
The repricing will be accounted for as a modification under ASC 718, Compensation — Stock Compensation. Incremental compensation cost, if any, will be measured as the excess of the fair value of each modified award immediately after modification over the fair value of the original award immediately before modification, in each case measured as of the August 10, 2026 modification date. Incremental cost associated with vested awards will be recognized immediately, and incremental cost associated with unvested awards will be recognized over the remaining requisite service period. The Company estimates the incremental compensation cost resulting from the repricing to not be material.
The Board also approved the issuance of an aggregate of 546,250 non-qualified stock options under the 2026 Plan (the "Eighth Tranche Options") at an exercise price of $1.83 per share, which exceeded the closing sale price of the common stock on the grant date. Following the issuance, 200,400 common-share equivalents remain available for issuance under the 2026 Plan. The Eighth Tranche Options will be measured at grant-date fair value in accordance with ASC 718, and, because the Eighth Tranche Options vested in full upon grant, the related compensation cost of approximately $929,000 will be recognized in its entirety during the third quarter of 2026.
Because these transactions occurred after June 30, 2026, they have no effect on the accompanying financial statements as of and for the period ended June 30, 2026, and the related compensation cost will be reflected in periods subsequent to that date.
Common stock issued for consulting services
Effective July 9, 2026, subsequent to June 30, 2026, the Company entered into a two-month consulting agreement under which it agreed to issue 115,000 shares of common stock to an investor-relations advisor as compensation for advisory services. The shares are restricted securities subject to a six-month holding period under Rule 144. The Company accounted for the issuance as a share-based payment to a nonemployee under ASC 718.

Sale of VTAK Series D Preferred Shares
On July 24, 2026, the Company entered into and closed a Securities Exchange and Purchase Agreement with two Investors (collectively, the “Investors”), pursuant to which the Company monetized 5,092 of the 5,778 shares of VTAK Series D Convertible Preferred Stock received as consideration in the Fly Flyte Transaction. Under that agreement, (i) the Company sold 4,217 of such shares (aggregate stated value $4,217,000) to the Investors for an aggregate cash purchase price of $2,989,266, and (ii) the Company transferred an additional 875 of such shares (aggregate stated value $875,000) to the Investors in full satisfaction, extinguishment and discharge of the entire outstanding principal amount of the Company’s Senior Convertible Promissory Notes held by the Investors, inclusive of original issue discount, together with all accrued and unpaid interest, fees and premiums thereunder. Effective upon the closing, all warrants held by the Investors were terminated, cancelled and extinguished in their entirety.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth in “Part I - Item 1A. Risk Factors” of the Company’s most recent Annual Report.
These condensed consolidated financial statements and other reports filed by Creatd, Inc., (the “Company”), from time to time with the OTC or otherwise provided to current and prospective stakeholders (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.
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
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.
We intend for this discussion to provide information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those condensed consolidated financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements.
Overview
Creatd operates a diversified portfolio of businesses generating revenue across media, publishing, and aviation. Our operations include direct-to-consumer product sales, subscription memberships, advertising, licensing, and strategic investments. These businesses are supported by a shared operational infrastructure and a focus on monetizing first-party data, intellectual property, and scalable creative assets.
Results of Operations

Liquidity and Capital Resources
The following table summarizes total current assets, liabilities and working capital at June 30, 2026 compared to December 31, 2025:

	June 30, 2026	December 31, 2025	Increase / (Decrease)
Current Assets	$8,438,769	$744,646	$7,694,123
Current Liabilities	7,321,566	7,562,858	(241,292)
Working Capital (Deficit)	$1,117,203	$(6,818,212)	$7,935,415
At June 30, 2026, the Company had a working capital of $1,117,203 as compared to a working capital deficit of $6,818,212 at December 31, 2025, an increase in working capital of $7,935,415. The increase is primarily attributable to consideration received in connection with the March 2026 sale of the Company's interest in Fly Flyte, Inc.
Net Cash
Net cash used in operating activities for the six months ended June 30, 2026, was $2,364,528, as compared to net cash used in operating activity of $678,821 for the same period in 2025. The net loss for the six months ended June 30, 2026, and 2025 was $17,306,445 and $3,512,156, respectively. Although the net loss increased period-over-period, approximately 82% of the loss for 2026 was largely non-cash in nature. Net loss of $17,306,445 includes operating activities of non-cash charges including stock-based compensation of $12,748,152, accretion of debt discount and issuance costs of $1,727,449 and $1,261,526 in unrealized losses on marketable securities.
Net cash provided by investing activities for the six months ended June 30, 2026, was $2,376,523, primarily attributable to cash received as consideration for the sale of Fly Flyte, Inc. Comparatively, net cash provided by investing activities for the six months ended June 30, 2025, was $100,000.
Net cash provided by financing activities for the six months ended June 30, 2026 and 2025 was $101,366 and $1,566,975, respectively. During the six months ended June 30, 2026, financing activity was limited, consisting primarily of proceeds from a single convertible note issuance and during the quarter (see Note 6 – Convertible Notes Payable), along with proceeds from the issuance of notes payable and warrants of $164,500 partially offset by repayments of notes payable of $177,064. Additionally, during the six months ended June 30, 2026, the Company repurchased a portion of interest in subsidiaries for a total cash amount of $185,691. This transaction increased the Company's ownership in each subsidiary to 51%. See Note 8 – Stockholder's Equity for further detail on the transaction. The higher level of financing in the comparative 2025 period was primarily attributable to capital raised in connection with the acquisition of Fly Flyte, Inc., including proceeds from the issuance of preferred stock and common stock (see Note 10 – Acquisitions, Investments and Disposals).
Summary of Statements of Operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$173,941	$196,946	$377,668	$488,830
Cost of revenue	31,987	47,768	33,416	87,744
Operating expenses	2,432,506	2,739,215	14,975,408	4,951,113
Loss from operations	(2,290,552)	(2,590,037)	(14,631,156)	(4,550,027)
Other (expenses) income	(192,132)	1,206,966	(1,295,950)	1,464,864
Net loss attributable to noncontrolling interest	2,602	(134,472)	(398,973)	(169,550)
Net loss attributable to Creatd, Inc. common stockholders	(2,869,986)	(1,389,682)	(17,292,172)	(4,705,860)
Loss per common share - basic and diluted	$(2.95)	$(2.55)	$(19.85)	$(6.64)

Revenue
Revenue was $173,941 and $377,668 for the three and six months ended June 30, 2026, respectively, as compared to $196,946 and $488,830, respectively, for the three and six months ended June 30, 2025. The decrease of $23,005 for the three months, and $111,162 for the six months ended June 30, 2026 as compared to the same periods in 2025, was primarily attributable to the reduction in subscription and agency revenue.
Cost of Revenue
Cost of revenue for the three and six months ended June 30, 2026, was $31,987 and $33,416, respectively, as compared to $47,768 and $87,744 for the three and six months ended June 30, 2025, a decrease of $15,781 and $54,328, respectively. The majority of the balance in both periods reflects adjustments to the liability associated with unpaid balances in users' Vocal Wallets. During the six months ended June 30, 2026, updated data indicated that a lower percentage of users were meeting the thresholds required to access their wallet balances, resulting in a downward revision to the estimated liability and a corresponding decrease to cost of revenue for the period. This revision was driven by shifts in user behavior and platform trends, including a reduction in the frequency of welcome bonuses and a decrease in the number of challenges and challenge winners on Vocal. The adjustment was accounted for as a change in estimate on a prospective basis.
Operating Expenses
Operating expenses for the three and six months ended June 30, 2026, were $2,432,506 and $14,975,408, respectively, as compared to $2,739,215 and $4,951,113, respectively for the three and six months ended June 30, 2025. The decrease of $306,709 from the three months ended June 30, 2025 to 2026, is in part attributable to stock based compensation expense of $1,440,160 in 2026, compared to $2,360,259 in 2025. The decrease in stock based compensation of $920,099 was offset by an increase in general and administrative expenses of $624,056, attributable to legal and professional services expense incurred in 2026 and in line with uplisting efforts.
For the six months ended June 30, 2026 compared to 2025, the increase of $10,024,295 is primarily attributable to stock-based compensation expense of $12,748,152 recognized during the six months ended June 30, 2026 in connection with stock option grants to officers, directors, employees, and consultants, with $3,310,183 in the prior period. Compensation expense decreased by $96,409, reflecting reduced compensation among three executives and the removal of one board member from payroll and also offset by the hiring of key employees. General and administrative expenses increased from $710,997 to $1,360,269, largely related to Vocal's engagement of a third-party software design and engineering consultancy during the the first two quarters of 2026, and increase in legal and professional fees in line with uplisting efforts.
Loss from Operations
Loss from operations for the three and six months ended June 30, 2026, was $2,290,552 and $14,631,156, respectively, as compared to $2,590,037 and $4,550,027, respectively, for the three and six months ended June 30, 2025, a decrease of $299,485 in operating loss for the three months ended June 30, 2026, and an increase of $10,081,129 in operating loss for the six months ended June 30, 2026. The change of $299,485 for the three months ended June 30, 2026 in comparison to 2025, was primarily driven by a decrease in stock based compensation of $920,099, offset by an increase in general and administrative expenses of $624,056, attributable to legal and professional services expense incurred in 2026 and in line with uplisting efforts. The change of $10,081,129 for the six months ended June 30, 2026, in comparison to 2025, was primarily due to the increase in stock based compensation expense of $9,437,969, which rose from the $3,310,183 in the prior period to $12,748,152 in the current period.
Other Income/Expenses
Other income (expenses) for the three and six months ended June 30, 2026, were $(192,132) and $(1,295,950), respectively, as compared to other income of $1,206,966 and $1,464,864, respectively for the three and six months ended June 30, 2025, a change of $(1,399,098) and $(2,760,814), respectively. The change of $1,399,098 for the three months ended June 30, 2026 in comparison to 2025, was driven primarily by a non-cash unrealized loss of $1,105,838 in marketable securities during the period that did not occur in the comparative period. The change of $2,760,814 for the six months ended June 30, 2026 in comparison to 2025 was due to an increase in non-cash unrealized loss on marketable securities of $1,297,987 when compared to the prior period, an increase in non-cash debt discount and issuance cost accretion $1,678,674 on the convertible notes issued in November 2025, an increase on the gain on settlement of liabilities of $420,678, a gain on derivative liability of $639,644 in 2026 that was not present in 2025 as it is also related to the convertible notes issued in November 2025, and finally a change in interest of $232,344, reflecting interest income of $104,227 in 2026 compared to interest expense of $128,117 in 2025, related to the note receivable obtained as consideration for the sale of Fly Flyte, Inc. in the first of quarter of 2026. The prior comparable period benefited from $1,068,704 of other income, consisting of a non-recurring Employee Retention Credit received from the Internal Revenue Service, which did not recur in 2026.
Net Loss
Net loss attributable to common stockholders for the three and six months ended June 30, 2026, was $2,485,286 and $16,907,472, respectively, as compared to a net loss attributable to common stockholders of $1,389,682 and $4,705,860, respectively, for the three and six months ended June 30, 2025. The loss per basic and diluted share was $(2.95) and $(19.85), respectively, for the three and six months ended June 30, 2026 as compared to a loss per basic and diluted share of $(2.55) and $(6.64) during the three and six months ended June 30, 2025. The changes in net loss are attributable to the items discussed in the preceding sections.
Off-Balance Sheet Arrangements
As of June 30, 2026, we had no off-balance sheet arrangements.
Significant Accounting Policies
We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”
Use of Estimates and Critical Accounting Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.
These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.
Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the consolidated financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
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
The Company also uses estimates in determining the liability associated with unpaid balances in user accounts (“Vocal Wallets”) on its platform. These balances represent amounts earned by users for content views, bonuses, and contest winnings. However, due to various platform-specific contingencies—such as minimum withdrawal thresholds, third-party processor access, and account compliance requirements—not all users will be able to withdraw their full balances. The Company applies a weighted average methodology based on historical payout rates to estimate the proportion of wallet balances likely to be paid out. This estimate is updated each reporting period to reflect new trends in user behavior and platform data. In the six months ended June 30, 2026, updated data supported a downward revision of the estimated liability in the amount of approximately $295,659, being recorded to cost of revenue on the condensed consolidated statements of operations and comprehensive loss.
Actual results could differ from those estimates.

Fair Value of Financial Instruments
The fair value measurement disclosures are grouped into three levels based on valuation factors:
•Level 1 – quoted prices in active markets for identical investments
•Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)
•Level 3 – significant unobservable inputs (including Company assumptions in determining the fair value of investments)

The Company’s Level 1 assets/liabilities include cash, accounts receivable, accounts payable, prepaid and other current assets, line of credit and due to related parties. Management believes the estimated fair value of these accounts at June 30, 2026 approximate their carrying value as reflected in the condensed consolidated balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.
The Company’s Level 3 assets/liabilities include intangible assets and derivative liabilities. Inputs to determine fair value are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined by using model-based techniques, including option pricing models and discounted cash flow models. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.
Long-lived Assets Including Acquired Intangible Assets
The Company evaluates the recoverability of property and equipment, acquired finite-lived intangible assets, and purchased infinite life digital assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition.
Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. The Company routinely reviews the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If the Company changes the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life. As of June 30, 2026 and December 31, 2025, the Company has $22,475 and $28,043, respectively, of intangible assets on its condensed consolidated balance sheets. The decrease of $5,568 in intangible assets is all attributable to amortization of the intangibles during the six months ended June 30, 2026. The intangible assets on the condensed consolidated balance sheets as of June 30, 2026 relate to the Company's July 2024 acquisition of Studio 96 Publishing.
The breakdown of intangible assets, net of amortization, as of June 30, 2026 was as follows:

Asset Description	Amount
Customer Relations	$4,338
Know-How and Intellectual Property	11,567
Website & Apps	6,570
Total Intangible Assets, net	$22,475
Amortization expense was $2,783 and $6,630 for the three months ended June 30, 2026 and 2025, respectively. Amortization expense was $5,568 and $13,261 for the six months ended June 30, 2026 and 2025, respectively.
Minority equity investments
Minority equity investments in private companies in which the Company holds a passive ownership interest and does not exercise significant influence are accounted for using the cost method in accordance with ASC 321. These investments are recorded on the condensed consolidated balance sheets as long-term assets under Minority investment in business. The carrying value of such investments is initially recognized at cost and is assessed periodically for impairment or other indicators that the investment may no longer be recoverable. Fair value adjustments are not required unless observable price changes in orderly transactions for the identical or a similar investment become available.
Derivative Liability
The Company evaluates its debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB ASC. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the condensed consolidated statements of operations and comprehensive loss as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the date of conversion or exercise or cancellation and then the related fair value is reclassified to equity. Upon extinguishment or cancellation of a derivative instrument, any difference between the fair value and the settlement amount is recognized as a gain or loss under change in derivative liability on the condensed consolidated statements of operations and comprehensive loss.
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
The Company adopted Section 815-40-15 of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock. Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.
The Company utilizes a Monte Carlo simulation model for the make whole feature in the Company’s outstanding Equity Line of Credit and for convertible notes that have an option to convert at a variable number of shares to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The inputs utilized in the application of the Monte Carlo model included a starting stock price, an expected term of each debenture remaining from the valuation date to maturity, an estimated volatility, drift, and a risk-free rate. The Company records the change in the fair value of the derivative as other income or expense in the condensed consolidated statements of operations and comprehensive loss.
As of June 30, 2026 and December 31, 2025, the Company had $1,090,224 and $1,668,038 of derivative liability on its condensed consolidated balance sheets, respectively. This was primarily attributable to the change in the fair value of the bifurcated conversion and make-whole features associated with the Company's convertible notes and warrants, as re-measured under the Monte Carlo simulation model at the June 30, 2026 balance sheet date, reflecting the shorter remaining term and updated market-based inputs. During the three and six months ended June 30, 2026 and 2025, the Company recorded a change in the derivative valuation of $368,860 and $639,644, and $0 and $0, respectively.
Revenue Recognition
Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
We determine revenue recognition through the following steps:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;

•determination of the transaction price. The transaction price for any given subscriber could decrease based on any payments made to that subscriber. A subscriber may be eligible for payment through one or more of the monetization features offered to Vocal creators, including earnings through reads (on a cost per mile basis) and cash prizes offered to Challenge winners;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, we satisfy a performance obligation.
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
As of June 30, 2026 and December 31, 2025, the Company had deferred revenue of $85,238 and $118,862, respectively. The decrease of $33,624 reflects the recognition of previously deferred subscription revenue outpacing new subscription billings during the period, consistent with the overall decline in subscription sales.
Stock-Based Compensation
The Company recognizes a compensation expense for all equity-based payments granted in accordance with Accounting Standards Codification 718 “Compensation - Stock Compensation”. Under fair value recognition provisions, the Company recognizes equity-based compensation over the requisite service period of the award. The company has a relatively low forfeiture rate of stock-based compensation and forfeitures are recognized as they occur.
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
During three and six months ended June 30, 2026 and 2025, the Company had stock based compensation of $1,440,160 and $12,748,152, and, $2,360,259 and 3,310,183, respectively. The increase is primarily attributable to the issuance of stock options to the Company's officers, directors, employees, and consultants during the period, substantially all of which vested upon grant and were therefore recognized in full at their grant-date fair value.

Recently Adopted Accounting Guidance
In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosure requirements by:
•Standardizing and disaggregating rate reconciliation categories.
•Requiring disclosure of income taxes paid by jurisdiction.
This ASU is effective for annual periods beginning after December 15, 2024, and may be applied on a prospective or retrospective basis. Early adoption is permitted.
The adoption of ASU 2023-09 did not have a material impact on the Company’s condensed consolidated financial statements.
In November 2024, the FASB issued ASU 2024-04 – Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the accounting for inducements offered to holders of convertible debt. The amendments:
•Require application of the “pre-existing contract” approach when determining whether a transaction qualifies as an induced conversion.
•Clarify that induced conversion accounting may apply whether settlement is in cash or equity, provided the original conversion terms are preserved.
•Provide guidance for evaluating inducements when the underlying convertible debt was modified or exchanged within the prior 12 months.
This ASU is effective for annual periods beginning after December 15, 2025, and for interim periods within those annual periods. Early adoption is permitted.
The adoption of ASU 2024-04 did not have a material impact on the Company’s condensed consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03 – Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses, which enhances expense disclosure requirements by:
•Requiring tabular disclosure of certain natural expense categories—such as employee compensation, depreciation, amortization, and inventory purchases—within relevant income statement line items.
•Requiring qualitative descriptions of any remaining expenses included within those line items that are not separately disclosed.
•Requiring annual disclosure of total selling expenses and the Company’s definition of selling expenses, where applicable.
This ASU is effective for annual periods beginning after December 15, 2026, and for interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted.
The Company is currently evaluating the impact of ASU 2024-03 on its expense disclosures and related reporting requirements.

ASU 2025-01 – Clarifying the Effective Date of ASU 2024-03
In January 2025, the FASB issued ASU 2025-01 – Income Statement—Reporting Comprehensive Income (Topic 220): Clarifying the Effective Date, which clarifies the effective date provisions of ASU 2024-03 for all public business entities. The amendments confirm that the guidance in ASU 2024-03 is effective for:
•Annual periods beginning after December 15, 2026, and
•Interim periods within annual periods beginning after December 15, 2027.

Early adoption remains permitted. The Company is evaluating the impact of ASU 2025-01 in conjunction with its assessment of ASU 2024-03.
Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures
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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, throughout 2025 and 2026, the Company continues the complete review of all of its financial procedures and controls and is continuing the process of updating and optimizing its infrastructure around these controls. Over the past year, the Company has hired additional finance and accounting personnel, significantly improving the segregation of duties within that department and providing additional bandwidth for management to focus on improving controls and procedures. This review is ongoing, and the Company believes that this process will continue to positively affect our internal control over financial reporting in the future.

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

Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information contained in this prospectus, before making an investment decision with respect to our securities. The occurrence of any of the following risks or those incorporated by reference, or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations or cash flows. In any such case, the trading price of common stock and the trading price of Series A warrants, if any, could decline, and you may lose all or part of your investment. This prospectus also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below and those incorporated by reference.

Risks Related to our Business
The Company is a development stage business and subject to the many risks associated with new businesses.
Our current line of business has a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. We have incurred losses and may continue to operate at a net loss for at least the next several years as we execute our business plan. We had a net loss of approximately $17.31 million for the six months ended June 30, 2026, working capital of approximately $1.12 million and accumulated deficit of approximately $280.22 million.

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
Based on the report from our independent auditors dated May 3, 2026, except for Note 13, as to which the date is July 17, 2026, management stated that our financial statements for the year ended December 31, 2025, were prepared assuming substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

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

We face intense competition. If we do not provide services that are useful to users, we may not remain competitive, and our potential revenues and operating results could be adversely affected.
Our business is rapidly evolving and intensely competitive, and is subject to changing technologies, shifting user needs, and frequent introductions of new products and services. Our ability to compete successfully depends heavily on providing services that are useful and enjoyable for our users.

We face competition from other companies in all of our business segments. Our current and potential competitors range from large and established companies to emerging start-ups. Established companies have longer operating histories and more established relationships with customers and users, and they can use their experience and resources in ways that could affect our competitive position, including by making acquisitions, investing aggressively in research and development, aggressively initiating intellectual property claims (whether or not meritorious) and competing aggressively for users and customers. Emerging start-ups may be able to innovate and provide products and services faster than we can.

As technology continues to develop, our competitors may be able to offer user experiences that are, or that are seen to be, substantially similar to or better than, ours. This may force us to compete in different ways and expend significant resources in order to remain competitive. If our competitors are more successful than we are in attracting and retaining users, customers, and advertisers, our revenues and operating results could be adversely affected.

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

The size of our user base and our user’s level of engagement are critical to our success. Our financial performance will be significantly determined by our success in adding, retaining, and engaging active users of our products, particularly Vocal. We anticipate that our active user growth rate will generally decline over time as the size of our active user base increases, and it is possible that the size of our active user base may fluctuate or decline in one or more markets, particularly in markets where we have achieved higher penetration rates. If people do not perceive Vocal to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other content management systems and publishing platforms that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Our user engagement patterns have changed over time, and user engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors could potentially negatively affect user retention, growth, and engagement, including if:

•Users increasingly engage with other competitive products or services;
•We fail to introduce new features, products or services that users find engaging or if we introduce new products or services, or make changes to existing products and services, that are not favorably received;
•User behavior on any of our products changes, including decreases in the quality and frequency of content shared on our products and services;
•There are decreases in user sentiment due to questions about the quality or usefulness of our products or our user data practices, or concerns related to privacy and sharing, safety, security, well-being, or other factors;

•We are unable to manage and prioritize information to ensure users are presented with content that is appropriate, interesting, useful, and relevant to them;
•We are unable to obtain or attract engaging third-party content;
•Users adopt new technologies where our products may be displaced in favor of other products or services, or may not be featured or otherwise available;
•There are changes mandated by legislation, regulatory authorities, or litigation that adversely affect our products or users;
•Technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience, such as security breaches or failure to prevent or limit spam or similar content;
•We adopt terms, policies, or procedures related to areas such as sharing, content, user data, or advertising that are perceived negatively by our users or the general public;
•We elect to focus our product decisions on longer-term initiatives that do not prioritize near-term user growth and engagement;
•We make changes in how we promote different products and services across our family of apps;
•Initiatives designed to attract and retain users and engagement are unsuccessful or discontinued, whether as a result of actions by us, third parties, or otherwise;
•We fail to provide adequate customer service to users, marketers, developers, or other partners;
•We, developers whose products are integrated with our products, or other partners and companies in our industry are the subject of adverse media reports or other negative publicity, including as a result of our or their user data practices; or
•Our current or future products, such as our development tools and application programming interfaces that enable developers to build, grow, and monetize mobile and web applications, reduce user activity on our products by making it easier for our users to interact and share on third-party mobile and web applications.
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
Our business is subject to a variety of federal, state and international laws and regulations, including those with respect to privacy, data, and other laws. These laws and regulations, and the interpretation or application of these laws and regulations, could change. In addition, new laws or regulations affecting our business could be enacted. These laws and regulations are frequently costly to comply with and may divert a significant portion of management’s attention. If we fail to comply with these applicable laws or regulations, we could be subject to significant liabilities which could adversely affect our business.
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
Risks Related to Our Financial Reporting, Internal Controls, and Public Company Obligations

We identified errors in previously issued interim financial statements, and although the errors were not material and have been corrected, they may raise concerns regarding the effectiveness of our financial reporting processes and internal controls.

During the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025, management identified certain errors in stockholders’ equity (deficit) of its previously issued unaudited condensed consolidated financial statements as of September 30, 2025 within the Company’s third quarter 2025 Quarterly Report.

The Company assessed the materiality of the errors on the prior period condensed consolidated financial statements and concluded they were not material to the prior interim period. The Company corrected these errors by revising its unaudited interim financial information for the nine months ended September 30, 2025 to correct for the impact of such errors. These errors are related to (i) the reporting of the par value of Stock in Subsidiaries: Vocal, Inc. Preferred stock, $0.001 par value, (ii) the reporting of the par value of Stock in Subsidiaries: OG Collection, Inc. Preferred stock, $0.001 par value, and (iii) the reporting of the value of non-controlling interest in consolidated subsidiaries.

These revisions had no impact on total assets, total liabilities, total stockholders’ deficit, or the Company’s previously reported net loss for the period as of and for the three and nine months ended September 30, 2025. The revisions have been reflected in the accompanying consolidated financial statements.

However, the identification of these errors may cause investors to lose confidence in our financial reporting, expose us to potential securities litigation, or require us to incur additional accounting, auditing, or compliance costs. In addition, these errors may indicate that we need to further enhance our internal control over financial reporting. If additional errors are identified in the future, or if we fail to maintain effective internal controls, our business, reputation, and the market price of our securities could be materially adversely affected.

Risks Relating to our Common Stock and the Offering
Future sales or potential sales of our common stock in the public market could cause our share price to decline.

If the existing holders of our common stock, particularly our directors and officers, sell a large number of shares, they could adversely affect the market price for our common stock. Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline.

Because we will not pay dividends on our common stock in the foreseeable future, stockholders will only benefit from owning common stock if it appreciates.
We have never paid cash dividends on our common stock, and we do not intend to do so in the foreseeable future. We intend to retain any future earnings to finance our growth. Accordingly, any potential investor who anticipates the need for current dividends from his investment should not purchase our common stock.
We are a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

•had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

•in the case of an initial registration statement under the Securities Act or the Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

•in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero or whose public float was less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we will not be required and may not include a compensation discussion and analysis section in our proxy statements and we will provide only two years of financial statements. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our common stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

The market price for our securities may be influenced by many factors that are beyond our control, including, but not limited to:
•variations in our revenue and operating expenses;
•market conditions in our industry and the economy as a whole;
•actual or expected changes in our growth rates or our competitors’ growth rates;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•developments in the financial markets and worldwide or regional economies;
•variations in our financial results or those of companies that are perceived to be similar to us;
•announcements by the government relating to regulations that govern our industry;
•sales of our common stock or other securities by us or in the open market;
•changes in the market valuations of other comparable companies;
•general economic, industry and market conditions; and
•the other factors described in this “Risk Factors” section.

The trading price of our shares might also decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. Each of these factors, among others, could harm the value of your investment in our securities. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, operating results and financial condition.
Because our shares of common stock are subject to the penny stock rules, it is more difficult to trade our shares.
The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.
The price of our common stock may be subject to wide fluctuations.
Even though we have our shares quoted with The OTCQB, the market price of our Common Stock may be highly volatile and subject to wide fluctuations in response to a variety of factors and risks, many of which are beyond our control. In addition to the risks noted elsewhere in this Form S-1, some of the other factors affecting our stock price may include:
•Variations in our operating results;
•The level and quality of securities analysts’ coverage of our Common Stock;
•Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•Announcements by third parties of significant claims or proceedings against us; and
•Future sales of our Common Stock.
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
We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and dilute our share value
Our Second Amended and Restated Articles of Incorporation authorize the issuance of 3,000,000,000 shares of common stock, and 20,000,000 shares of preferred stock. Currently the Company has 200 shares of Preferred Series A stock outstanding, 450 shares of Preferred Series E stock outstanding, 2,283 shares of Preferred Series F stock outstanding, 11,594 shares of Preferred Series G stock outstanding, 563 shares of Preferred Series H stock outstanding, and 23,000 shares of Preferred Series I stock outstanding. Additionally, as of the filing date, there are outstanding (i) warrants to purchase 1,438,273 shares of our common stock; (ii) options exercisable into 1,853,371 shares of our common stock; (iii)1,296,151 shares underlying the conversion of the aforementioned outstanding preferred shares and (iv) 226,600 shares underlying the conversion of convertible notes.

Assuming all of the Company’s currently outstanding warrants and options are exercised and all convertible notes and preferred shares are converted, the Company would have to issue an additional 4,940,545 shares of common stock representing 152% of our current issued and outstanding common stock. The future issuance of this common stock would result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

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
The issuance of a large number of shares of our common stock could significantly dilute existing stockholders and negatively impact the market price of our common stock.
If we sell shares of Common Stock under the Investment Agreement, we will be issuing such shares at below market prices, which could cause the market price of our Common Stock to decline, and if such issuances are significant in number, the amount of the decline in our market price could also be significant. In general, we are unlikely to sell shares of common stock under the Investment Agreement at a time when the additional dilution to stockholders would be substantial unless we are unable to obtain capital to meet our financial obligations from other sources on better terms at such time. However, if we do, the dilution that could result from such issuances could have a material adverse impact on existing stockholders and could cause the price of our common stock to fall rapidly based on the amount of such dilution.
We may issue additional shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Pursuant to our Second Amended and Restated Articles of Incorporation, the aggregate number of shares of capital stock which we are authorized to issue is 3,020,000,000 shares, of which 3,000,000,000 shares are common stock, and 20,000,000 shares are “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. As of the date of this filing the Company has 200 shares of Preferred Series A stock outstanding, 450 shares of Preferred Series E stock outstanding, 2,283 shares of Preferred Series F stock outstanding, 12,132 shares of Preferred Series G stock outstanding, 563 shares of Preferred Series H stock outstanding, and 23,000 shares of Preferred Series I stock outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six months ended June 30, 2026, we issued securities that were not registered under the Securities Act and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q as listed below. All of the securities discussed in this Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

Shares issued upon exchange or exercise of warrants

During the six months ended June 30, 2026, the Company issued and aggregate of 541,958 of unregistered shares of common stock upon the exchange or exercise of outstanding warrants, retiring 456,953 warrants in the aggregate. Of that total, 427,768 shares were issued in exchange for 427,768 warrants surrendered on a one-for-one basis, and 114,190 shares were issued upon the cashless exercise of 29,185 warrants carrying three-times and four-times cashless exercise provisions. No cash proceeds were received by the Company in connection with any of the foregoing.

Shares issued in exchange for preferred shares

During the six months ended June 30, 2026, the Company issued an aggregate of 35,066 unregistered shares of common stock to existing holders of preferred stock in exchange for the surrender of 301 shares of Series G preferred stock (22,575 common shares) and 642 shares of Series H preferred stock (12,491 common shares), in each case in accordance with the conversion terms set forth in the respective Certificate of Designation. No cash consideration was received and no commission was paid in connection with the exchanges.

Item 3. Defaults Upon Senior Securities
Not applicable

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
There is no other information

Item 6. Exhibits

Exhibit No	Description
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 13th day of August, 2026.

Creatd, Inc.

By:	/s/ Jeremy Frommer
Name:	Jeremy Frommer
Title:	CEO