Form 10-Q
period 2026-09-30
Creatd, Inc.
filed 2026-11-12
CIK 1357671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from XXXXXXXXX to September 30, 2026
Commission file number 001-39500
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
Yes ☐ No ☐
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
As of November 12, 2026, the registrant had 6,058,693 shares of its common stock, par value $0.001 per share, outstanding.

Part I - Financial Information
Item 1. Financial Statements
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Creatd, Inc.
Condensed Consolidated Balance Sheets

	As of	As of
	September 30, 2026	December 31, 2025
	(Unaudited)

Assets

Current Assets
Cash	$3,027,827	$221,742
Accounts receivable, net	3,500	10,000
Marketable securities	586,974	251,983
Prepaid expenses and other current assets	250,862	260,921
Note receivable, net	1,793,619	—
Total Current Assets	5,662,782	744,646

Non-current Assets

Property and equipment, net	241,683	6,176
Intangible assets, net	19,597	28,043
Minority investment in businesses	5,106,945	1,172,832
Finance lease right of use asset, net	8,343	—

Total Non-current Assets	5,376,568	1,207,051

Assets of discontinued operations (Note 11)	—	16,190,250

Total Assets	$11,039,350	$18,141,947

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$2,801,202	$5,285,765
Convertible notes, net of debt discount and issuance costs	26,057	383,374
Current portion of finance lease payable	4,917	-
Note payable, net of debt discount and issuance costs	5,348	106,819
Deferred revenue	136,720	118,862
Derivative liability	10,667	1,668,038

Total Current Liabilities	2,984,911	7,562,858

Non-current Liabilities:
Note payable	—	14,311
Finance lease payable	3,562	—

Total Non-current Liabilities	3,562	14,311

Liabilities of discontinued operations (Note 11)	—	1,492,069

Total Liabilities	2,988,473	9,069,238

Commitments and contingencies (Note 9)

Mezzanine Equity
Redeemable Preferred Stock in Vocal, Inc.	84,790	84,790

Stockholders' Equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 50,000 shares authorized; 0 shares and 1,087 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	—	1
Series B Preferred stock, $0.001 par value, 100,000 shares authorized; 25,064 and 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	25	—
Series E Preferred stock, $0.001 par value, 8,000 shares authorized; 450 shares and 450 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Series F Preferred stock, $0.001 par value, 5,500,000 shares authorized; 0 shares and 2,283 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	—	2
Series G Preferred stock, $0.001 par value, 500,000 shares authorized; 1,442 shares and 17,280 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	17
Series H Preferred stock, $0.001 par value, 50,000 shares authorized; 0 shares and 3,798 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	—	4
Series I Preferred stock, $0.001 par value, 100,000 shares authorized; 0 shares and 37,812 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	—	38
Common stock par value $0.001: 3,000,000,000 shares authorized; 6,054,468 issued and 6,053,549 outstanding and 757,792 issued and 757,783 outstanding as of September 30, 2026 and December 31, 2025, respectively.	6,055	759
Less: Treasury stock, 919 shares and 9 shares as of September 30, 2026 and December 31, 2025, respectively.	(80,963)	(78,456)
Additional paid in capital	294,566,823	266,973,016
Accumulated deficit	(287,224,347)	(262,926,318)
Accumulated other comprehensive loss	(298,405)	(298,405)
Total Creatd, Inc. Stockholders' Equity	6,969,189	3,670,658
Non-controlling interest in consolidated subsidiaries	996,898	5,317,261
Total Stockholders' Equity	7,966,087	8,987,919

Total Liabilities and Stockholders' Equity	$11,039,350	$18,141,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Creatd, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net revenue	$226,054	$340,084	$603,722	$828,914

Cost of revenue	37,020	43,073	70,436	130,817

Gross margin	189,034	297,011	533,286	698,097

Operating expenses
Stock based compensation	1,095,876	770,812	13,844,028	4,080,995
General and administrative	1,421,823	375,245	2,782,092	1,086,242
Marketing	22,018	186,074	141,015	293,406
Compensation	442,274	366,534	1,168,466	1,189,135
Research and development	58,933	—	80,731	—
Total operating expenses	3,040,924	1,698,665	18,016,332	6,649,778

Loss from operations	(2,851,890)	(1,401,654)	(17,483,046)	(5,951,681)

Other (expenses) income
Change in fair value of derivative liability	34,049	—	673,693	—
Other income	—	98	2,947	1,068,802
Settlement of liabilities	685,496	2,238,064	1,633,527	2,765,417
Interest income (expense), net	46,638	(35,347)	150,865	(163,464)
Unrealized (loss) gain on marketable securities	(222,800)	128,541	(1,484,326)	165,002
Realized loss on marketable securities	(256,608)	—	(258,432)	—
Accretion of debt discount and issuance cost	(290,019)	(998)	(2,017,468)	(49,773)
Inducement expense	—	(17,840)	—	(17,840)
Gain on extinguishment of debt	—	727,323	—	736,561
Other income (expenses), net	(3,244)	3,039,841	(1,299,194)	4,504,705

(Loss) income before income tax provision	(2,855,134)	1,638,187	(18,782,240)	(1,446,976)

Income tax provision	—	—	—	—

Net (loss) income from continuing operations	(2,855,134)	1,638,187	(18,782,240)	(1,446,976)

Net loss from discontinued operations	—	(3,197,950)	(1,379,339)	(3,624,943)

Net loss	$(2,855,134)	$(1,559,763)	$(20,161,579)	$(5,071,919)

Net loss attributable to noncontrolling interest	(86,791)	(780,017)	(485,764)	(949,567)

Net loss attributable to Creatd, Inc.	$(2,768,343)	$(779,746)	$(19,675,815)	$(4,122,352)

Deemed dividend	4,237,514	148,437	4,622,214	1,511,691

Net loss attributable to Creatd, Inc. common stockholders	$(7,005,857)	$(928,183)	$(24,298,029)	$(5,634,043)

Comprehensive loss

Net loss	$(2,855,134)	$(1,559,763)	$(20,161,579)	$(5,071,919)

Currency translation loss	—	716	—	358

Comprehensive loss	$(2,855,134)	$(1,559,047)	$(20,161,579)	$(5,071,561)

Per-share data
Basic and diluted loss (income) per share from continuing operations	$(1.69)	$3.82	$(11.89)	$(3.95)
Basic and diluted loss per share from discontinued operations	$—	$(5.38)	$(0.72)	$(7.13)
Basic and diluted loss per share	$(1.69)	$(1.56)	$(12.60)	$(11.08)

Weighted average number of common shares outstanding from continuing operations	4,142,384	594,650	1,927,833	508,542
Weighted average number of common shares outstanding from discontinued operations	4,142,384	594,650	1,927,833	508,542
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Creatd, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2026 and 2025
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series I Preferred Stock		Common Stock		Treasury stock		Additional Paid in Capital	Accumulated Deficit	Non-Controlling Interest	Other Comprehensive Loss	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2026	1,087	$1	—	$—	450	$—	2,283	$2	17,280	$17	3,798	$4	37,812	$38	757,792	$759	(9)	$(78,456)	$266,973,016	$(262,926,318)	$5,317,261	$(298,405)	$8,987,919
Stock based compensation in Creatd, Inc.	—	—	—	—	—	—	—	—	134	—	—	—	—	—	1,819	2	—	—	13,989,827	—	—	—	13,989,829
Fair value allocation of warrants issued with debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	238,170	—	—	—	238,170
Shares issued for services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	212,500	212	—	—	810,917	—	—	—	811,129
Shares issued for fractional shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10,577	11	—	—	(11)	—	—	—	—
Non controlling interest divested in disposition of business	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,953,772)	—	(1,953,772)
Repurchase of non controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,617,136	—	(1,880,827)	—	(263,691)
Shares issued upon exchange of preferred shares	(1,087)	(1)	—	—	—	—	(2,283)	(2)	(15,404)	(15)	(3,798)	(4)	(37,812)	(38)	1,927,772	1,928	—	—	(1,868)	—	—	—	—
Shares issued upon exchange of warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,498,428	1,498	—	—	(1,498)	—	—	—	—
Shares issued upon exchange of cashless warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	867,318	867	—	—	(867)	—	—	—	—
Shares issued upon exercise of cashless warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	140,292	140	—	—	(140)	—	—	—	—
Share issued upon conversion of convertible notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	223,438	224	—	—	2,460,221	—	—	—	2,460,445
Shares issued upon settlement of liabilities	—	—	—	—	—	—	—	—	67	—	—	—	—	—	114,532	114	—	—	315,484	—	—	—	315,598
Deemed dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,622,214	(4,622,214)	—	—	—
Repurchase and retirement of preferred shares	—	—	—	—	—	—	—	—	(635)	(1)	—	—	—	—	—	—	—	—	(86,853)	—	—	—	(86,854)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(910)	(2,507)	—	—	—	—	(2,507)
Shares issued in exchange for investment in a private entity	—	—	25,064	25	—	—	—	—	—	—	—	—	—	—	300,000	300	—	—	3,631,075	—	—	—	3,631,400
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(19,675,815)	(485,764)	—	(20,161,579)
Balance, September 30, 2026	—	$—	25,064	$25	450	$—	—	$—	1,442	$1	—	$—	—	$—	6,054,468	$6,055	(919)	$(80,963)	$294,566,823	$(287,224,347)	$996,898	$(298,405)	$7,966,087
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series I Preferred Stock		Common Stock		Treasury stock		Additional Paid in Capital	Accumulated Deficit	Non-Controlling Interest	Other Comprehensive Income	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2025	450	$—	3,118	$3	2,085	$2	3,798	$4	—	$—	4,613,981	$4,615	(187)	$(78,456)	$239,182,605	$(252,800,800)	$3,606,256	$(297,717)	$(10,383,488)
Shares issued for exercise of warrants	—	—	—	—	—	—	—	—	—	—	4,698,400	4,698	—	—	(2,698)	—	—	—	2,000
Cash received for stock	—	—	—	—	2,419	2	—	—	—	—	276,140	276	—	—	2,076,861	—	—	—	2,077,139
Shares issued as part of acquisition of consolidated subsidiaries	—	—	—	—	9,475	10	—	—	—	—	1,056,140	1,056	—	—	14,071,249	—	—	—	14,072,315
Shares issued for acquisition of marketable securities	—	—	—	—	—	—	—	—	—	—	50,176	50	—	—	16,207	—	—	—	16,257
Shares issued for minority interest	—	—	—	—	134	—	—	—	23,000	23	—	—	—	—	939,477	—	—	—	939,500
Deemed Dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,511,691	(1,511,691)	—	—	—
Fair value allocation of warrants issued with debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	12,047	—	—	—	12,047
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(358)	(358)
Common stock issued for financing fees	—	—	—	—	—	—	—	—	—	—	1,768	2	—	—	2,120	—	—	—	2,122
Shares issued for conversion of preferred to common	—	—	(835)	(1)	—	—	—	—	—	—	167,000	167	—	—	(166)	—	—	—	—
Common stock issued upon conversion of notes payable	—	—	—	—	134	—	—	—	—	—	—	—	—	—	28,139	—	—	—	28,139
Shares issued for settlement of liabilities	—	—	—	—	640	1	—	—	—	—	386,925	387	—	—	365,558	—	—	—	365,946
Shares issued for prepaid services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	21,876	—	—	—	21,876
Stock based compensation in consolidated subsidiaries	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,885,097	—	2,885,097
Stock based compensation in Creatd, Inc.	—	—	—	—	301	—	—	—	14,812	15	642,477	642	—	—	4,080,338	—	—	—	4,080,995
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,122,352)	(949,567)	—	(5,071,919)
Balance, September 30, 2025	450	$—	2,283	$2	15,188	$15	3,798	$4	37,812	$38	11,893,007	$11,893	(187)	$(78,456)	$262,305,304	$(258,434,843)	$5,541,786	$(298,075)	$9,047,668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Creatd, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Three Months Ended September 30, 2026 and 2025
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series I Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Non-Controlling Interest	Other Comprehensive Income	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2026	1,087	$1	—	$—	450	$—	2,283	$2	16,979	$17	3,156	$4	37,812	$38	1,347,212	$1,348	$(9)	$(78,456)	$280,202,707	$(280,218,490)	$2,778,825	$(298,405)	$2,387,591
Stock based compensation in Creatd, Inc.	—	—	—	—	—	—	—	—	134	—	—	—	—	—	—	—	—	—	1,382,419	—	—	—	1,382,419
Shares issued for services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	212,500	212	—	—	810,917	—	—	—	811,129
Repurchase of non controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,617,136	—	(1,695,136)	—	(78,000)
Shares issued upon exchange of preferred shares	(1,087)	(1)	—	—	—	—	(2,283)	(2)	(15,103)	(15)	(3,156)	(4)	(37,812)	(38)	1,892,706	1,894	—	—	(1,834)	—	—	—	—
Shares issued upon exchange of warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	956,470	956	—	—	(956)	—	—	—	—
Shares issued upon exchange of cashless warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	867,318	867	—	—	(867)	—	—	—	—
Shares issued upon exercise of cashless warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	140,292	140	—	—	(140)	—	—	—	—
Share issued upon conversion of convertible notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	223,438	224	—	—	2,460,221	—	—	—	2,460,445
Shares issued upon settlement of liabilities	—	—	—	—	—	—	—	—	67	—	—	—	—	—	114,532	114	—	—	315,483	—	—	—	315,597
Deemed dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,237,514	(4,237,514)	—	—	—
Repurchase and retirement of preferred shares	—	—	—	—	—	—	—	—	(635)	(1)	—	—	—	—	—	—	—	—	(86,852)	—	—	—	(86,853)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(910)	(2,507)	—	—	—	—	(2,507)
Shares issued in exchange for investment in a private entity	—	—	25,064	25	—	—	—	—	—	—	—	—	—	—	300,000	300	—	—	3,631,075	—	—	—	3,631,400
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,768,343)	(86,791)	—	(2,855,134)
Balance, September 30, 2026	—	$—	25,064	$25	450	$—	—	$—	1,442	$1	—	$—	—	$—	6,054,468	$6,055	$(919)	$(80,963)	$294,566,823	$(287,224,347)	$996,898	$(298,405)	$7,966,087

	Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series I Preferred Stock		Common Stock		Treasury stock		Additional Paid in Capital	Accumulated Deficit	Non-Controlling Interest	Other Comprehensive Income	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2025	450	$—	2,283	$2	14,124	$14	3,798	$4	37,812	$38	11,893,007	$11,893	(187)	$(78,456)	$260,651,097	$(257,506,660)	$3,536,706	$(298,075)	$6,316,563
Cash received for stock	—	—	—	—	762	1	—	—	—	—	—	—	—	—	569,999	—	—	—	570,000
Shares issued for minority interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	100,000	—	—	—	100,000
Deemed Dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	—	148,437	(148,437)	—	—	—
Shares issued for minority interest in Flyte, Inc.	—	—	—	—	134	—	—	—	—	—	—	—	—	—	—	—	(100,000)	—	(100,000)
Shares issued for conversion of note	—	—	—	—	134	—	—	—	—	—	—	—	—	—	28,139	—	—	—	28,139
Shares issued for settlement of liabilities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	36,820	—	—	—	36,820
Sale of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,885,097	—	2,885,097
Stock based compensation in Creatd, Inc.	—	—	—	—	34	—	—	—	—	—	—	—	—	—	770,812	—	—	—	770,812
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(779,746)	(780,017)	—	(1,559,763)
Balance, September 30, 2025	450	$—	2,283	$2	15,188	$15	3,798	$4	37,812	$38	11,893,007	$11,893	(187)	$(78,456)	$262,305,304	$(258,434,843)	$5,541,786	$(298,075)	$9,047,668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Creatd, Inc.
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2026	2025
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss for the period	$(20,161,579)	$(5,071,919)
Adjustments to reconcile net loss to cash for operating activities
Depreciation and amortization	25,660	46,074
Accretion of debt discount and issuance cost	2,017,468	49,773
Stock based compensation and stock issued for services	14,527,673	4,080,995
Stock based compensation in consolidated subsidiaries	—	2,785,097
Unrealized gain on marketable securities	1,484,326	(165,002)
Change in derivative liability	(673,693)	—
Loss from discontinued operations	466,499	—
Loss on disposal of discontinued operations	912,840	—
Gain on extinguishment of debt	—	(736,561)
Amortization of right of use asset	1,669	22,277
Amortization of discount on note receivable	(191,144)	—
Settlement of liabilities	(1,633,527)	(2,765,417)
Inducement expense	—	17,840
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable	6,500	1,925
Prepaid expenses and other current assets	164,260	19,875
Deposits and other assets	—	29,053
Deferred revenue	(34,855)	(21,117)
Accounts payable and accrued liabilities	(770,532)	403,502
Net cash used in operating activities	(3,858,435)	(1,303,605)

Cash flows from investing activities:
Cash received from sale of interest in Flyte, Inc.	—	100,000
Purchases of marketable securities	(828,016)	—
Proceeds from sales of marketable securities	4,002,528	—
Cash received in consideration for disposal of business, net of cash divested	993,332	—
Purchases of property and equipment	(252,722)	—
Collections on note receivable	3,200,000	—
Advances under note receivable	(15,000)	—
Purchase of minority investment in businesses	(250,000)	—
Net cash provided by investing activities	6,850,122	100,000

Cash flows from financing activities:
Proceeds from issuance of notes payable and warrants	164,500	159,854
Proceeds from issuance of convertible notes	300,000	—
Proceeds from issuance of preferred stock	—	1,231,000
Proceeds from issuance of common stock	—	276,138
Purchase of noncontrolling interest	(263,691)	—
Principal payments on finance lease liabilities	(1,533)	—
Repayment of notes payable	(295,517)	(326,709)
Repayment of convertible notes	—	(10,760)
Proceeds from the exercise of warrants	—	2,000
Repurchase of preferred stock	(86,854)	—
Purchase of treasury stock	(2,507)	—
Net cash (used in) provided by financing activities	(185,602)	1,331,523

Effect of exchange rate changes on cash	—	(358)

Net increase in cash and cash equivalents	2,806,085	127,560

Cash and cash equivalents at beginning of period	221,742	15,490

Cash and cash equivalents at end of period	$3,027,827	$143,050

Supplemental disclosure of cash flow information:
Cash paid for interest	$52,423	$54,000
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for acquisition of business	$—	$14,072,253
Goodwill recognized in acquisition of business	—	8,085,003
Intangible assets recognized in acquisition of business	—	7,821,867
Shares issued with debt	—	2,122
Warrants issued with debt	—	12,046
Stock paid for marketable securities	—	16,257
Stock paid for minority investments	—	839,500
Non-cash settlement of liabilities	363,554	9,198
Common stock issued upon conversion of notes payable	—	28,140
Deemed dividend	4,622,214	1,511,691
Conversion of convertible notes and derivative liabilities into common stock	2,460,446	—
Preferred stock receivable in consideration for disposal of business	5,614,086	—
Promissory Note Receivable issued in consideration for disposal of business	4,787,469	—
Liabilities assumed as consideration for disposal of business	239,446	—
Debt discount recorded on issuance of convertible note from equity classified warrants	238,170	—
Day 1 bifurcation of embedded derivative on convertible note	61,830	—
Right-of-use assets obtained in exchange for new finance lease liabilities	10,012	—
Common stock and Series B preferred stock issued in exchange for minority investments	3,631,400	—
Settlement of convertible notes with marketable securities	620,253	—
Common stock issued for prepaid services	220,540	21,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Creatd, Inc.
September 30, 2026
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
On May 7, 2026, the Board of Directors approved the repurchase of Common Shares and Series A Preferred Shares of Vocal, Inc. from certain officers, employees, and directors for aggregate consideration of approximately $111,291, increasing the Company's ownership of Vocal, Inc. from 20.00% to 51.00% and restoring it as a majority-owned, consolidated subsidiary as further described in Note 8 – Stockholders' Equity.
On May 20, 2026, the Board of Directors approved a substantially similar repurchase of Common Shares and Series A Preferred Shares of OG Collection, Inc. from certain officers, employees, and directors for aggregate consideration of approximately $74,400, increasing the Company's ownership of OG Collection, Inc. from 20.00% to 51.00% and restoring it as a majority-owned, consolidated subsidiary as further described in Note 8 – Stockholders' Equity. On September 11, 2026, the Board of Directors approved a further repurchase of Series A Preferred Shares of OG Collection, Inc. from certain officers, employees, and a director for aggregate consideration of $78,000, increasing the Company’s ownership of OG Collection, Inc. from 51.00% to 83.50% as further described in Note 8 – Stockholders' Equity.
On September 23, 2026, the Company acquired 9.09% of equity in C2 Capital Group, Inc. (“C2”), the operator of C2 Live, a creator-focused live streaming platform, in the form of 968,361 shares of its common stock. As consideration for this acquisition, C2 received 300,000 shares of the Company’s common stock and 25,064 shares of the Company’s Series B Convertible Preferred Stock, with an aggregate fair value of $3,631,400. See Note 10 – Acquisitions, Investments and Disposals.

On September 28, 2026, the Company acquired 2.46% of equity in BRKR.IO, Inc. (“Breakr”), a privately held software platform serving creator-marketing agencies, in the form of 841,212 shares of its Series Seed Preferred Stock, together with a warrant to purchase 1,261,818 additional shares of Series Seed Preferred Stock. As consideration for this acquisition, Breakr received $250,000 in cash. Effective September 23, 2026, the Company also entered into a six-month Statement of Work to provide advisory, workout and financial consulting services to Breakr in exchange for $15,000 per month and options to purchase 432,047 shares of Breakr common stock. See Note 10 – Acquisitions, Investments and Disposals.

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
Principles of consolidation

The Company consolidates all majority-owned subsidiaries in which the parent’s power to control exists.
As of September 30, 2026 and December 31, 2025, the Company’s consolidated subsidiaries and/or entities are as follows:

		Company Ownership Interest
Name of combined affiliate	State or other jurisdiction of incorporation or organization	September 30, 2026	December 31, 2025
Jerrick Ventures LLC	Delaware	100%	100%
Abacus Tech Pty Ltd	Australia	100%	100%
OG Collection, Inc.	Delaware	84%	20%
Vocal, Inc.	Nevada	51%	20%
S96 NYC, LLC	New York	100%	100%
Fly Flyte, Inc.	New York	—%	80%
Ponderosa Air, LLC	New York	—%	100%
All intercompany balances and transactions have been eliminated.
Fair Value of Financial Instruments
The fair value measurement disclosures are grouped into three levels based on valuation factors:
•Level 1 – quoted prices in active markets for identical investments
•Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)
•Level 3 – significant unobservable inputs (including Company assumptions in determining the fair value of investments)
The Company’s Level 1 assets/liabilities include cash, accounts receivable, accounts payable, and prepaid and other current assets. Management believes the estimated fair value of these accounts at September 30, 2026 and December 31, 2025 approximate their carrying value as reflected in the condensed consolidated balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

The Company does not currently hold any Level 2 assets/liabilities.
The Company’s Level 3 assets/liabilities include goodwill, intangible assets, and derivative liability. Inputs to determine fair value are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined by using model-based techniques, including option pricing models and discounted cash flow models. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.
The following tables provide a summary of the relevant assets that are measured at fair value on a recurring basis:
Fair Value Measurements as of
September 30, 2026

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$586,974	$586,974	$—	$—
Total assets	$586,974	$586,974	$—	$—
Liabilities:
Derivative liabilities	$10,667	$—	$—	$10,667
Total Liabilities	$10,667	$—	$—	$10,667
Fair Value Measurements as of
December 31, 2025

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$251,983	$251,983	$—	$—
Total assets	$251,983	$251,983	$—	$—
Liabilities:
Derivative Liabilities	$1,668,038	$—	$—	1,668,038
Total Liabilities	$1,668,038	$—	$—	$1,668,038

The Company’s marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. There have been no material changes to the Company’s fair value measurement techniques since December 31, 2025, as disclosed in its Annual Report.

The following tables provide a summary of the relevant assets that are measured at fair value on a non-recurring basis:
Fair Value Measurements as of
September 30, 2026

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Intangible assets, net	$19,597	$—	$—	$19,597
Total assets	$19,597	$—	$—	$19,597

Fair Value Measurements as of
December 31, 2025

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Intangibles assets, net	$28,043	$—	$—	28,043
Total assets	$28,043	$—	$—	$28,043

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) or Financial Claims Scheme (“FCS”) insurable limits. The Company has never experienced any losses related to these balances. The uninsured cash balance as of September 30, 2026 was approximately $2,352,000. The Company does not believe it is exposed to significant credit risk on cash and cash equivalents.
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
Capitalized Software Development Costs
The Company capitalizes certain costs incurred to develop internal-use software, including its hosted Vocal platform, in accordance with ASC Topic 350-40, "Intangibles – Goodwill and Other – Internal-Use Software" ("ASC 350-40"). Costs incurred during the preliminary project stage and the post-implementation and operation stage are expensed as incurred. Costs incurred during the application development stage, including external direct costs of services provided by third-party developers and payroll and payroll-related costs for employees who devote time directly to the project, are capitalized once the preliminary project stage is complete, management has authorized and committed to funding the project, and it is probable the project will be completed and the software will be used to perform its intended function. Costs of upgrades and enhancements to existing software are capitalized only to the extent they result in additional functionality; costs incurred for maintenance, training, and data conversion are expensed as incurred. Capitalized software development costs are included in property and equipment, net, and are amortized on a straight-line basis over the estimated useful life of the software of three years, commencing when the software is placed in service. Capitalized software is evaluated for impairment consistent with the Company's policy for long-lived assets. As of September 30, 2026, the Company had capitalized software development costs of $221,070, which was placed in service on July 1, 2026; accordingly, amortization recognized during the three and nine months ended September 30, 2026 was $12,958 and $12,958, respectively.

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
As of September 30, 2026 and December 31, 2025, the Company has $0 goodwill on its condensed consolidated balance sheets. The Company recorded no impairment charges during the three and nine months ended September 30, 2026 and 2025.
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

Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. The Company routinely reviews the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If the Company changes the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life. As of September 30, 2026 and December 31, 2025, the Company has $19,597 and $28,043, respectively, of intangible assets on its condensed consolidated balance sheets. The intangible assets presented on the condensed consolidated balance sheets as of September 30, 2026 relate to the Company's July 2024 acquisition of Studio 96 Publishing.
The breakdown of intangible assets, net of amortization, as of September 30, 2026 is as follows:

Asset Description	Amount
Customer Relations	$3,978
Know-How and Intellectual Property	10,608
Website & Apps	5,011
Total Intangible Assets	$19,597
Amortization expense from intangible assets was $2,878 and $6,631 for the three months ended September 30, 2026 and 2025, respectively. Amortization expense from intangible assets was $8,446 and $19,892 for the nine months ended September 30, 2026 and 2025, respectively.
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
As of September 30, 2026 and December 31, 2025, the Company had $10,667 and $1,668,038 of derivative liability on its condensed consolidated balance sheets, respectively. This decrease was primarily attributable to the conversion and settlement of convertible notes during the quarter, with the remaining derivative liability associated with the bifurcated conversion features of the Company’s outstanding convertible notes, as re-measured under the Monte Carlo simulation model at the September 30, 2026 balance sheet date, reflecting the shorter remaining term and updated market-based inputs. During the nine months ended September 30, 2026, the change in the derivative liability reflected $61,830 recorded as debt discount on the issuance of convertible notes, a $673,693 net gain recognized in earnings, $749,162 reclassified to equity upon the conversion of convertible notes, and $296,346 derecognized upon the settlement of convertible notes. The significant unobservable inputs used in the Monte Carlo simulation model as of September 30, 2026 were expected volatility of 149.34% and a 75% probability of a successful uplisting.
During the three and nine months ended September 30, 2026 and 2025, the Company recorded a change in the derivative valuation of $34,049 and $673,693, and $0 and $0, respectively.
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
Revenue from continuing operations disaggregated by revenue source for the three and nine months ended September 30, 2026 and 2025 consists of the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Agency (Managed Services + Branded Content)	$130,482	$223,925	$270,732	$426,750
Platform (Creator Subscriptions)	90,585	112,526	291,523	369,282
Ecommerce	4,987	3,633	41,467	32,882
Total Revenue	$226,054	$340,084	$603,722	$828,914
The Company utilizes the output method to measure the results achieved and value transferred to a customer over time. Timing of revenue recognition from continuing operations for the three and nine months ended September 30, 2026 and 2025 consists of the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Products and services transferred over time	$220,989	$336,349	$561,983	$795,693
Products transferred at a point in time	5,065	3,735	41,739	33,221
	$226,054	$340,084	$603,722	$828,914
Customer and Sales Concentrations
The Company’s revenue stream may be dependent on a limited number of key customers. A loss of any significant customer, a decline in demand from such customers, or a deterioration in their financial condition could negatively impact the Company’s future revenues and profitability.

During the three and nine months ended September 30, 2026, two customers represented 33.18% and 13% of total revenues, and, two customers represented 22% and 11% of total revenues, respectively. During the three and nine months ended September 30, 2025, one customer represented 54%, and, two customers represented 33% and 11% of total revenues, respectively.
Agency Revenue
Managed Services
The Company provides Studio/Agency Service offerings to business-to-business ("B2B") and business-to-consumer ("B2C") product and service brands which encompasses a full range of digital marketing and e-commerce solutions. The Company’s services include the setup and ongoing management of clients’ websites, Amazon and Shopify storefronts and listings, social media pages, search engine marketing, and other various tools and sales channels utilized by e-commerce sellers for sales and growth optimization. The Company also provides advisory and financial consulting services. Contracts are broken into three categories: Partners, Monthly Services, and Projects. Contract amounts for Partner and Monthly Services clients range from approximately $5,000-$45,000 per month while Project amounts vary depending on the scope of work. Partner and Monthly clients are billed monthly for the work completed within that month. Revenue is recognized over time as service obligations and milestones in the contract are met. Noncash consideration received for services is measured at fair value at contract inception and recognized as revenue over the service period.

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
For subscription revenue, the Company expects to recognize the deferred revenue within the next twelve months, over the life of the subscription. For contract liabilities, the Company will recognize the deferred revenue as the related services are performed, which can vary depending on the nature of the contract but is generally expected to occur within one year.
As of September 30, 2026 and December 31, 2025, the Company had deferred revenue of $136,720 and $118,862, respectively. During the nine months ended September 30, 2026, the Company recognized $111,030 of revenue that was included in the deferred revenue balance as of December 31, 2025. The increase of $17,858 reflects contract liabilities recorded under a statement of work for advisory services, partially offset by the recognition of previously deferred subscription revenue in excess of new subscription billings.
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
During the three and nine months ended September 30, 2026 and 2025, the Company recorded $0 as a credit loss.
Notes Receivable

Notes receivable are carried at amortized cost, net of any unamortized discount and allowance for credit losses. A note received as consideration in a transaction is recorded at its fair value at the date received, and any difference between the fair value and the face amount is amortized to interest income over the term of the note. Interest income is recognized as earned. The Company adheres to the provisions of ASC 326, Financial Instruments – Credit Losses, and evaluates the collectibility of its notes receivable at each reporting date.

As of September 30, 2026, notes receivable consist of the promissory note received as consideration for the sale of Fly Flyte, Inc., as described in Note 10 – Acquisitions, Investments and Disposals, and a $15,000 advance under a $50,000 secured revolving line of credit extended to THEPOWERHOUSE, LLC on September 29, 2026, bearing interest at 15.5% and maturing June 29, 2027, subject to an automatic ninety-day extension at 19.0%.

Investments

The Company accounts for its investments in equity securities in accordance with ASC 321, Investments – Equity Securities. Equity securities with readily determinable fair values, which consist of publicly traded stocks, are presented as marketable securities and are measured at fair value, with changes in fair value recognized in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

Equity securities without readily determinable fair values, which consist of the Company’s minority equity interests in privately held businesses over which the Company does not have control or significant influence, are measured at cost, less impairment, adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting date, the Company performs a qualitative assessment to evaluate whether these investments are impaired. If the assessment indicates that an investment is impaired, the Company measures the investment at fair value and recognizes the difference between fair value and carrying amount in net loss. See Note 10 – Acquisitions, Investments and Disposals.

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
During the three and nine months ended September 30, 2026 and 2025, the Company recognized $22,018 and $141,015, and, $186,074 and $293,406 in marketing and advertising costs, respectively.
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
Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, the Company's equity–based compensation could be materially different in the future. The Company issues awards of equity instruments, such as stock options and restricted stock units, to employees and certain non-employee directors. Compensation expense related to these awards is based on the fair value of the underlying stock on the award date and is amortized over the service period, defined as the vesting period. The vesting period is generally one to three years. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock units. Compensation expense is reduced for actual forfeitures as they occur.
During the three and nine months ended September 30, 2026 and 2025, the Company recorded $1,095,876 and $13,844,028, and, $770,812 and $4,080,995 in stock based compensation expense, respectively. The increase is primarily attributable to the issuance of stock options to the Company's officers, directors, employees, and consultants during the period, substantially all of which vested upon grant and were therefore recognized in full at their grant-date fair value.
Loss Per Share
Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Shares issuable upon the exercise of pre-funded warrants, which are exercisable for nominal consideration, are included in the weighted-average number of common shares outstanding from the date of issuance. The Company’s Series B Convertible Preferred Stock participates in dividends with the common stock on an as-converted basis and is a participating security; because its holders have no contractual obligation to share in the Company’s losses, no portion of the net loss is allocated to it. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. For the three and nine months ended September 30, 2026 and 2025, the weighted-average number of common shares outstanding excludes common stock equivalents consisting of stock options, warrants, convertible preferred stock and convertible notes, because their inclusion would be anti-dilutive.
As of September 30, 2026 and 2025, the Company had the following common stock equivalents:

	September 30,
	2026	2025
Series B preferred	668,374	—
Series E preferred	11	2
Series F preferred	—	22,830
Series G preferred	108,150	759,400
Series H preferred	—	284,850
Series I preferred	—	735,643
Options	2,599,621	11,396,796
Warrants	641,581	34,850,761
Convertible notes	3,160	122,467
Totals	4,020,897	48,172,749
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

This ASU, as clarified by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, is effective for annual periods beginning after December 15, 2026, and for interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted.
The Company is currently evaluating the impact of ASU 2024-03 on its expense disclosures and related reporting requirements.
In July 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which clarifies that share-based noncash consideration received from a customer is accounted for under Topic 606. This ASU is effective for annual periods beginning after December 15, 2026, and for interim periods within those annual periods.
The Company is currently evaluating the impact of ASU 2025-07 on its condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes the project stage model and requires capitalization of software costs once management has authorized and committed to funding the project and it is probable the project will be completed. This ASU is effective for annual periods beginning after December 15, 2027, and for interim periods within those annual periods. The Company is currently evaluating the impact of ASU 2025-06 on its condensed consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying condensed consolidated financial statements.

Note 3 – Liquidity and Resolution of Going Concern
As of September 30, 2026, the Company had cash of $3,027,827 and working capital of $2,677,871, compared to cash of $221,742 and a working capital deficit of $6,818,212 as of December 31, 2025. The working capital deficit and recurring losses from operations as of December 31, 2025 raised substantial doubt about the Company’s ability to continue as a going concern. During the nine months ended September 30, 2026, the Company completed the sale of Fly Flyte, Inc. (see Note 10 – Acquisitions, Investments and Disposals) and received cash consideration, collections on the related promissory note and proceeds from the sale of the Series D Convertible Preferred Stock received as consideration. The Company also converted or settled substantially all of its convertible notes and the related derivative liability and reduced its accounts payable and accrued liabilities. Based on these actions and its forecasted cash flows, management has concluded that substantial doubt about the Company’s ability to continue as a going concern no longer exists for one year from the date these condensed consolidated financial statements are issued.
Note 4 – Property and Equipment
Property and equipment stated at cost, less accumulated depreciation, consisted of the following at:

	September 30, 2026	December 31, 2025
Computer Equipment	$459,307	$457,893
Furniture and Fixtures	214,762	184,524
Software	221,070	13,564
	895,139	655,981
Less: Accumulated Depreciation	(653,456)	(649,805)
	$241,683	$6,176
Depreciation expense from continuing operations was $14,263 and $2,032 for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025 depreciation expense from continuing operations was $17,214 and $16,700, respectively.

Note 5 – Notes Payable
Notes payable as of September 30, 2026 and December 31, 2025 is as follows:

	Outstanding Principal as of September 30, 2026	Outstanding Principal as of December 31, 2025	Interest Rate	Original Maturity Date
The April 20 2023 Loan Agreement	$—	$31,213	-%	June 2026
The December 30, 2024 Loan Agreement	—	23,965	20%	February 2026
The May 31, 2024 Loan Agreement	—	55,000	15%	June 2026
The June 1, 2025 Loan	—	81	-%	December 2026
The July 23, 2025 Loan Agreement	—	358	None OID only	January 2027
The October 1, 2025 Loan Agreement	—	18,677	None OID only	April 2027
The January 5, 2026 Loan Agreement	4,548	—	None OID only	January 2027
The January 29, 2026 Loan Agreement	—	—	20%	July 2026
The February 9, 2026 Loan Agreement	4,050	—	None OID only	August 2027
	8,598	129,294
Less: Debt Discount	3,250	8,164
Total Debt	5,348	121,130
Less: Current Debt	(5,348)	(106,819)
Total Long Term Debt	$—	$14,311
The June 13, 2020 Loan Agreement
On June 13, 2020, Flewber Global, Inc. received a loan of $63,800 from the United States’ Small Business Administration (“SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). This loan was assumed by the Company on February 27, 2025 as part of the acquisition of Flewber Global, Inc.
This loan accrues interest at 3.75% per annum. The balance of principal and interest will be fully repaid thirty years from the date the loan was received. Future payments of $3,732 will be made each year, in the form of monthly payments of $311 until the principal balance is fully repaid. During the three and nine months ended September 30, 2026 the Company recorded $0 and $384 in interest expense, respectively. During the three and nine months ended September 30, 2025, the Company recorded $554 and $754 in interest expense, respectively.
In connection with the sale of Fly Flyte Inc., Note 10 – Acquisitions, Investments and Disposals and Note 11 – Discontinued Operations, on March 9, 2026 the SBA loan, with a carrying value of $57,291, was derecognized upon the divestiture, as the obligor under the note was the entity included in the disposal group. All accrued interest had been paid prior to the closing, and no material accrued interest remained outstanding at the date of sale. Upon the loss of control and deconsolidation of the divested entity in accordance with ASC 810-10-40, the note was removed from the Company's condensed consolidated balance sheets, and its carrying value was included in the net assets disposed of in the determination of the loss on sale. Accordingly, as of December 31, 2025, the SBA note was outstanding, but as of September 30, 2026, it was no longer outstanding.
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
During the three and nine months ended September 30, 2026 and 2025, the Company recorded $0 in accretion of debt discount, respectively. As of September 30, 2026 and December 31, 2025, this note was no longer outstanding.
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
The April 5th, 2024 Loan Agreement

On April 5, 2024, the Company entered into a promissory note agreement (the “April 5 Loan Agreement”) with a lender (“April 5 lender”), whereby the April 5 lender issued the Company a promissory note of $56,250 (the “April 5 Note”). The original maturity date of the April 5 Note is February 15, 2025. This note has a flat interest fee of 15%. During the three and nine months ended September 30, 2026 the Company recorded $0 in interest expense. During the three and nine months ended September 30, 2025, the Company recorded $0 and $1,228, in interest expense, respectively. As of September 30, 2026 and December 31, 2025, the balance of accrued interest was $0.
The Company recorded a $11,250 debt discount relating to an original issue discount and debt issuance costs of $5,000. The debt discount is being accreted over the life of the note. During the three and nine months ended September 30, 2026 and 2025, the Company recorded $0 and $0, and $0 and $2,366, in accretion of debt discount, respectively. The debt discount was fully amortized as of December 31, 2025.
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
The Company recorded a $24,600 debt discount relating to an original issue discount and debt issuance costs of $2,400. The debt discount is being accreted over the life of the note. During the three and nine months ended September 30, 2026 and 2025, the Company recorded $0 and $0, and $0 and $9,099, in accretion of debt discount, respectively. As of December 31, 2025, the discount had been fully amortized.
On July 7, 2025, the Company and the May 3 Loan Agreement Lender agreed to settle the outstanding balance of the note with a $11,000 cash payment against the balance and forgave the remainder of the balance. This note was no longer outstanding as of December 31, 2025.

The May 31, 2024 Loan Agreement
On May 31, 2024, the Company entered into a promissory note agreement (the “May 31 Loan Agreement”) with a lender (the “May 31 Lender”) whereby the May 31 Lender issued the Company a promissory note in the amount of $60,000. The Maturity Date of the note is May 31, 2025. The Company recorded debt issuance costs of $1,800 for an original issue discount. The debt discount is being accreted over the life of the note. The principal of the note shall be due and payable in full on the Maturity Date. During the three and nine months ended September 30, 2026 and 2025, the Company recorded $0 and $0, and $0 and $745, respectively, in accretion of debt issuance costs. The debt issuance costs have been fully amortized as of December 31, 2025.
The note has a flat interest fee of 15%. During the three and nine months ended September 30, 2026 and 2025, the Company recorded $0 and $2,697, and $0 and $4,110, respectively, in interest expense. As of September 30, 2026 and December 31, 2025, the balances of accrued interest was $0 and $11,267, respectively.
On January 12, 2026, the Company entered into a settlement agreement with the May 31, 2024 Loan Agreement Lender, whereby the Company agreed to pay $46,899 over a period of six monthly installments through June 2026. Upon completion of the full settlement payment, the remainder of the balance shall be forgiven and the loan will be completed. During 2026, the settlement agreement was paid in full. During the three and nine months ended September 30, 2026, the Company recorded $0 and $22,254, respectively in gain on settlement of liabilities in the accompanying condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2026, the note is no longer outstanding.
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
The Company recorded debt issuance costs of $1,615. The debt discount is being accreted over the life of the note. During the three and nine months ended September 30, 2026 and 2025, the Company recorded $0 and $0, and $0 and $428, in accretion of debt discount, respectively. As of December 31, 2025, the discount had been fully amortized.
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
The Company recorded debt issuance costs of $3,841. The debt discount is being accreted over the life of the note. During the three and nine months ended September 30, 2026 and 2025, the Company recorded $0 and $0, and $0 and $3,364, in accretion of debt discount. As of December 31, 2025, the discount had been fully amortized.
As of September 30, 2026 and December 31, 2025, this note is no longer outstanding.
The December 30, 2024 Loan Agreement
On December 30, 2024, the Company entered into a loan agreement with Jeremy Frommer, Chief Executive Officer, consolidating three prior notes into a single promissory note with a principal amount of $117,614 at an interest rate of 20% per annum. The note matured February 28, 2026 and entered into default; on March 30, 2026, the outstanding principal and accrued interest were repaid in full and the lender waived all default interest and penalties of $1,430. This is included in the gain on settlement of liabilities in the accompanying condensed consolidated statement of operations and other comprehensive income for the three and nine months ended September 30, 2026. This note is no longer outstanding as of September 30, 2026. See Note 7 – Related Party for additional information regarding this note.
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
On February 27, 2025, the outstanding balance of $65,000 became a liability of the Company through the acquisition of Flewber Global, Inc. The note was settled in full on November 13, 2025 through a $25,000 cash payment and the conversion of the remaining balance into 200 shares of Series A preferred stock, for a consideration value of $24,000. During the three and nine months ended September 30, 2026 and 2025, the Company recorded $0 in interest expense. As of December 31, 2025, this note is no longer outstanding. See Note 11 – Discontinued Operations.
The February 27, 2025 Loan Agreement
On February 27, 2025, as part of the acquisition of Flewber Global, Inc., the Company assumed a demand loan between Flewber Global, Inc. and its CEO, Marc Sellouk in the amount of $365,000 (the "February 27, 2025 Note"). The Company formalized the loan through a written agreement (the "February 27, 2025 Loan Agreement”). The Loan Agreement had a maturity date of February 27, 2026 and accrues interest at a flat monthly rate of $3,000 per month. During the three and nine months ended September 30, 2026 and 2025, the Company recorded $0 and $9,000, and, $8,975 and $21,088, in interest expense, respectively. See Note 7 – Related Party for additional information regarding this note.
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
The Company recorded debt issuance costs of $4,771. The debt discount is being accreted over the life of the note. During the three and nine months ended September 30, 2026 and 2025, the Company recorded $0 and $3,439, and $998 and $1,250, in accretion of debt discount, respectively. As of September 30, 2026, the debt discount balance was $0 and as of December 31, 2025, the debt discount balance was $3,439. As of September 30, 2026, this note is no longer outstanding and as of December 31, 2025, this note was outstanding.
The First June 4, 2025 Loan Agreement
On June 4, 2025, the Company entered into a loan agreement (the “First June 4, 2025 Loan Agreement”) with a lender (the “First June 4, 2025 Lender”) whereby the First June 4, 2025 Lender issued the Company a promissory note of $12,500 (the “First June 4, 2025 Notes”). The note had a maturity date of June 30, 2025.
As additional consideration, the First June 4, 2025 Lender was issued 37,500 5-year warrants to purchase the Company’s common stock at an exercise price of $1.00 per share. The Company accounted for the issuance of the warrants and the note using the relative fair value method. The total relative fair value was allocated as follows: $6,477 to the debt instrument (52%) and $6,023 to the warrants (48%). The Company recorded a $6,023 debt discount over the life of the note. During the three and nine months ended September 30, 2026 and 2025, the Company recorded $0 and $0, and $0 and $6,023, in accretion of debt discount, respectively. As of December 31, 2025 the discount has been fully amortized.
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
During the three and nine months ended September 30, 2026 and 2025, the Company recorded $0 in accretion of debt discount, respectively. As of December 31, 2025, the Note was no longer outstanding.
The July 23, 2025 Loan Agreement
On July 23, 2025, the Company entered into a loan agreement (the “July 23, 2025 Loan Agreement”) with a lender (the “July 23, 2025 Lender” whereby the July 23, 2025 Lender issued the Company a promissory note of $7,827. The maturity date of the July 23, 2025 Note is January 23, 2027 (the “Maturity Date”). The note does not accrue interest.
The Company recorded a debt discount of $1,027. The debt discount is being accreted over the life of the note. During the three and nine months ended September 30, 2026 and 2025, the Company recorded $0 and $634, and, $129 and $129, in accretion of debt discount, respectively. As of September 30, 2026 and December 31, 2025, the debt discount balance was $0 and $634, respectively.
As of September 30, 2026, the note is no longer outstanding. As of December 31, 2025 this note was outstanding.
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
The Company recorded a debt discount of $4,862. The debt discount is being accreted over the life of the note. During the three and nine months ended September 30, 2026 and 2025, the Company recorded $0 and $4,090, and $0 and $0, respectively, in accretion of debt discount and issuance costs. As of September 30, 2026 and December 31, 2025, the debt discount balance was $0 and $4,090, respectively.
As of September 30, 2026, the note is no longer outstanding.
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
As of September 30, 2026, the debt discount balance was $173, and the Company recorded $194 and $559, in accretion of debt discount during the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, this note was outstanding.

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

The Company recorded a $25,000 debt discount relating to the original issue discount, which is being accreted over the life of the note. During the three and nine months ended September 30, 2026, the Company recorded $8,500 and $17,251, respectively, in interest expense, and $4,006 and $25,000, respectively in accretion of debt discount. As of September 30, 2026, the note was paid in full.

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
The fixed fee of $5,308 was recorded as a debt discount and is being accreted over the term of the loan. During the three and nine months ended September 30, 2026, the Company recorded $893 and $2,261, respectively, in accretion of debt discount. The debt discount balance was $3,047 as of September 30, 2026. As of September 30, 2026, the note was outstanding.
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
Debt Maturities
The entire balance of $5,348 is due August 2027.
Note 6 – Convertible Notes Payable
Convertible notes payable as of September 30, 2026 and December 31, 2025 is as follows:

	Outstanding Principal as of September 30, 2026	Outstanding Principal as of December 31, 2025	Interest Rate	Conversion Price	Maturity Date
The First Tranche of Uplist Financing	$18,056	$1,580,556	—%	10*	January 2027
The Second Tranche of Uplist Financing	13,542	1,185,417	—%	10*	January 2027
	31,598	2,765,973
Less: Debt Discount	5,541	2,382,599
Total	$26,057	$383,374

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
During the three and nine months ended September 30, 2026 and 2025, the Company recorded $0 and $0, and $27,425 and $81,370 in interest expense, respectively. As of December 31, 2025, this note was no longer outstanding.
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
During the three and nine months ended September 30, 2026 and 2025, the Company recorded $0 and $0, and, $4,064 and $12,585, in interest expense, respectively. As of December 31, 2025 there was $0 in accrued interest. As of December 31, 2025, this note was no longer outstanding.
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
During the year ended December 31, 2024, the Company recorded a $29,463 debt discount relating to an original issue discount and the issuance of warrants, which is being amortized over the life of the note to accretion of debt discount and issuance cost. During the three and nine months ended September 30, 2026 and 2025, the Company recorded $0 and $0, and, $0 and $19,213, respectively, in accretion of debt discount. As of December 31, 2025, the debt discount had been fully amortized.
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
During the three and nine months ended September 30, 2026 and 2025, the Company recorded $0 and $0, and, $1,295 and $3,944, in interest expense, respectively. As of December 31, 2025, this note was no longer outstanding.
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

On November 9, 2025, the first tranche (the “First Tranche of Uplist Financing”) of $1,244,445 was funded at closing, whereby the nine Accredited Investors issued the Company a convertible promissory note of $1,555,556 with an original issuance discount of $311,111. The Company received net cash proceeds after the original issue discount. In addition, the Company recorded an additional $777,817 debt discount relating to the issuance of warrants as part of the financing arrangement, which is being amortized over the life of the note. On December 9, 2025, an additional accredited investor (the “Tenth Accredited Investor”) subscribed to the Uplisting Financing on substantially the same terms as the nine Accredited Investors. On such date, the Tenth Accredited Investor funded the first and second tranches of its investment. The first tranche of $20,000 was funded at closing, whereby the Tenth Accredited Investor issued the Company a convertible promissory note of $25,000 with an original issue discount of $5,000. The Company recorded an additional debt discount of $16,489 from the first tranche relating to the issuance of warrants as part of the financing arrangement, which is being amortized over the life of the notes. During the three and nine months ended September 30, 2026, the Company recorded $112,101 and $620,971, in amortization expense of debt discount, respectively. As of September 30, 2026 and December 31, 2025, the balance of debt discount is $2,759 and $952,221, respectively.
On December 5, 2025, the second tranche (the “Second Tranche of Uplist Financing”) of $933,333 was funded upon the submission of the Company’s Registration Statement to the Securities and Exchange Commission, whereby the nine Accredited Investors issued the Company a convertible promissory note of $1,166,667 with an original issuance discount of $233,334. The Company received net cash proceeds after the original issue discount. In addition, the Company recorded an additional $722,222 debt discount relating to the issuance of warrants as part of the financing arrangement, which is being amortized over the life of the note. On December 9, 2025, the Tenth Accredited Investor subscribed to the Uplisting Financing on substantially the same terms as the nine Accredited Investors. On such date, the Tenth Accredited Investor funded the first and second tranches of its investment. The second tranche of $15,000 was funded at closing, whereby the Tenth Accredited Investor issued the Company a convertible promissory note of $18,750 with an original issue discount of $3,750. The Company received aggregate net cash proceeds of $35,000 from the Tenth Accredited Investor on December 9, 2025. The Company recorded an additional debt discount of $10,568 from the second tranche, relating to the issuance of warrants as part of the financing arrangement, which is being amortized over the life of the notes. During the three and nine months ended September 30, 2026 and 2025, the Company recorded $112,404 and $566,108, and, $0 and $0, in accretion of debt discount, respectively. As of September 30, 2026 and December 31, 2025, the balance of debt discount is $2,782 and $898,641, respectively.
On January 16, 2026, the third tranche (the “Third Tranche of Uplist Financing”) of $300,000 was funded at closing, whereby one of the 10 Accredited Investors issued the Company an additional convertible promissory note of $375,000 with an original issuance discount of $75,000 and with common stock warrants, initially exercisable for an aggregate of 58,594 shares, with a term of five years from the date of issuance. The note had a 20% original issue discount, yielding net cash proceeds to the Company of $300,000. In addition, the Company recorded an additional $238,170 debt discount relating to the issuance of warrants as part of the financing arrangement, which is being amortized over the life of the note. During the three and nine months ended September 30, 2026, the Company recorded $60,421 and $200,837, respectively in amortization expense of debt discount. As of September 30, 2026, the balance of debt discount was $0.
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
The Company entered into customary registration rights requiring it to file and maintain a resale Registration Statement for the shares underlying the Notes and Warrants. The agreement sets specific deadlines for filing and effectiveness and provides investors with protections and remedies if the Company fails to meet these requirements. The resale Registration Statement was declared effective by the Securities and Exchange Commission on August 11, 2026
The Purchasers who invested at least $1,000,000 were also granted participation rights allowing them to purchase their pro rata portion of up to 50% of any future financing the Company conducts for a period of twelve months following the uplist, on the same terms and conditions as the new offering.
As part of the Uplisting Financing, holders of the Company's preferred stock agreed to convert their preferred shares into common stock. During the three months ended September 30, 2026, the Company completed substantially all of these conversions through a voluntary exchange. See Note 8 – Stockholders' Equity.
In connection with this note, the Company recognized a derivative liability of $648,464 for tranche 1, and $680,609 for tranche 2 during 2025. During 2026, and in connection with tranche 3, the Company recognized a derivative liability of $243,195. These derivatives are remeasured at fair value at each reporting period and a gain or loss on derivative is recorded on the condensed consolidated statements of operations and comprehensive loss as of the balance sheet date. These liabilities were recorded as additional debt discounts and amortized over the life of the note. However, because the liabilities, when added to the pre-existing debt discounts, exceeded the fair value of the notes, an immediate loss on derivative of $652,766 was recorded during the year ended December 31, 2025 for tranche 1 and tranche 2. For tranche 3, $61,830 was recorded as a debt discount and the Company recorded an immediate loss on derivative of $181,365 included in the change in derivative liability line item in the accompanying condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2026 and 2025, the Company recorded $0 and $593,567, and $0 and $0, respectively, in accretion of debt discount.
During the three months ended September 30, 2026, holders of the First, Second and Third Tranches of the Uplist Financing converted an aggregate of $2,234,375 of principal into shares of the Company’s common stock at the conversion price of $10.00 per share. The conversions were made in accordance with the original terms of the Notes; accordingly, the carrying amount of the converted Notes, net of unamortized debt discount, and the fair value of the related bifurcated derivative liability at the conversion date were reclassified to stockholders’ equity, and no gain or loss was recognized. See Note 8 – Stockholders' Equity.
On July 24, 2026, the Company settled the Notes held by two investors, with an aggregate principal amount of $875,000, through the transfer of 875 shares of Catheter Precision, Inc. Series D Convertible Preferred Stock held by the Company, with a fair value of $620,253, and the cancellation of 136,720 warrants held by those investors. The settlement was accounted for as a troubled debt restructuring under ASC 470-60. The Company recognized a gain on restructuring of $303,612, or $0 per share for the three months and $0.16 per share for the nine months ended September 30, 2026, included in the gain on settlement of liabilities, and a loss of $53,555 on the transfer of the preferred shares, included in realized loss on marketable securities in the accompanying condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2026, the remaining outstanding Notes are held by two investors
The entire balance of $31,598 in convertible notes payable matures on January 19, 2027.
Note 7 – Related Party
Officer compensation

During the three and nine months ended September 30, 2026 and 2025, the Company recorded $54,000 and $168,163, and, $28,087 and $121,295, respectively for living expenses for officers of the Company under general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
During the three and nine months ended September 30, 2026 and 2025, the Company recorded $27,750 and $95,750, and, $7,500 and $54,500, respectively, in insurance and consulting services to board members of the Company under general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. As of September 30, 2026 and December 31, 2025, there were $17,212 and $260,347, amounts due to board members, respectively.
In September 2026, the Company entered into settlement agreements with a director and its Chief Executive Officer to settle an aggregate of $324,180 of accrued compensation through cash payments of $20,000 and the grant of fully vested options to purchase an aggregate of 200,000 shares of the Company’s common stock at exercise prices of $1.91 and $2.00 per share. The options had an aggregate grant-date fair value of $395,000, and the excess of the fair value over the remaining liabilities settled, of $90,820, was recognized as stock-based compensation. As of September 30, 2026, $98,675 of accrued compensation remained payable to the Chief Executive Officer.
Repurchase of noncontrolling interest
In May 2026, the Company repurchased noncontrolling interests in its consolidated subsidiaries Vocal, Inc. and OG Collection, Inc. from certain officers and directors of the Company and its subsidiaries, for aggregate consideration of $185,691, of which $173,316 was paid to officers and directors.

In September 2026, the Company repurchased additional noncontrolling interests in OG Collection, Inc. from certain officers, directors and employees of the Company and its subsidiaries, for aggregate consideration of $78,000, of which $71,089 was paid to officers and directors.

These repurchases were approved by the Board of Directors by unanimous written consent and are described further in Note 8 – Stockholders' Equity.

Participation in voluntary exchange

During the three months ended September 30, 2026, certain officers, directors and employees of the Company exchanged warrants and converted preferred stock held by them into common stock on the same terms offered to all holders under the voluntary exchange, for which the Company issued an aggregate of 514,814 shares of common stock. See Note 8 – Stockholders' Equity.
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

On July 8, 2025, the Lender agreed to extend the maturity date of the April 2023 Note to December 31, 2025. The amendment was accounted for as a debt modification in accordance with ASC 470-50.
On December 30, 2025, the Lender agreed to extend the maturity date of the April 2023 Note to June 30, 2026. The amendment was accounted for as a debt modification in accordance with ASC 470-50.
During the three and nine months ended September 30, 2026 and 2025, the Company recorded $0 and $2,521, and $1,027 and $4,665, in interest expense, respectively. As of September 30, 2026 and December 31, 2025, the accrued interest balance on this note was $0 and $3,024. During the three months ended September 30, 2026 the loan was paid off. As of September 30, 2026, the note was no longer outstanding.
Services agreement with BC3 Technologies, Inc.
Beginning in August 2026, Vocal, Inc., a subsidiary of the Company, provides agency services to BC3 Technologies, Inc. (“BC3”). Arthur Rosen, a director of the Company, is the Chief Financial Officer and a minority shareholder of BC3. During the three and nine months ended September 30, 2026, the Company recognized $39,365 of revenue from BC3. As of September 30, 2026, amounts due from BC3 were $19,432 and are included in accounts receivable in the accompanying condensed consolidated balance sheets.

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
The Company accrues interest at the rate of 20% per annum on the outstanding balance of the note. During the three and nine months ended September 30, 2026 and 2025, the Company recorded $0 and $1,086, and $4,627 and $14,839, of interest expense, respectively. As of September 30, 2026 and December 31, 2025, the balance of accrued interest was $0.
On March 30, 2025, the Lender agreed to extend the maturity date of the December 30, 2024 Note until February 28, 2026.
The December 30, 2024 Loan Agreement with Jeremy Frommer matured on February 28, 2026 and entered into default. On March 30, 2026, the outstanding principal and accrued interest were repaid in full, and the lender waived all default interest and related penalties of $1,430. This is included in the gain on settlement of liabilities in the accompanying condensed consolidated statements of operations and other comprehensive income for the three and nine months ended September 30, 2026. As of September 30, 2026, this note is no longer outstanding.
The February 27, 2025 Loan Agreement
On February 27, 2025, as part of the acquisition of Flewber Global, Inc., the Company assumed a demand loan between Flewber Global, Inc. and its CEO, Marc Sellouk in the amount of $365,000 (the "February 27, 2025 Note"). The Company formalized the loan through a written agreement (the "February 27, 2025 Loan Agreement”). The Loan Agreement has a maturity date of February 27, 2026 and accrues interest at a flat monthly rate of $3,000 per month. During the three and nine months ended September 30, 2026 and 2025, the Company recorded $0 and $9,000, and, $8,975 and $21,088, in interest expense, respectively.
In connection with the sale of Fly Flyte Inc., see Note 10 – Acquisitions, Investments and Disposals and Note 11 – Discontinued Operations, on March 9, 2026 the February 27, 2025 Note, with a carrying value of $361,143, was derecognized upon the divestiture, as the obligor under the note was the entity included in the disposal group. All accrued interest had been paid prior to the closing, and no material accrued interest remained outstanding at the date of sale. Upon the loss of control and deconsolidation of the divested entity in accordance with ASC 810-10-40, the note was removed from the Company's condensed consolidated balance sheets, and its carrying value was included in the net assets disposed of in the determination of the loss on sale. Accordingly, as of December 31, 2025, the February 27, 2025 Note was outstanding, and as of September 30, 2026, it was no longer outstanding.

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

The Company recorded a $25,000 debt discount relating to the original issue discount, which is being accreted over the life of the note. During the three and nine months ended September 30, 2026, the Company recorded $8,500 and $17,251, respectively, in interest expense, and $4,006 and $25,000, respectively in accretion of debt discount. During the three months ended September 30, 2026, the loan was paid off. As of September 30, 2026, the note was no longer outstanding.

Note 8 – Stockholders’ Equity
Shares Authorized
The Company is authorized to issue up to three billion and twenty million (3,020,000,000) shares of capital stock, of which three billion (3,000,000,000) shares are designated as common stock, par value $0.001 per share, and twenty million (20,000,000) are designated as preferred stock, par value $0.001 per share.
Preferred Stock
Series A Convertible Preferred Stock
On November 20, 2025, the Company filed a Certificate of Designation for the Preferred Series A class of stock. The Company has designated 50,000 shares of Series A Convertible Preferred stock and has 0 shares issued and outstanding as of September 30, 2026.

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

During the three and nine months ended September 30, 2026, holders converted all 1,087 outstanding shares of Series A Preferred Stock into common stock in connection with the voluntary exchange. During the nine months ended September 30, 2025, there was no activity in the Series A Preferred stock.

Series B Convertible Preferred Stock
On September 23, 2026, the Company filed a Certificate of Designation for the Preferred Series B class of stock. The Company has designated 100,000 shares of Series B Convertible Preferred stock and has 25,064 shares issued and outstanding as of September 30, 2026.

The shares of Series B Preferred Stock have a stated value of $100 per share and are convertible into Common Stock at the election of the holder, at any time beginning six months following the Issuance Date, at a price of $3.75 per share, subject to adjustment only for stock dividends, stock splits and similar events. Each holder of Series B Preferred Stock shall be entitled to receive, with respect to each share of Series B Preferred Stock then outstanding and held by such holder, dividends on shares of Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends shall be paid on shares of Preferred Stock.

The holders of Series B Preferred Stock shall be paid pari passu with the holders of Common Stock with respect to payment of dividends and rights upon liquidation and shall have no voting rights. The “Beneficial Ownership Limitation” shall be 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of Preferred Stock held by the applicable Holder.

On September 23, 2026, the Company acquired 9.09% of equity in C2 Capital Group, Inc. As consideration for this acquisition, C2 Capital Group, Inc. received 25,064 shares of the Company’s Series B Preferred stock and 300,000 shares of the Company’s common stock with an aggregate fair value of $3,631,400, of which $2,506,400 was allocated to the Series B Preferred stock. See Note 10 – Acquisitions, Investments and Disposals.

Series E Convertible Preferred Stock
The Company has designated 8,000 shares of Series E Convertible Preferred stock and has 450 shares issued and outstanding as of September 30, 2026.
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
During the three and nine months ended September 30, 2026 and 2025, there was no activity in the Series E Preferred stock.
Series F Convertible Preferred Stock
The Company has designated 5,500,000 shares of Series F Convertible Preferred stock and has 0 shares issued and outstanding as of September 30, 2026.
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
During the three and nine months ended September 30, 2026, two holders converted 150 and 2,133 shares of Series F Preferred Stock into 344,025 shares of common stock in connection with the voluntary exchange.
Series G Convertible Preferred Stock
The Company has designated 500,000 shares of Series G Convertible Preferred stock and has 1,442 shares issued and outstanding as of September 30, 2026.
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

In June 2026, a holder converted 301 shares of Series G Preferred Stock into 22,575 shares of common stock in accordance with the conversion terms of the Series G Preferred Stock.
During the three months ended September 30, 2026, holders converted 15,103 shares of Series G Preferred Stock into common stock in connection with the voluntary exchange.
On August 21, 2026, the Company repurchased and retired 635 shares of Series G Preferred Stock from two holders for aggregate cash consideration of $99,270. The cash paid to one holder exceeded the fair value of the shares repurchased by $12,416, which was recognized as stock based compensation in the accompanying condensed consolidated statements of operations and comprehensive loss.
On August 21, 2026, the Company recorded the issuance of 134 shares of Series G Preferred stock with a fair value of $38,994 to a consultant as payment for services.
On August 31, 2026, the Company recorded the issuance of 67 shares of Series G Preferred stock with a fair value of $17,588 to settle $50,000 in outstanding liabilities, resulting in a gain on settlement of debt of $32,412.
Series H Convertible Preferred Stock
The Company has designated 50,000 shares of Series H Convertible Preferred stock and has 0 shares issued and outstanding as of September 30, 2026.
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
The Series H Preferred Stock contains a full-ratchet anti-dilution provision. If the Company issues Common Stock or Common Stock Equivalents at an effective price below the then-current conversion price (a "Dilutive Issuance"), the conversion price is automatically reduced to equal that lower price (the "Base Conversion Price"), effective simultaneously with, or upon announcement of, such issuance. This adjustment applies to variable rate or floating-price instruments as well, using the lowest actual conversion or exercise price at the time of conversion/exercise. Exempt Issuances are excluded from triggering an adjustment. The Company is required to notify the Holder of any Dilutive Issuance no later than the following Trading Day. There were no events that occurred during the nine months ended September 30, 2026 and 2025 triggering the anti-dilution provision.
During the three months ended June 30, 2026 , a holder converted 642 shares of Series H Preferred Stock into 12,491 shares of common stock in accordance with the conversion terms of the Series H Preferred Stock.
During the three months ended September 30, 2026, holders converted the remaining 3,156 shares of Series H Preferred Stock into common stock in connection with the voluntary exchange.

Series I Convertible Preferred Stock
The Company has designated 100,000 shares of Series I Convertible Preferred stock and has 0 shares issued and outstanding as of September 30, 2026.
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
During the three months ended September 30, 2026, holders converted all 37,812 outstanding shares of Series I Preferred Stock into common stock in connection with the voluntary exchange.
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
During the three months ended September 30, 2026, the Company issued 114,532 shares of common stock with a fair value of $298,011 to settle $259,374 in outstanding liabilities, resulting in a loss on settlement of debt of $33,011 and stock based compensation of $5,626.
Shares issued for settlement of compensation to employees and consultants
On September 16, 2025, the Company entered into a Conversion Agreement with a consultant, pursuant to which the consultant’s balance of $36,820 in accrued payables owed to the consultant by Fly Flyte, Inc. was settled through the issuance of stock options under the Company’s 2025 Omnibus Securities and Incentive Plan. Under the terms of the agreement, the Company converted the full amount of the accrued payroll liability into 5,406 fully vested stock options with an exercise price of $7.40 per share and 12,500 additional stock options at the same exercise price that vest as follows: 3,125 on March 31, 2026, 3,125 on June 30, 2026, 3,125 on September 30, 2026, and 3,125 on December 31, 2026, with a 10-year term expiring September 16, 2035. The options cumulatively have a fair value of $100,271. As a result, the Company recognized $33,541 and $33,541, respectively of stock compensation expense for the three and nine months ended September, 2025, and $7,666 and $41,824, respectively for the three and nine months ended September 30, 2026. The Company has $3,418 remaining to be expensed throughout the year ending December 31, 2026.
In September 2026, the Company entered into settlement agreements with a director and its Chief Executive Officer, pursuant to which an aggregate of $324,180 of accrued payroll was settled through cash payments of $20,000 and the issuance of 200,000 fully vested stock options with exercise prices of $1.91 and $2.00 per share and a 10-year term. The options have an aggregate fair value of $395,000. As a result, the Company recognized $90,820 of stock compensation expense for the three and nine months ended September 30, 2026. The remaining $98,675 of accrued compensation owed to the Chief Executive Officer remains outstanding and included under accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.
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
Shares issued in minority investment in businesses

On September 23, 2026, the Company issued 300,000 shares of common stock with a fair value of $1,125,000, together with 25,064 shares of Series B Preferred stock with a fair value of $2,506,400, in exchange for 9.09% of equity in C2 Capital Group, Inc, for total consideration of $3,631,400. See Series B Convertible Preferred Stock above and Note 10 – Acquisitions, Investments and Disposals.

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
On February 6, 2025, the Company issued 6,250 shares with a fair value of $131,250 to a vendor for services rendered for a service contract of 6 months. The expense was recorded to prepaid expense and was recognized over the service period. During the three and nine months ended September 30, 2025, the Company recognized $21,875 and $131,250, respectively in consulting expense related to these services.
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
On October 31, 2025, the Company issued 10,000 shares to a vendor with a total fair value of approximately $60,000 in exchange for $68,000 in services to be provided. The expense was recorded to prepaid expense and is being recognized over the service term. During the three and nine months ended September 30, 2026, the Company recognized $0 and $40,110, respectively, in stock based compensation related to these services. The remaining prepaid balance related to this transaction is $0 as of September 30, 2026.
On November 1, 2025, the Company issued 2,500 shares at a fair value of $15,000 for consulting services provided during the fourth quarter of 2025.
On December 1, 2025, the Company issued 2,686 shares at a fair value of $22,557 to settle $20,000 in outstanding liabilities, resulting in a loss on settlement of debt of $2,557.
On December 5, 2025, the Company issued 10,000 shares with a fair value of $105,200 to consultants for services rendered. The expense was recorded to prepaid expense and is being recognized over the service term. During the three and nine months ended September 30, 2026 and 2025, the Company recognized $0 and $73,395, and $0 and $0, respectively, in stock based compensation related to these services. The prepaid balance related to this transaction was fully amortized during the three months ended March 31, 2026.
On December 8, 2025, the Company issued 5,000 shares with a fair value of $59,900 to consultants for services rendered. The expense was recorded to prepaid expense and is being recognized over the service term. During the three and nine months September 30, 2026 and 2025, the Company recognized $7,395 and $51,765, and $0, respectively, in stock based compensation related to these services. The remaining prepaid balance related to this transaction is $2,465 as of September 30, 2026.
On January 1, 2026, the Company issued 1,819 shares with a fair value of $20,737 to consultants for services rendered.

On July 9, 2026, the Company issued 115,000 shares with a fair value of $609,500 to a consultant for services rendered. The expense was recognized in full during the three months ended September 30, 2026.
On August 19, 2026, the Company issued 97,500 shares with a fair value of $201,630 to a consultant for services rendered. The expense was recognized in full during the three months ended September 30, 2026.
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
During the three months ended September 30, 2026, the Company issued 1,007,610 shares of common stock pursuant to the cashless exercise of warrants.
Exchange of warrants for common stock

During May 2026, the Company exchanged 427,768 outstanding warrants, which were classified within stockholders' equity, for 427,768 shares of common stock on a one for one basis. No cash was paid by either party, and no terms of any warrant that remained outstanding were modified.
During the three months ended September 30, 2026, the Company exchanged 824,414 outstanding warrants, which were classified within stockholders’ equity, for 956,470 shares of common stock. No cash was paid by either party.
The fair value of the common stock issued exceeded the fair value of the warrants surrendered, measured for each warrant at its exchange date using the Black Scholes option pricing model. The effect of the exchanges was $797,002 and $824,459 for the three and nine months ended September 30, 2026, respectively. Because the holders participated in their capacity as holders of the Company's equity instruments, the Company recognized that amount as a deemed dividend within stockholders' equity, reducing income available to common stockholders in the computation of basic and diluted loss per share.
Deemed dividends of $3,407,104 and $3,791,804 were recognized during the three and nine months ended September 30, 2026, respectively, consisting of the effect of the exchanges described above, the value of the effect of down round features triggered under the Company’s warrant agreements, the issuance of pre-funded warrants in exchange for outstanding warrants, and the reduction of the conversion price of the Series F Preferred Stock.
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
As of September 30, 2026 and December 31, 2025, these amounts are classified under mezzanine equity on the condensed consolidated balance sheets.
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

On September 11, 2026, the Company repurchased an additional 32.5% of OG Collection, Inc. for cash consideration of $78,000 (Series A preferred), increasing its ownership of OG Collection, Inc. from 51% to 83.50%.

Each repurchase was approved by the Company's Board of Directors by unanimous written consent. Series A preferred shares acquired convert one-for-one into common shares held by the Company.

Because the Company retained a controlling financial interest in each subsidiary, the repurchases were accounted for as equity transactions in accordance with ASC 810-10-45-23. No gain or loss was recognized, and the assets and liabilities of the subsidiaries were not remeasured. The carrying amount of the noncontrolling interest was reduced for the interest repurchased, and the difference between the cash consideration paid and that reduction was recorded in additional paid-in capital attributable to the Company. During the three months ended September 30, 2026, the carrying amount of the noncontrolling interest was reduced by $1,695,136, and the difference between that reduction and the cash consideration paid, $1,617,136, was recorded in additional paid-in capital attributable to the Company.

The selling holders included officers and directors of the Company and its subsidiaries; accordingly, the repurchases are related-party transactions. Of the aggregate $263,691 of consideration, $244,405 was paid to officers and directors, and the remainder was paid to employees who are not related parties. See Note 7 – Related Party. No amounts remained payable to the selling holders as of September 30, 2026.

Stock Options

The assumptions used for options granted during the nine months ended September 30, 2026, are as follows:

September 30, 2026
Exercise Price	$1.83 - $12.00
Expected dividends	0%
Expected volatility	322.65% - 323.17%
Risk free interest rate	4.04% - 4.83%
Expected life of option	10
The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – December 31, 2025 – outstanding	569,922	$36.05	9.06
Granted	2,029,750	1.84	9.57
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Expired	(51)	90,876	—
Balance – September 30, 2026 – outstanding	2,599,621	7.56	9.29
Balance – September 30, 2026 – exercisable	2,587,226	$7.19	9.30

Options Outstanding			Options Exercisable
Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)
$7.56	2,599,621	9.29	$7.19	2,587,226	9.30
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
On August 10, 2026, the Company’s Board voted to lower the exercise price of 1,283,500 stock options granted during 2026 from their current exercise prices to $1.83. The fair value of the options after this modification did not exceed the fair value previously recorded by a significant amount, and no significant additional compensation expense was recorded.
As of September 30, 2026, outstanding options and exercisable options had an aggregate intrinsic value of $5,886,289 and $5,865,806, respectively, based on the per share market price of $4.65 of the Company’s common stock as of such date.
Stock-based compensation for stock options has been recorded in the condensed consolidated statements of operations and comprehensive loss and totaled $$1,039,244 and $$13,605,380, and, $684,050 and $3,003,571, for the three and nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026, there was $42,056 of total unrecognized compensation expense related to unvested employee options granted under the Company’s share-based compensation plans.
Warrants
The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.
Warrant Activities
The assumptions used for warrants granted during the nine months ended September 30, 2026, are as follows:

September 30, 2026
Exercise Price	$5.14 - $10.00
Expected dividends	—%
Expected volatility	197.22% - 210.35%
Risk free interest rate	3.78% - 4.57%
Expected life of warrants	1.81 - 4.39 years
The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – December 31, 2025 – outstanding	2,401,378	$12.51	3.55
Granted	500,114	16.18	5.00
Exercised	(163,698)	9.33	—
Exchanged	(2,314,413)	10.27	4.90
Forfeited/Cancelled	(212,388)	36.01	5.00
Balance – September 30, 2026 – outstanding	210,993	$27.12	3.19
Balance – September 30, 2026 – exercisable	210,993	$27.12	3.19

Warrants Outstanding			Warrants Exercisable
Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)
$27.12	210,993	3.19	$27.12	210,993	3.19
On September 9, 2026, in connection with the voluntary exchange, the Company issued pre-funded warrants to purchase an aggregate of 430,588 shares of common stock to two holders in exchange for 430,588 outstanding price protected warrants on a one for one basis. The pre-funded warrants have an exercise price of $0.01 per share, were exercisable upon issuance, have no expiration date, and are subject to a beneficial ownership limitation of 4.99%, which each holder may elect to increase to 9.99%. As of September 30, 2026, none of the pre-funded warrants had been exercised. The pre-funded warrants are presented separately from the warrant activity above, and the shares issuable upon their exercise are included in the weighted average number of shares of common stock used to compute basic net loss per share from the date of issuance.
On September 14, 2026, the Company filed a registration statement on Form S-1 registering the resale of 5,576,013 shares of common stock held by certain stockholders, including 430,588 shares issuable upon the exercise of the pre-funded warrants. The registration statement was declared effective by the Securities and Exchange Commission on September 25, 2026.
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
During the three and nine months ended September 30, 2026, 4,237,514 and 4,622,214, respectively of deemed dividend was recorded to the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2025, 148,437 and 1,511,691, respectively, of deemed dividend was recorded to the condensed consolidated statements of operations and comprehensive loss.
In January 2026, 58,594 warrants were issued with convertible notes. Using a relative fair value allocation, $238,170 was allocated to the warrants and recorded as a debt discount, which was amortized over the life of the related note until the note was converted in full on September 9, 2026. Note 6 – Convertible Notes Payable.
During the nine months ended September 30, 2026, a total of 2,000 warrants with a fair value of $20,540 were issued as compensation to a consultant. The expense was recorded to prepaid expense and is being recognized over the service term. During the three and nine months ended September 30, 2026 and 2025, the Company recognized $2,536 and $10,133, and, $0, respectively, in stock based compensation related to these services. The remaining prepaid balance related to this transaction is $10,407 as of September 30, 2026.
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
Iroquois Master Fund, Ltd. and Iroquois Capital Investment Group LLC v. Creatd, Inc.

On October 23, 2026, Iroquois Master Fund, Ltd. and Iroquois Capital Investment Group LLC, holders of certain of the Company's preferred stock, warrants, and convertible notes, filed a complaint against the Company in the United States District Court for the Southern District of New York. The complaint alleges that the Company breached registration rights and anti-dilution provisions of those securities. It seeks monetary damages, declaratory relief, and attorneys' fees. The Company disputes the allegations, believes it has meritorious defenses, and intends to defend the action vigorously. The litigation is at an early stage, and the Company cannot currently predict its outcome or estimate the reasonably possible loss or range of loss, if any.

Lease Agreements
On May 1, 2022, the Company entered into a lease agreement for its former corporate headquarters, consisting of a total of 8,000 square feet and is located at 419 Lafayette Street, 6th  Floor, New York, NY, 10003. The lease term was 7 years commencing May 1, 2022.
During 2025, the Company entered into and then subsequently amended the lease agreement for 419 Lafayette Street, with the goal of terminating the lease going forward contingent upon a payment plan for amounts owed under the lease. Under this agreement $120,000 was owed prior to February 4, 2025, which amount was satisfied via the issuance of 125,000 shares of common stock in August 2024. An additional $220,000 is due in monthly installments of $19,000 between February 2025 and February 2026, and an additional $252,000 is due in monthly installments of $21,000 per month between February 2026 and February 2027. These payments are subject to acceleration based upon the Company’s financing proceeds. On April 22, 2025, the Company settled the remaining $480,000 in Accounts Payable under this lease with the issuance of 640 shares of the Company’s Series G Preferred Stock with a fair value of $192,000, resulting in a gain on settlement of debt of $288,000. As of September 30, 2026, due to the settlement of the lease, there are no remaining right-of-use assets or liabilities for this lease on the Company’s condensed consolidated balance sheets.
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
On May 12, 2026, the Company entered into a finance lease for two Apple MacBook Pro computers with a third party financing company. The lease has a non-cancelable term of 24 months with fixed monthly payments of $462, and includes a $1.00 end-of-term purchase option the Company is reasonably certain to exercise. At commencement, the Company recognized a right-of-use asset and finance lease liability of $10,012. As of September 30, 2026, the finance lease liability was $8,479 and the right-of-use asset, net of accumulated amortization, was $8,343. The lease is discounted at the Company's incremental borrowing rate of 10.0%.
The Company leases office and retail space at 33 Crosby Street, New York, under a month-to-month arrangement with a third-party landlord at a rate of $20,500 per month effective April 1, 2026. Either party may terminate the arrangement on 30 days' notice, and the arrangement contains no purchase option; accordingly, the lease term is 12 months or less and the arrangement qualifies as a short-term lease. The Company has elected the short-term lease recognition exemption for its real estate leases and therefore does not record a right-of-use asset or lease liability for this arrangement. Lease payments are recognized as expense on a straight-line basis over the lease term. Short-term lease cost was approximately $61,500 and $168,000 for the three and nine months ended September 30, 2026, respectively.
Employment Agreements

As of September 30, 2026, the Company does not have employment agreements with its executives or any other employees.
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
The FAA Part 135 Operating Certificate and developed technology (app) were valued using the Cost Approach, which estimates the cost to reproduce or replace the asset with one of equal utility, including applicable overhead and profit margins where appropriate.. This method was considered appropriate given the lack of direct revenue generation by these assets and the ability to reliably estimate replacement costs.
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
The FAA Part 135 Operating Certificate was determined to have an indefinite useful life. The developed technology (app) is being amortized over an estimated useful life of 5 years. The trademark/tradename, licensing agreements/vendor & supplier contracts, know-how, and customer relationships are each being amortized over an estimated useful life of 5 years. Amortization of these definite-lived intangible assets is recognized on a straight-line basis over their estimated useful lives and is included in amortization expense in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2026 and 2025, the Company recorded amortization expense of $0 and $82,485, and, $109,172 and $254,734, respectively, related to the definite-lived intangible assets acquired in this transaction, which is recorded in general and administrative expenses and presented with discontinued operations. See Note 11 – Discontinued Operations for more information.
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

The Company previously consolidated Fly Flyte and Ponderosa. The transfer of its entire remaining interest resulted in a loss of control, and the Company accounted for the transaction as a deconsolidation under ASC 810-10-40, derecognizing the assets, liabilities, and noncontrolling interest of the Disposal Group, measuring the consideration received at fair value, and recording the resulting loss within discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss. See Note 11 – Discontinued Operations.

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

Promissory note receivable

A portion of the consideration consists of a $5,000,000 promissory note payable by the Buyer in nine installments from April 2026 through December 2026. The note bears no stated interest if paid when due, with interest of 4% accruing on overdue amounts and an 18% default rate. Because the note is non-interest-bearing, the Company imputed interest under ASC 835-30 and recorded the note at the present value of the contractual cash flows, discounted at an imputed market rate of 10%. This resulted in an initial fair value of $4,787,469 and an aggregate discount of $212,531. The discount is being accreted to interest income over the term of the note using the effective interest method. The imputed rate reflects the Buyer’s status as a small-cap public issuer, the unsecured nature of the note, its weighted-average term of approximately nine months, and comparable unsecured corporate yields at issuance. The first five scheduled installments are not subject to indemnification setoff. During the three and nine months ended September 30, 2026, the Company recorded $63,540 and $191,144 in interest income, respectively. As of September 30, 2026, the discount balance was $21,387.

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

The COD was filed and the 5,778 shares were received in April 2026. Pending the effectiveness of the related resale registration statement, the Company estimated the conversion price under the COD at $1.1038 per share (above the $0.35 floor), yielding 5,234,644 as-converted common shares. Upon receipt, the Company reclassified the $5,614,086 carrying value from the receivable to marketable equity securities and accounts for the investment as an equity security measured at fair value through earnings in accordance with ASC Topic 321, Investments—Equity Securities. At the receipt date, based on the VTAK closing price of $1.03, the fair value of the Series D Preferred was approximately $5,391,683.

During the nine months ended September 30, 2026, the Series D Preferred was remeasured to a fair value of approximately $4,449,447, based on the VTAK closing price of $0.85 on that date applied to the 5,234,644 as-converted common shares. The Company recognized an unrealized loss of approximately $1,164,639 on the Series D Preferred during the nine months ended September 30, 2026.

On July 10, 2026, upon the effectiveness of the related resale registration statement, the conversion price was fixed under the COD at $0.79 per share. During July 2026, the Company converted 686 shares of Series D Preferred into 868,358 shares of VTAK common stock. On July 24, 2026, the Company transferred the remaining 5,092 shares of Series D Preferred to two investors, of which 4,217 shares were sold for cash proceeds of $2,989,266 and 875 shares were transferred in full satisfaction of the Company’s convertible notes held by those investors. See Note 6 – Convertible Notes Payable. As of September 30, 2026, the Company held no Series D Preferred and held 345,217 shares of VTAK common stock with a fair value of $51,783, which are included in marketable securities.

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

The loss on sale is presented within discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss. See Note 11 – Discontinued Operations.

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

Continuing involvement

Following the closing, the Company retained two relationships with the Disposal Group and the Buyer. First, the consideration included non-voting Series D Convertible Preferred Stock of the Buyer, which the Company accounted for as a passive equity investment under ASC 321 until it was converted or transferred in July 2026, as previously described. The preferred stock carried no voting rights and conveyed no board representation or other participating rights, and accordingly did not provide the Company with significant influence over the Buyer. Second, in April 2026 a subsidiary of the Company entered into a services agreement to provide marketing, creative, growth, and product-advisory services to Fly Flyte for a fixed monthly fee. During the three and nine months ended September 30, 2026, the Company recognized $60,000 and $135,000, respectively in revenue from advisory services provided to Fly Flyte and included in net revenue in the accompanying condensed consolidated statements of operations and comprehensive loss.

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
Minority Investment in Businesses

The Company holds minority equity interests in privately held businesses. The Company does not control or have significant influence over these businesses, and the investments do not have readily determinable fair values. These investments are accounted for under ASC 321 at cost, less impairment, adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As of September 30, 2026 and December 31, 2025, the carrying amount of these investments was $5,106,945 and $1,172,832, respectively.
During the nine months ended September 30, 2026, the Company acquired a 9.09% equity interest in C2 Capital Group, Inc. in exchange for 300,000 shares of its common stock and 25,064 shares of its Series B Convertible Preferred Stock with an aggregate fair value of $3,631,400 based on the closing price of the Company's common stock on the date of issuance, and a 2.46% equity interest in BRKR.IO, Inc. (“Breakr”), consisting of Series Seed Preferred Stock and a warrant, for $250,000 in cash. The Company also received options to purchase 432,047 shares of Breakr common stock as consideration for advisory services provided to Breakr under a six month agreement that also provides for $15,000 per month. The options were recorded at an estimated fair value of $52,713.

No impairments or upward or downward adjustments for observable price changes were recorded during the three and nine months ended September 30, 2026 or 2025, or cumulatively.

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

The following table presents the major classes of assets and liabilities of the discontinued operations as of December 31, 2025:

Assets:
Cash	$25,671
Accounts receivable, net	1,530
Prepaid expenses and other current assets	74,492
Property and equipment, net	176,866
Operating lease right-of-use asset, net	586,310
Goodwill	7,818,805
Intangible assets, net	7,457,961
Deposits and other assets	48,615
Total assets of discontinued operations	$16,190,250

Liabilities:
Accounts payable and accrued liabilities	$339,073
Deferred revenue	166,517
Notes payable, net of debt discount and issuance costs	419,056
Operating lease payable	567,423
Total liabilities of discontinued operations	$1,492,069

The loss recognized on the disposal of the Disposal Group is presented within discontinued operations in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025. See Note 10 – Acquisitions, Investments and Disposals for additional detail on the consideration received and the calculation of the loss on disposition.

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
Operating right-of-use assets are summarized below.

	As of September 30, 2026	As of March 9, 2026	As of December 31, 2025
Office and Plane Leases	$—	$752,101	725,501
Less accumulated amortization	—	(227,553)	(139,191)
Right-of-use asset, net	$—	$524,548	$586,310
Operating lease liabilities are summarized below

	As of September 30, 2026	As of March 9, 2026	As of December 31, 2025
Office and Plane Leases	$—	$507,910	567,423
Less: current portion	—	(337,667)	(331,137)
Long term portion	$—	$170,243	$236,286
In connection with the sale of Fly Flyte Inc., see Note 10 – Acquisitions, Investments and Disposals, on March 9, 2026 the Company's operating leases for office and plane facilities, with a net right-of-use asset carrying value of $524,548 and corresponding operating lease liabilities of $507,910, were derecognized upon the divestiture, as the lessee under the underlying lease agreements was the entity included in the disposal group. All lease payments contractually due had been remitted prior to the closing, and no material lease obligations remained past due at the date of sale. Upon the loss of control and deconsolidation of the divested entity in accordance with ASC 810-10-40, the right-of-use assets and operating lease liabilities were removed from the Company's consolidated balance sheet, and their net carrying value was included in the net assets disposed of in the determination of the loss on sale. Accordingly, as of December 31, 2025, the operating leases were recognized on the consolidated balance sheet, but as of March 9, 2026, they were no longer recognized.
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

Statement of Operations Information

The following table summarizes the major classes of line items included in loss from discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net Revenue	$—	$644,088	$323,429	$1,450,801
Cost of Revenue	—	(240,499)	(333,201)	(749,600)
Gross Margin	—	403,589	(9,772)	701,201
General and Administrative	—	400,537	280,656	920,594
Compensation	—	267,811	165,882	670,964
Marketing	—	39,126	10,189	62,112
Stock based compensation	—	2,885,097	—	2,885,097
Interest expense	—	14,368	—	33,344
Settlement of liabilities	—	(5,400)	—	(245,967)
Loss from discontinued operations	—	(3,197,950)	(466,499)	(3,624,943)
Net loss on disposition of business	—	—	(912,840)	—
Loss from discontinued operations	$—	$(3,197,950)	$(1,379,339)	$(3,624,943)

During the three and nine months ended September 30, 2026 and 2025, the Company recorded $0 and $67,077, and, $59,370 and $96,615, respectively, as operating lease expense, which is presented within the cost of revenue in the major classes of line items included in loss from discontinued operations outlined above.
Continuing Involvement

Following the disposition, the Company retained two relationships with the Disposal Group and the Buyer: a passive equity investment in the Buyer's non-voting Series D Convertible Preferred Stock, accounted for under ASC 321 until it was converted or transferred in July 2026, and a services agreement entered into in April 2026 under which a subsidiary of the Company provides marketing, creative, growth, and product-advisory services to Fly Flyte for a fixed monthly fee. The services agreement is not contingent on the Disposal Group's results of operations, and neither relationship provides the Company with the ability to significantly influence the operating or financial policies of the Disposal Group. During the three and nine months ended September 30, 2026, the Company recognized $60,000 and $135,000, respectively in revenue from managed services provided to Fly Flyte and included in net revenue in the accompanying condensed consolidated statements of operations and comprehensive loss.

See Note 10 – Acquisitions, Investments and Disposals for the Company's analysis of the loss of control and deconsolidation under ASC 810-10-40.

Statements of Cash Flow Information

The cash flows of the Disposal Group have not been separately classified and are included within the respective categories of the condensed consolidated statements of cash flows for all periods presented. During the three and nine months ended September 30, 2026 and 2025, the Company recorded depreciation and amortization for the Disposal Group of approximately $0 and $104,135, and, $122,982 and $307,387, respectively, and is presented within discontinued operations. There were no material capital expenditures or other significant noncash items.

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:	$—	$—	$—	$—
Operating lease payments	$—	$40,715	$64,829	$74,255
Weighted average remaining lease term (in years):	N/A	1.97	N/A	1.97
Weighted average discount rate:	N/A	5.5%	N/A	5.5%

The weighted-average remaining lease term and weighted-average discount rate are presented as not applicable as of September 30, 2026, as the Company's operating leases were derecognized on March 9, 2026 in connection with the divestiture of the Disposal Group. See Leases above.

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
The following tables present certain financial information related to the Company's reportable segments and Corporate as of September 30, 2026 and for the three and nine months ended September 30, 2026:

As of September 30, 2026
	Vocal	OG Collection	Corporate	Total
Cash	$60,562	$23,119	$2,944,146	$3,027,827
Accounts receivable, net	—	—	3,500	3,500
Prepaid expenses and other current assets	33,622	21,284	195,956	250,862
Intangible assets, net	—	—	19,597	19,597
All other assets	277,017	51,887	7,408,660	7,737,564
Total Assets	$371,201	$96,290	$10,571,859	$11,039,350

Accounts payable and accrued liabilities	$304,959	$5,500	$2,490,743	$2,801,202
Note payable, net of debt discount and issuance costs	1,004	4,344	—	5,348
Deferred revenue	86,057	—	50,663	136,720
All other liabilities	8,479	—	36,724	45,203
Total Liabilities	$400,499	$9,844	$2,578,130	$2,988,473

For the three months ended September 30, 2026
	Vocal	OG Collection	Corporate	Total
Net revenue	$215,517	$4,987	$5,550	$226,054
Cost of revenue	(35,862)	(1,158)	—	(37,020)
Gross margin	179,655	3,829	5,550	189,034

Marketing	18	22,000	—	22,018
Compensation	—	—	442,274	442,274
Stock based compensation	—	—	1,095,876	1,095,876
General and administrative	91,426	94,323	1,236,074	1,421,823
Research and development	58,933	—	—	58,933
Total operating expenses	150,377	116,323	2,774,224	3,040,924

Interest income (expense), net	(231)	(12,678)	59,547	46,638
All other (expenses) income, net	(302,109)	(262,201)	514,428	(49,882)
Other (expense) income, net	(302,340)	(274,879)	573,975	(3,244)

Loss before income tax provision and equity in net loss from unconsolidated investments	$(273,062)	$(387,373)	$(2,194,699)	$(2,855,134)

For the nine months ended September 30, 2026
	Vocal	OG Collection	Corporate	Total
Net revenue	$545,455	$41,467	$16,800	$603,722
Cost of revenue	(63,824)	(6,612)	—	(70,436)
Gross margin	481,631	34,855	16,800	533,286

Marketing	65,752	75,263	—	141,015
Compensation	—	5,867	1,162,599	1,168,466
Stock based compensation	—	—	13,844,028	13,844,028
General and administrative	332,658	277,490	2,171,944	2,782,092
Research and development	80,731	—	—	80,731
Total operating expenses	479,141	358,620	17,178,571	18,016,332

Interest income (expense), net	(4,208)	(21,429)	176,502	150,865
All other (expenses) income, net	(3,177,605)	(786,041)	2,513,587	(1,450,059)
Other (expense) income, net	(3,181,813)	(807,470)	2,690,089	(1,299,194)

Loss before income tax provision and equity in net loss from unconsolidated investments	$(3,179,323)	$(1,131,235)	$(14,471,682)	$(18,782,240)

The total loss before income tax provision of the Company's reportable segments for the three and nine months ended September 30, 2026 was $(2,855,134) and $(18,782,240), respectively. Results attributable to the discontinued Air Mobility disposal group of $0 and $(1,379,339), recorded during the three and nine months ended September 30, 2026, respectively, are excluded from segment results and presented separately on the consolidated statements of operations as net loss from discontinued operations. Total consolidated net loss from continuing operations for the three months ended September 30, 2026 was $(2,855,134) and $(18,782,240), respectively. See Note 11 – Discontinued Operations for more information.
The following tables present certain financial information related to Company's reportable segments and Corporate as of December 31, 2025 and for the three and nine months ended September 30, 2025:

As of December 31, 2025
	Vocal	OG Collection	Corporate	Total
Cash	$124,605	$5,772	$91,365	$221,742
Accounts receivable, net	—	—	10,000	10,000
Prepaid expenses and other current assets	93,731	—	167,190	260,921
Intangible assets, net	—	—	28,043	28,043
All other assets	—	—	1,430,991	1,430,991
Total Assets	$218,336	$5,772	$1,727,589	$1,951,697

Accounts payable and accrued liabilities	$385,191	$250	$4,900,324	$5,285,765
Note payable, net of debt discount and issuance costs	66,228	—	54,902	121,130
Deferred revenue	118,862	—	—	118,862
Convertible notes, net of debt discount and issuance costs	—	—	383,374	383,374
All other liabilities	—	—	1,668,038	1,668,038
Total Liabilities	$570,281	$250	$7,006,638	$7,577,169
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

For the three months ended September 30, 2025
	Vocal	OG Collection	Corporate	Total
Net revenue	$296,651	$3,633	$39,800	$340,084
Cost of revenue	(42,271)	(802)	—	(43,073)
Gross margin	254,380	2,831	39,800	297,011

Marketing	160,663	25,411	—	186,074
Compensation	115,687	79,688	171,159	366,534
Stock based compensation	—	—	770,812	770,812
General and administrative	116,011	8,747	250,487	375,245
Total operating expenses	392,361	113,846	1,192,458	1,698,665

Interest income (expense), net	501	—	(35,848)	(35,347)
All other (expenses) income, net	(899)	—	3,076,087	3,075,188
Other (expenses) income, net	(398)	—	3,040,239	3,039,841

Loss before income tax provision and equity in net loss from unconsolidated investments	$(138,379)	$(111,015)	$1,887,581	$1,638,187

For the nine months ended September 30, 2025
	Vocal	OG Collection	Corporate	Total
Net revenue	$731,332	$32,882	$64,700	$828,914
Cost of revenue	(121,322)	(9,495)	—	(130,817)
Gross margin	610,010	23,387	64,700	698,097

Marketing	224,462	68,944	—	293,406
Compensation	312,712	204,688	671,735	1,189,135
Stock based compensation	—	—	4,080,995	4,080,995
General and administrative	278,313	30,411	777,518	1,086,242
Total operating expenses	815,487	304,043	5,530,248	6,649,778

Interest income (expense), net	(5,670)	—	(157,794)	(163,464)
All other (expenses) income, net	(6,396)	—	4,674,565	4,668,169
Other (expense) income, net	(12,066)	—	4,516,771	4,504,705

Loss before income tax provision and equity in net loss from unconsolidated investments	$(217,543)	$(280,656)	$(948,777)	$(1,446,976)

The total income (loss) before income tax provision of the Company's reportable segments for the three and nine months ended September 30, 2025, was $1,638,187 and $(1,446,976), respectively. Results attributable to the discontinued Air Mobility disposal group of $(3,197,950) and $(3,624,943), recorded during the three and nine months ended September 30, 2025, respectively, are excluded from segment results and presented separately on the condensed consolidated statements of operations and comprehensive loss as net loss from discontinued operations. Total consolidated net income (loss) from continuing operations for the three and nine months ended September 30, 2025 was $1,638,187 and $(1,446,976), respectively. See Note 11 – Discontinued Operations for more information.

Note 13 – Income Taxes
The Company recorded an income tax provision of $0 for the three and nine months ended September 30, 2026, and $0 for the three and nine months ended September 30, 2025.
The effective tax rate for both periods was 0%. This differs from the U.S. federal statutory rate of 21% primarily due to a full valuation allowance recorded against the Company's deferred tax assets. Due to the Company's historical operating losses, management has determined that it is more likely than not that the tax benefits generated from current period losses will not be realized.
Note 14 – Subsequent Events
The Company has evaluated subsequent events through November 12, 2026, the date the financial statements were issued, and identified the following:
On October 13, 2026, the Company’s Board of Directors approved an investment in common stock and warrants to purchase common stock of Intelithrive Inc. (“ITHR”), whose common stock is quoted on OTC Markets, in a private placement. In October 2026, the Company entered into a securities purchase agreement with ITHR and invested $250,000.
In October 2026, the Company entered into agreements to repurchase 130,000 shares of Series A Preferred Stock of OG Collection, Inc. held by two minority holders, for an aggregate repurchase value of $15,600, payable solely through the issuance of 2,931 restricted shares of the Company’s common stock. Upon completion, the Company’s ownership of OG Collection, Inc. will increase from 83.50% to 90.00%.

On October 23, 2026, Iroquois Master Fund, Ltd. and Iroquois Capital Investment Group LLC filed a complaint against the Company in the United States District Court for the Southern District of New York. See Note 9 – Commitments and Contingencies.

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
Overview
Creatd operates a diversified portfolio of businesses generating revenue across media, publishing. Our operations include direct-to-consumer product sales, subscription memberships, advertising, licensing, advisory services, and strategic investments. These businesses are supported by a shared operational infrastructure and a focus on monetizing first-party data, intellectual property, and scalable creative assets.
Results of Operations

Liquidity and Capital Resources
The following table summarizes total current assets, liabilities and working capital at September 30, 2026 compared to December 31, 2025:

	September 30, 2026	December 31, 2025	Increase / (Decrease)
Current Assets	$5,662,782	$744,646	$4,918,136
Current Liabilities	2,984,911	7,562,858	(4,577,947)
Working Capital (Deficit)	$2,677,871	$(6,818,212)	$9,496,083
At September 30, 2026, the Company had a working capital of $2,677,871 as compared to a working capital deficit of $6,818,212 at December 31, 2025, an increase in working capital of $9,496,083. The increase is primarily attributable to consideration received in connection with the March 2026 sale of the Company’s interest in Fly Flyte, Inc., including the promissory note receivable and cash proceeds from the sale of the Series D Preferred Stock received as consideration, as well as the conversion and settlement of the Company’s convertible notes and the related derivative liability, and a decrease in accounts payable and accrued liabilities resulting from the payment of vendor and credit card balances, accrued bonuses, legal fees and payroll taxes, and the settlement of accrued compensation
Net Cash
Net cash used in operating activities for the nine months ended September 30, 2026, was $3,858,435, as compared to net cash used in operating activities of $1,303,605 for the same period in 2025. The net loss for the nine months ended September 30, 2026, and 2025 was $20,161,579 and $5,071,919, respectively. Although the net loss increased period-over-period, approximately 83% of the loss for 2026 was largely non-cash in nature. Net loss of $20,161,579 includes operating activities of non-cash charges including stock-based compensation of $13,844,028, accretion of debt discount and issuance costs of $2,017,468 and $1,484,326 in unrealized losses on marketable securities, partially offset by a non-cash change in fair value of derivative liability of $673,693.
Net cash provided by investing activities for the nine months ended September 30, 2026, was $6,850,122, primarily attributable to the collections on the promissory note and cash received as consideration for the sale of Fly Flyte, Inc. and proceeds from sales of marketable securities, including the Series D Preferred Stock received as consideration. Comparatively, net cash used by investing activities for the nine months ended September 30, 2025, was $100,000.
Net cash used in financing activities for the nine months ended September 30, 2026 was $185,602, as compared to net cash provided by financing activities of $1,331,523 for the same period in 2025. During the nine months ended September 30, 2026, financing consisted of proceeds of $300,000 from a single convertible note issuance during the first quarter (see Note 6 – Convertible Notes Payable), along with proceeds from the issuance of notes payable and warrants of $164,500, offset by repayments of notes payable of $295,517. Additionally, during the nine months ended September 30, 2026, the Company repurchased a portion of interest in subsidiaries for a total cash amount of $263,691, which increased the Company’s ownership in Vocal, Inc. to 51% and in OG Collection, Inc. to 83.5%, and repurchased Series G Preferred Stock for $86,853. See Note 8 – Stockholders’ Equity for further detail on these transactions. The higher level of financing in the comparative 2025 period was primarily attributable to capital raised in connection with the acquisition of Fly Flyte, Inc., including proceeds from the issuance of preferred stock and common stock (see Note 10 – Acquisitions, Investments and Disposals).
Summary of Statements of Operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$226,054	$340,084	$603,722	$828,914
Cost of revenue	37,020	43,073	70,436	130,817
Operating expenses	3,040,924	1,698,665	18,016,332	6,649,778
Loss from operations	(2,851,890)	(1,401,654)	(17,483,046)	(5,951,681)
Other (expenses) income	(3,244)	3,039,841	(1,299,194)	4,504,705

Net loss attributable to noncontrolling interest	(86,791)	(780,017)	(485,764)	(949,567)
Net loss attributable to Creatd, Inc. common stockholders	(7,005,857)	(928,183)	(24,298,029)	(5,634,043)
Loss per common share - basic and diluted	$(1.69)	$3.82	$(11.89)	$(3.95)
Revenue
Revenue was $226,054 and $603,722 for the three and nine months ended September 30, 2026, respectively, as compared to $340,084 and $828,914, respectively, for the three and nine months ended September 30, 2025. The decrease of $114,030 for the three months, and $225,192 for the nine months ended September 30, 2026 as compared to the same periods in 2025, was primarily attributable to the reduction in subscription and agency revenue, partially offset by an increase in services revenue.
Cost of Revenue
Cost of revenue for the three and nine months ended September 30, 2026, was $37,020 and $70,436, respectively, as compared to $43,073 and $130,817 for the three and nine months ended September 30, 2025, a decrease of $6,053 and $60,381, respectively. The majority of the balance in both periods reflects adjustments to the liability associated with unpaid balances in users' Vocal Wallets. During the nine months ended September 30, 2026, updated data indicated that a lower percentage of users were meeting the thresholds required to access their wallet balances, resulting in a downward revision to the estimated liability and a corresponding decrease to cost of revenue for the period. This revision was driven by shifts in user behavior and platform trends, including a continued reduction in the frequency of welcome bonuses and a decrease in the number of challenges and challenge winners on Vocal. The adjustment has been accounted for as a change in estimate on a prospective basis.
Operating Expenses
Operating expenses for the three and nine months ended September 30, 2026, were $3,040,924 and $18,016,332, respectively, as compared to $1,698,665 and $6,649,778, respectively for the three and nine months ended September 30, 2025. The increase of $1,342,259 from the three months ended September 30, 2025 to 2026, is in part attributable to stock based compensation expense of $1,095,876 in 2026, compared to $770,812 in 2025, and the increase in general and administrative expenses of $1,046,578, mainly attributable to legal and professional services expense incurred in 2026, in line with uplisting efforts.
For the nine months ended September 30, 2026 compared to 2025, the increase of $11,366,554 is primarily attributable to stock-based compensation expense of $13,844,028 recognized during the nine months ended September 30, 2026 in connection with stock option grants to officers, directors, employees, and consultants, with $4,080,995 in the prior period. Compensation expense decreased by $20,669, reflecting reduced compensation among three executives and the removal of one board member from payroll and also offset by the hiring of key employees in 2026. General and administrative expenses increased by $1,695,850, from $1,086,242 in 2025 to $2,782,092 in 2026, mainly attributable to legal and professional services expense incurred in 2026, in line with uplisting efforts.
Loss from Operations
Loss from operations for the three and nine months ended September 30, 2026, was $2,851,890 and $17,483,046, respectively, as compared to $1,401,654 and $5,951,681, respectively, for the three and nine months ended September 30, 2025, an increase of $1,450,236 in operating loss for the three months ended September 30, 2026, and an increase of $11,531,365 in operating loss for the nine months ended September 30, 2026. The change of $1,450,236 for the three months ended September 30, 2026 in comparison to 2025, was primarily driven by an increase in stock based compensation of $325,064, and an increase in general and administrative expenses of $1,046,578, attributable to legal and professional services expense incurred in 2026, in line with uplisting efforts, partially offset by a $164,056 decrease in marketing spend as compared to 2025. The change of $11,531,365 for the nine months ended September 30, 2026, in comparison to 2025, was primarily due to the increase in stock based compensation expense of $9,763,033, which rose from the $4,080,995 in the prior period to $13,844,028 in the current period.

Other Income/Expenses
Other income (expenses) for the three and nine months ended September 30, 2026, were $(3,244) and $(1,299,194), respectively, as compared to other income of $3,039,841 and $4,504,705, respectively for the three and nine months ended September 30, 2025, a change of $(3,043,085) and $(5,803,899), respectively. The change for the three months ended September 30, 2026 was primarily driven by a decrease of $1,552,568 in the gain on settlement of liabilities, a $727,323 gain on extinguishment of debt recognized in the prior comparative period that did not recur, and losses on marketable securities.

The change for the nine months ended September 30, 2026 was primarily driven by $1,967,695 of additional non-cash accretion of debt discount and issuance cost on the convertible notes issued in November 2025, an increase of $1,649,328 in non-cash unrealized losses on marketable securities, a decrease of $1,131,890 in the gain on settlement of liabilities, and $1,805,363 of non-recurring other income in the prior comparative period from an Employee Retention Credit and a gain on extinguishment of debt. These were partially offset by a $673,693 gain on the change in fair value of the derivative liability and interest income on the note receivable received in connection with the sale of Fly Flyte, Inc.

Net Loss

Net loss attributable to Creatd, Inc. for the three and nine months ended September 30, 2026, was $2,768,343 and $19,675,815, respectively, as compared to $779,746 and $4,122,352, respectively, for the three and nine months ended September 30, 2025. The changes in net loss are attributable to the items discussed in the preceding sections.
Off-Balance Sheet Arrangements
As of September 30, 2026, we had no off-balance sheet arrangements.
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
The Company also uses estimates in determining the liability associated with unpaid balances in user accounts (“Vocal Wallets”) on its platform. These balances represent amounts earned by users for content views, bonuses, and contest winnings. However, due to various platform-specific contingencies—such as minimum withdrawal thresholds, third-party processor access, and account compliance requirements—not all users will be able to withdraw their full balances. The Company applies a weighted average methodology based on historical payout rates to estimate the proportion of wallet balances likely to be paid out. This estimate is updated each reporting period to reflect new trends in user behavior and platform data. In the nine months ended September 30, 2026, updated data supported a downward revision of the estimated liability in the amount of $296,110, being recorded to cost of revenue on the condensed consolidated statements of operations and comprehensive loss.
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

The Company’s Level 1 assets/liabilities include cash, accounts receivable, accounts payable, prepaid and other current assets, line of credit and due to related parties. Management believes the estimated fair value of these accounts at September 30, 2026 approximate their carrying value as reflected in the condensed consolidated balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.
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
Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. The Company routinely reviews the remaining estimated useful lives of property and equipment and finite-lived intangible assets. If the Company changes the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life. As of September 30, 2026 and December 31, 2025, the Company has $19,597 and $28,043, respectively, of intangible assets on its condensed consolidated balance sheets. The decrease of $8,446 in intangible assets is all attributable to amortization of the intangibles during the nine months ended September 30, 2026. The intangible assets on the condensed consolidated balance sheets as of September 30, 2026 relate to the Company's July 2024 acquisition of Studio 96 Publishing.
The breakdown of intangible assets, net of amortization, as of September 30, 2026 was as follows:

Asset Description	Amount
Customer Relations	$3,978
Know-How and Intellectual Property	10,608
Website & Apps	5,011
Total Intangible Assets	$19,597
Amortization expense was $2,878 and $6,630 for the three months ended September 30, 2026 and 2025, respectively. Amortization expense was $8,445 and $19,892 for the nine months ended September 30, 2026 and 2025, respectively.

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
As of September 30, 2026 and December 31, 2025, the Company had $10,667 and $1,668,038 of derivative liability on its condensed consolidated balance sheets, respectively. This was primarily attributable to the change in the fair value of the bifurcated conversion and make-whole features associated with the Company's convertible notes and warrants, as re-measured under the Monte Carlo simulation model at the September 30, 2026 balance sheet date, reflecting the shorter remaining term and updated market-based inputs. During the three and nine months ended September 30, 2026 and 2025, the Company recorded a change in the derivative valuation of $34,049 and $673,693, and $0 and $0, respectively.
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
As of September 30, 2026 and December 31, 2025, the Company had deferred revenue of $136,720 and $118,862, respectively. The increase of $17,858 reflects contract liabilities recorded under a statement of work for advisory services, partially offset by the recognition of previously deferred subscription revenue in excess of new subscription billings.
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
Determining the appropriate fair value model and calculating the fair value of equity-based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, the Company's equity-based compensation could be materially different in the future. The Company issues awards of equity instruments, such as stock options and restricted stock units, to employees and certain non-employee directors. Compensation expense related to these awards is based on the fair value of the underlying stock on the award date and is amortized over the service period, defined as the vesting period. The vesting period is generally one to three years. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock units. Compensation expense is reduced for actual forfeitures as they occur.
During three and nine months ended September 30, 2026 and 2025, the Company had stock based compensation of $1,095,876 and $13,844,028, and, $770,812 and $4,080,995, respectively. The increase is primarily attributable to the issuance of stock options to the Company's officers, directors, employees, and consultants during the period, substantially all of which vested upon grant and were therefore recognized in full at their grant-date fair value.
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
This ASU, as clarified by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, is effective for annual periods beginning after December 15, 2026, and for interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted.
The Company is currently evaluating the impact of ASU 2024-03 on its expense disclosures and related reporting requirements.

In July 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which clarifies that share-based noncash consideration received from a customer is accounted for under Topic 606. This ASU is effective for annual periods beginning after December 15, 2026, and for interim periods within those annual periods. The Company is currently evaluating the impact of ASU 2025-07 on its condensed consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes the project stage model and requires capitalization of software costs once management has authorized and committed to funding the project and it is probable the project will be completed. This ASU is effective for annual periods beginning after December 15, 2027, and for interim periods within those annual periods. The Company is currently evaluating the impact of ASU 2025-06 on its condensed consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, throughout 2025 and 2026, the Company continues the complete review of all of its financial procedures and controls and is continuing the process of updating and optimizing its infrastructure around these controls. Over the past year, the Company has hired additional finance and accounting personnel, significantly improving the segregation of duties within that department and providing additional bandwidth for management to focus on improving controls and procedures. This review is ongoing, and the Company believes that this process will continue to positively affect our internal control over financial reporting in the future.

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

Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information contained in this Quarterly Report on From 10-Q, before making an investment decision with respect to our securities. The occurrence of any of the following risks or those incorporated by reference, or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations or cash flows. In any such case, the trading price of common stock could decline, and you may lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below and those incorporated by reference.

Risks Related to our Business
The Company is a development stage business and subject to the many risks associated with new businesses.
Our current line of business has a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. We have incurred losses and may continue to operate at a net loss for at least the next several years as we execute our business plan. We had a net loss of approximately $20.16 million for the nine months ended September 30, 2026, working capital of approximately $2.68 million and accumulated deficit of approximately $287.22 million.

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
We may need additional capital, which may be difficult to raise as a result of our limited operating history or any number of other reasons.
In the event that we exceed our expected growth, or pursue acquisitions or other strategic opportunities, we may need to raise additional capital. There is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms, or even at all. Our limited operating history makes investor evaluation and an estimation of our future performance substantially more difficult. As a result, investors may be unwilling to invest in us or such investment may be offered on terms or conditions that are not acceptable. In the event that we are not able to secure financing, we may have to scale back our growth plans or cease operations.

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
Even though we have our shares quoted with The OTCQB, the market price of our Common Stock may be highly volatile and subject to wide fluctuations in response to a variety of factors and risks, many of which are beyond our control. In addition to the risks noted elsewhere in this Quarterly Report on Form 10-Q, some of the other factors affecting our stock price may include:
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
We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and dilute our share value
Our Second Amended and Restated Articles of Incorporation authorize the issuance of 3,000,000,000 shares of common stock, and 20,000,000 shares of preferred stock. Currently the Company has 25,064 shares of Preferred Series B stock outstanding, 450 shares of Preferred Series E stock outstanding, and 1,442 shares of Preferred Series G stock outstanding. Additionally, as of the filing date, there are outstanding (i) warrants to purchase 657,633 shares of our common stock; (ii) options exercisable into 2,599,621 shares of our common stock; (iii) 776,535 shares underlying the conversion of the aforementioned outstanding preferred shares.

Assuming all of the Company’s currently outstanding warrants and options are exercised and all convertible notes and preferred shares are converted, the Company would have to issue an additional 4,033,789 shares of common stock representing 67% of our current issued and outstanding common stock. The future issuance of this common stock would result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

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

Pursuant to our Second Amended and Restated Articles of Incorporation, the aggregate number of shares of capital stock which we are authorized to issue is 3,020,000,000 shares, of which 3,000,000,000 shares are common stock, and 20,000,000 shares are “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. As of the date of this filing the Company has 25,064 shares of Preferred Series B stock outstanding, 450 shares of Preferred Series E stock outstanding, and 1,442 shares of Preferred Series G stock outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2026, we issued securities that were not registered under the Securities Act and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q as listed below. The shares of common stock and pre-funded warrants issued upon the exchange or exercise of warrants and the conversion of preferred stock and convertible notes were issued in reliance on the exemption under Section 3(a)(9) of the Securities Act. All other securities discussed in this Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act. No cash proceeds were received and no commissions were paid in connection with any of these issuances.

Shares issued upon exchange or exercise of warrants

The Company issued 1,964,080 shares of common stock upon the exchange or cashless exercise of 1,131,502 outstanding warrants, and pre-funded warrants to purchase 430,588 shares of common stock at an exercise price of $0.01 per share in exchange for 430,588 outstanding warrants.

Shares issued in exchange for preferred shares

The Company issued 1,892,706 shares of common stock upon the conversion of 1,087 shares of Series A, 2,283 shares of Series F, 15,404 shares of Series G, 3,798 shares of Series H and 37,812 shares of Series I preferred stock.

Shares issued upon conversion of convertible notes

The Company issued 223,438 shares of common stock upon the conversion of senior convertible notes.

Shares issued for services and in settlement of liabilities

The Company issued 212,500 shares of common stock to consultants for services, 114,532 shares of common stock and, and 134 shares of Series G preferred stock as compensation for services.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2026, the Company repurchased 910 shares of its common stock in open market transactions at an average price of $2.43 per share, consisting of 201 shares in August 2026 at an average price of $2.00 per share and 709 shares in September 2026 at an average price of $2.55 per share. No shares were repurchased in July 2026.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 12th day of November 2026.

Creatd, Inc.

By:	/s/ Jeremy Frommer
Name:	Jeremy Frommer
Title:	CEO